Form 10-K
period 1993-12-31
POTOMAC ELECTRIC POWER CO
filed 1994-03-25
CIK 79732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



For the fiscal year ended December 31, 1993      Commission file number 1-1072
                          -----------------                             ------


                         Potomac Electric Power Company
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      District of Columbia and Virginia                         53-0127880
- ---------------------------------------------              -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)


       1900 Pennsylvania Avenue, N. W.
               Washington, D. C.                                   20068
- ---------------------------------------------              -------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code            (202) 872-2456
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
            Title of each class                        which registered
            -------------------                  -----------------------------
First Mortgage Bonds,                      )     New York Stock Exchange, Inc.
  9-3/4% Series due 2019 -                 )
  due May 1, 2019                          )
7% Convertible Debentures due 2018 -       )
  due January 15, 2018                     )
5% Convertible Debentures due 2002 -       )
  due September 1, 2002                    )





                                        Continued

                                                    Name of each exchange on
            Title of each class                         which registered
            -------------------                  -----------------------------

Serial Preferred Stock,                    )     New York Stock Exchange, Inc.
  $50 par value (entitled to               )
  cumulative dividends)                    )
    $3.37 Series of 1987                   )
    $3.89 Series of 1991                   )
    $2.44 Convertible                      )
      Series of 1966                       )

Common Stock, $1 par value                 )
  (The registrant's Common Stock is        )
   also listed on the Tokyo Stock          )
   Exchange)                               )


Securities registered pursuant to Section 12(g) of the Act:

     None.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     .
                                     ---

          As of March 8, 1994, Potomac Electric Power Company had 117,915,691 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $2.7 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1993 Annual Report to shareholders are incorporated by reference into Parts II and IV of this Form 10-K.

          Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement, dated March 18, 1994, are incorporated by reference into Part III of this Form 10-K.



                                       2

                        POTOMAC ELECTRIC POWER COMPANY
                               Form 10-K - 1993

                               TABLE OF CONTENTS
PART I                                                                  Page
  Item 1 - Business                                                     ----
    General ............................................................  5
    Sales ..............................................................  6
    Capacity Planning ..................................................  7
    Construction Program ...............................................  9
    Fuel ............................................................... 11
    Regulation ......................................................... 14
    Rates .............................................................. 15
    Environmental Matters .............................................. 19
    Labor .............................................................. 23
    Nonutility Subsidiary .............................................. 23
  Item 2 - Properties .................................................. 25
  Item 3 - Legal Proceedings ........................................... 26
  Item 4 - Submission of Matters to a Vote of Security Holders ......... 27

PART II
  Item 5 - Market for the Registrant's Common Equity and Related
             Stockholder Matters ....................................... 27
  Item 6 - Selected Financial Data ..................................... 28
  Item 7 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................. 28
  Item 8 - Financial Statements and Supplementary Data ................. 28
  Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................. 28

PART III
  Item 10 - Directors and Executive Officers of the Registrant ......... 29
  Item 11 - Executive Compensation ..................................... 31
  Item 12 - Security Ownership of Certain Beneficial Owners and
              Management................................................ 32
  Item 13 - Certain Relationships and Related Transactions ............. 32

PART IV
  Item 14 - Exhibits, Financial Statement Schedules and Reports on
              Form 8-K ................................................. 32
    Exhibit 11    - Computation of Earnings Per Common Share ........... 39
    Exhibit 12    - Computation of Ratios .............................. 40
    Exhibit 22    - Subsidiaries of the Registrant ..................... 42
    Exhibit 24    - Consent of Independent Accountants ................. 43
    Report of Independent Accountants on Consolidated Financial
      Statement Schedules .............................................. 44
    Schedule V    - Property, Plant and Equipment ...................... 45
    Schedule VI   - Accumulated Depreciation, Depletion and Amortization
                      of Property, Plant and Equipment ................. 48
    Schedule VIII - Valuation and Qualifying Accounts .................. 51
    Schedule IX   - Short-Term Borrowings .............................. 52

  Signatures ........................................................... 53























                                PAGE LEFT BLANK

                                 INTENTIONALLY




























                                       4

Part I
- ------

Item 1    BUSINESS
- ------    --------
GENERAL
- -------

      Potomac Electric Power Company (Company), which was incorporated in the District of Columbia in 1896 and in the Commonwealth of Virginia in 1949, is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C. metropolitan area. The Company's retail service territory includes the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland. The area served at retail covers approximately 640 square miles and had a population of approximately 1.9 million at the end of 1993 and 1992. The Company also sells electricity, at wholesale, to Southern Maryland Electric Cooperative Inc. (SMECO), which distributes electricity in Calvert, Charles, Prince George's and St. Mary's counties in southern Maryland. During 1993, approximately 59% of the Company's revenues were derived from Maryland sales (including wholesale) and 41% from sales in the District of Columbia. About 30% of the Company's revenues were derived from residential customers, 64% from sales to commercial and government customers and 6% from sales at wholesale. Approximately 14% and 3% of 1993 revenues were derived from sales to the U.S. and D.C. governments, respectively.

      The Company holds valid franchises, permits and other rights adequate for its business in the territory it serves, and such franchises, permits and other rights contain no unduly burdensome restrictions.

      The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection (PJM) pursuant to an agreement under which its generating and transmission facilities are operated on an integrated basis with those of the other PJM member utilities in Pennsylvania, New Jersey, Maryland, Delaware and a small portion of Virginia. The purpose of PJM is to improve the operating economy and reliability of the systems in the group and to provide capital economies by permitting lower reserve requirements than would be required on a system basis. The Company also has direct high voltage connections with the Potomac Edison Company and Virginia Electric and Power Company, neither of which is a member of PJM.













                                       5
SALES
- -----

      The following data presents the Company's sales and revenue by class of service and by customer type, including data as to sales to the United States and District of Columbia governments.

                                               1993        1992        1991
                                            ----------  ----------  ----------
          Electric Energy Sales                (Thousands of Kilowatt-hours)
          ---------------------
          Kilowatt-hours Sold - Total       25,693,999  24,484,444  24,796,279
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service              6,739,987   6,155,793   6,503,105
            General service                 10,860,437  10,491,222  10,418,003
            Large power service              5,232,380   5,183,560   5,261,308
            Street lighting                    163,827     163,739     161,577
            Rapid transit                      370,428     360,432     343,470
            Wholesale                        2,326,940   2,129,698   2,108,816

          By Type of Customer -
            Residential                      6,726,520   6,142,414   6,488,294
            Commercial                      11,750,542  11,391,337  11,321,344
            U.S. Government                  3,986,149   3,947,611   4,016,129
            D.C. Government                    903,848     873,384     861,696
            Wholesale                        2,326,940   2,129,698   2,108,816


          Electric Revenue                        (Thousands of Dollars)
          ----------------
          Sales of Electricity - Total*     $1,696,435  $1,556,098  $1,542,571
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service             $  506,096  $  433,648  $  451,048
            General service                    747,237     705,178     681,182
            Large power service                297,228     286,645     280,307
            Street lighting                     13,605      12,363      12,424
            Rapid transit                       24,107      22,914      20,913
            Wholesale                          108,162      95,350      96,697

          By Type of Customer -
            Residential                     $  505,173  $  432,797  $  450,103
            Commercial                         791,357     748,550     724,039
            U.S. Government                    238,192     229,586     223,723
            D.C. Government                     53,551      49,815      48,009
            Wholesale                          108,162      95,350      96,697


  * Exclusive of Other Electric Revenues of $6,007 in 1993, $6,069 in 1992 and $9,495 in 1991.

      The Company's sales of electric energy are seasonal, and, accordingly, rates have been designed to closely reflect the daily and seasonal variations in the cost of producing electricity, in part by raising summer rates and lowering winter rates. Mild weather during the summer billing months of June through October, when base rates are high to encourage customer conservation and peak load shifting, has an adverse effect on revenues and, conversely, hot weather during these months has a favorable effect.

      Effective January 1, 1992, the Company changed its method of revenue recognition to provide for the accrual of revenue for service rendered but unbilled as of the end of the month. This change in accounting method has no significant effect on revenue over a 12-month period. It affects the timing of revenue recognition within the year, principally increasing revenues in the second quarter and decreasing revenues in the fourth quarter.

      The Company includes in revenues the amounts received for sales to other utilities related to pooling and interconnection agreements. Amounts received for such interchange deliveries are a component of the Company's fuel rates.

CAPACITY PLANNING
- -----------------
General
- -------

      During the period 1994 through 2003 the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%. Based upon average weather conditions, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade. The Company's ongoing strategies to meet the increasing energy needs of its customers include conservation and energy use management programs which are designed to curb growth in peak demand. The need for new capacity has been further reduced by programs to maintain older generating units to ensure their continued efficiency over an extended life and the cost-effective purchase of capacity and energy.

Conservation and Energy Use Management Programs
- -----------------------------------------------

      Cost-effective conservation programs have been a major component of the Company's success in limiting the need for new construction during the past decade.

      The Company's conservation and energy use management programs are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. The Company offers an extensive array of comprehensive conservation programs for its customers in the District of Columbia and Maryland.

      The Company's programs for residential customers include various types of incentives to encourage the design of energy-efficient homes and the purchase and installation of energy-efficiency measures. These incentives include customer rebates for energy efficient appliances, bonuses to contractors who build homes that meet high energy-efficiency standards, coupons which offer significant discounts to customers who purchase energy-efficient lights and water heater conservation measures and, commencing in 1993, a program to directly install, at no cost to the customer, lighting and water heater tank wraps in single-family, apartment and condominium residences. During 1993, the Company also initiated an appliance recycling program for customers, by offering payments for inefficient, but still functioning, refrigerators, air conditioners and freezers.

      The Company's programs for commercial customers offer a variety of approaches to encourage conservation, including design consultation and technical assistance at no fee, equipment rebates to developers and designers, cash incentives to customers who install energy-efficiency measures ranging from lighting to efficient motors and equipment, and, for small commercial customers, direct installation of efficient lighting and other measures at no-cost to the customer. During 1993, as part of the Custom Rebate program, the Company encouraged customers with older chillers to replace them with new high efficiency chillers. Also, the Company began offering loans on a pilot basis to commercial customers for efficiency improvements.

      The Company continues to aggressively identify, design, and test additional energy efficient conservation measures and technologies.

      The Company receives rate recognition for the cost of its conservation programs in its Maryland jurisdiction through a rate surcharge which permits the Company to earn a return on its conservation investment while receiving compensation for lost revenues. The cost recovery mechanism also allows the Company to earn a performance bonus for exceeding established goals. The surcharge is adjusted periodically to reflect the Company's growing conservation commitment. The District of Columbia Public Service Commission has established a framework which provides for a return on approved conservation investments and incentives for achieving demand side management goals within base rate cases.

      During 1993, the Company also continued to operate and expand its energy use management programs. In 1993, approximately 134,000 customers participated in programs which cycle air conditioners and water heaters during peak periods. In addition, the Company operates a commercial load program which provides incentives to customers for reducing energy use during peak periods. Time-of-use rates have been in effect since the early 1980s and currently approximately 60% of the Company's revenues are based on time-of-use rates.

      It is estimated that peak load reductions of approximately 390 megawatts have been achieved to date from conservation and energy use management programs and that additional peak load reductions of over 500 megawatts will be achieved in the next five years. The Company also estimates that energy savings of more than 450 million kilowatt-hours have been realized through operation of its conservation and energy use management programs through 1993. During the next five years, the Company plans to expend an estimated $525 million to encourage the efficient use of electric energy and to reduce the need to build new generating facilities.

      Although the Company is expanding its conservation and energy use management efforts, new sources of supply will be needed to assure the future reliability of electric service to the Washington area. These new sources of supply will be provided through the Company's plans for purchases of capacity and energy and through its ongoing construction program.

Purchase of Capacity and Energy
- -------------------------------

      Pursuant to the Company's 1987 long-term capacity purchase agreements with Ohio Edison and Allegheny Power System, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. In addition, the Company has a 25-year agreement with SMECO, which began in 1990, to purchase 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility.

      The Company has been exploring other cost-effective sources of energy and has entered into contracts for two nonutility generation projects which total 270 megawatts of capacity. In 1991, the Company signed an agreement with Panda Energy Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland, which is scheduled for service in 1996. The project is currently before the Maryland Public Service Commission for issuance of a certificate of convenience and necessity. In addition, the Company has signed a contract for a 40-megawatt resource recovery facility which is now under construction in Montgomery County, Maryland. In November 1993, after failing to obtain final building permits from the District of Columbia, Dominion Energy terminated its contract to build a 56-megawatt combined-cycle cogeneration facility at Georgetown University.

CONSTRUCTION PROGRAM
- --------------------

      The Company carries on a continuous construction program, the nature and extent of which is determined by the Company's strategic planning process which integrates supply-side and demand-side resource options.

      From January 1, 1991 to December 31, 1993, the Company made property additions, net of an Allowance for Funds Used During Construction (AFUDC), of $1 billion (of which $300 million were made in 1993) and had property retirements of $122 million (of which $40 million were made in 1993).

      The Company's current construction program calls for estimated expenditures, excluding AFUDC, of $290 million in 1994, $280 million in 1995, $240 million in 1996, $210 million in 1997 and $245 million in 1998, an aggregate of $1.3 billion for the five-year period. AFUDC is estimated to be $24 million in 1994, $11 million in 1995, $14 million in 1996, $19 million in 1997 and $23 million in 1998. The 1994-1998 construction program includes approximately $618 million for generating facilities (including $203 million for Clean Air Act compliance), $66 million for transmission facilities, $558 million for distribution, service and other facilities, and $23 million associated with the Company's energy use management programs. Making use of the flexibilities in its long-term construction plan, the Company reduced projected expenditures for the five years 1994 through 1998 by a total of $315 million from amounts previously planned. The construction reductions and deferrals were associated with lower rates of projected growth in usage of electricity resulting in large part from implementing economical conservation programs. The Company plans to finance its construction program through funds provided by operations and external financing.

      The construction program includes amounts for the construction of facilities that will not be completed until after 1998. Although the program includes provision for escalation of construction costs, generally at an annual rate of 4%, the aggregate budget for long lead time projects will increase or decrease depending upon the actual rates of inflation in construction costs. The program is reviewed continuously and revised as appropriate to reflect changes in projections of demand, consumption patterns and economic trends.

      On June 1, 1993, the Company placed in service the second element of a combined-cycle unit, consisting of a 139-megawatt combustion turbine generating unit, at the Dickerson Generating Station located in Montgomery County, Maryland. The first 139-megawatt combustion turbine generating unit was placed in service on June 1, 1992. The total cost of the two combustion turbine units currently in service was $162 million. These generating units are primarily fueled by natural gas but can also burn No. 2 fuel oil. The Dickerson project plan provides for two combined-cycle units with the capability of adding a coal gasification facility, should future unit price differentials among coal, oil and gas make gasification economically attractive. The Company's construction schedule is flexible in order to accommodate changes in future growth and the addition of nonutility generation. Currently, no additional units are scheduled for the Dickerson combined-cycle project until after the year 2003.

      The Clean Air Act Amendments of 1990 (CAA) requires utilities to reduce emissions of sulfur dioxide and nitrogen oxides in two phases, January 1995 (Phase I) and January 2000 (Phase II). The Company has developed plans for complying with the CAA to achieve prescribed standards in Phases I and II.


                                       10
The Company anticipates capital expenditures totaling $203 million over the next five years pursuant to these plans. The plans call for replacement of boiler burner equipment for nitrogen oxides emissions control, the use of lower-sulfur fuel and cofiring with natural gas at selected baseload plants. The CAA allows companies to achieve required emission levels by using a market-based emission allowance trading system. If economical, emission allowances may be purchased in lieu of burning lower-sulfur fuel.

      The Company owns a 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania. As a result of installing flue gas scrubbing equipment to meet Phase I requirements of the CAA, this station will receive additional allowances. The Company's share of these "bonus" allowances may be used to reduce the need for lower-sulfur fuel at its other plants. The Company's share of the construction cost for the flue gas scrubbing equipment is approximately $38 million.

      Installation of scrubbers is not contemplated for the Company's wholly owned plants. Both the District of Columbia and Maryland commissions have approved the Company's plans for meeting Phase I requirements including cost recovery of investment and inclusion of emission allowance expenses in the Company's fuel adjustment clause.

      The Company is participating in the construction of the final segments of a 500,000 volt transmission line providing further links in the transmission systems of the Company, Baltimore Gas and Electric Company and Virginia Electric and Power Company (Virginia Power). The Company's construction schedule contemplates completion of the final segments in 1994.

FUEL
- ----

      For customer billing purposes, all of the Company's kilowatt-hour sales are covered by separately stated fuel rates (see Item 8 - Note 2 of "Notes to Consolidated Financial Statements").



















                                       11

      The Company's generating units burn only fossil fuels. The principal fuel is coal. The Company owns no nuclear generation facilities and none are planned. The following table sets forth the quantities of each type of fuel used by the Company in the years 1993, 1992 and 1991 and the contribution, on the basis of Btus, of each fuel to energy generated.

                                     1993           1992           1991
                                -------------- -------------- --------------
                                          % of           % of           % of
                                Quantity  Btu  Quantity  Btu  Quantity  Btu
                                -------- ----- -------- ----- -------- -----

          Coal
            (000s net tons)       6,010   79.4   5,926   82.9   6,471   81.7
          Residual oil
            (000s barrels)        4,835   15.9   3,294   11.4   3,895   12.2
          Natural gas
            (000s dekatherms)     6,090    3.2   8,200    4.5   9,933    4.9
          No. 2 fuel oil
            (000s barrels)          480    1.5     376    1.2     407    1.2


      The following table sets forth the average cost of each type of fuel burned, for the years shown.

                                                1993     1992     1991
                                               ------   ------   ------

          Coal:           per ton              $43.69   $43.66   $45.37
                          per million Btu        1.72     1.72     1.78
          Residual oil:   per barrel            15.09    14.35    15.99
                          per million Btu        2.39     2.28     2.54
          Natural gas:    per dekatherm          2.88     2.32     2.18
                          per million Btu        2.88     2.32     2.18
          No. 2 fuel oil: per barrel            24.98    26.70    29.07
                          per million Btu        4.30     4.60     5.01

      The average cost of fuel burned per million Btu was $1.90 in 1993, compared with $1.85 in 1992 and $1.93 in 1991. The increase of approximately 3% in the 1993 system average unit fuel cost compared with the 1992 system average resulted from increased use of major cycling and peaking generation units which burn higher cost fuels. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

      Ten of the Company's sixteen steam-electric generating units can burn only coal; two can burn only residual oil; two can burn either coal or residual oil or a combination of both and two units can burn either residual oil or natural gas. Those units capable of burning either coal or residual oil normally burn coal as their primary fuel. The Company also has combustion



                                       12
turbines, some of which can burn only No. 2 fuel oil, and others which can burn natural gas or No. 2 fuel oil. During 1993, the new Dickerson combustion turbine units resulted in the displacement of generation from older, less cost-effective units. The following table provides details of the Company's generating capability from the standpoint of plant configuration as well as actual energy generation (see "Item 2 -Properties" for additional information on type of fuel used in generating facilities).

                                        Net Generating          Net
                                        Capability and        Energy
                                      Purchased Capacity     Generated
                                      ------------------ ------------------

                                        1993 1992 1991   1993   1992   1991
                                        ---- ---- ----   ----   ----   ----
          Steam Generation

            Dual fuel units, capable
              of burning coal, residual
              oil or a combination of
              coal and residual oil....  18%  18%  19%    29%    27%    29%

            Units capable of burning
              coal only................  28%  29%  30%    45%    50%    47%

            Units capable of burning
              residual oil only........   8%   9%   9%     1%     -      1%

            Units capable of burning
              residual oil or natural
              gas......................  19%  19%  19%    10%     9%    10%

          Combustion Turbines

            Units capable of burning
              No. 2 fuel oil only......   9%   9%   9% )
            Units capable of burning                   )   2%     1%     1%
              No. 2 fuel oil or natural                )
              gas......................  11%   9%   7% )

          Purchased capacity...........   7%   7%   7%    13%(a) 13%(a) 12%(a)

          (a)  Includes purchases under cogeneration agreements.


      The Company's fuel mix objective is to obtain a minimum unit cost of energy through the use of its generating facilities. The actual use of coal, oil and natural gas is influenced by the availability of the generating units, the relative cost of the fuels, energy and demand requirements of other utilities with which the Company has interconnection arrangements, regulatory requirements (for future units), weather conditions and fuel supply constraints, if any.

                                       13
      The Company has several intermediate and long-term coal contracts with various expiration dates through 2003 for aggregate annual deliveries of approximately 4.3 million tons. Deliveries under these contracts are expected to provide approximately 75% of the estimated system coal requirements in 1994. Approximately 25% of the estimated system coal requirements in 1994 will be purchased under shorter term agreements and on a spot basis from a variety of suppliers. Prices under the Company's intermediate and long-term coal contracts are generally determined by reference to base amounts adjusted to reflect provisions for changes in suppliers' costs, which in turn are determined by reference to published indices and limited by current market prices.

      Most of the coal currently used by the Company is surface mined in Pennsylvania, West Virginia and Maryland. The Company believes that it will be able to continue to obtain the quantities of coal needed to operate at its current fuel mix objective. The costs of coal to the Company may be affected by increases in the costs of production, including the costs of complying with federal legislation (such as amendments to the CAA, discussed above, the costs of surface mining reclamation and black lung benefits), the imposition of (or changes in) state severance taxes and by modification of contracts with Conrail, CSX Transportation and Norfolk Southern which cover all of the coal movements to the Company's generating stations.

      The Company purchases both domestically refined and imported residual oil. Residual oil is being obtained under one two-year and one one-year contract. Prices under the contracts are determined by reference to base contract prices, as adjusted to reflect current market prices. Prior to expiration of the contracts, the Company expects to solicit bids for new contracts to supply its residual oil requirements. The Company also purchases No. 2 fuel oil under two one-year contracts.

      Certain units at the Company's Chalk Point Generating Station and the new Dickerson combustion turbine units are capable of burning natural gas as well as oil. The Company has a contract with Washington Gas Light Company for Chalk Point extending through April, 1995. The Company has a one-year contract with Consolidated Natural Gas for the Dickerson combustion turbine units through March 31, 1994. Competitive proposals are currently under review for a one year term contract to commence April 1, 1994. Both contracts are for an interruptible supply of natural gas with provisions for price review and adjustment each month. The actual use of natural gas for these units will be dependent upon operational requirements, the relative costs of natural gas and oil, and the availability of natural gas.

REGULATION
- ----------

      The Company's utility operations are regulated by the Maryland and District of Columbia public service commissions and, as to its wholesale business, the Federal Energy Regulatory Commission (FERC). In addition, in certain limited respects relating to its participation in the Conemaugh Generating Station and related transmission lines, the Company is subject to regulation by the Pennsylvania Public Utility Commission.

                                       14
      The Company's operations are subject to certain portions of the National Energy Act designed to promote the conservation of energy and the development and use of more plentiful domestic fuels through various regulatory and tax provisions. The legislation, among other things, requires states to develop residential energy conservation plans and requires utilities to enter into cogeneration purchases with operators of qualified facilities. To date, this legislation has fostered nonutility generation (cogeneration and solid waste fired generation) supplying the Company with approximately 8 megawatts. As noted above under "Purchase of capacity and energy," the Company is planning additional cost-effective nonutility generation projects.

RATES
- -----
General
- -------

      The Company's retail rates for electric service in Maryland and the District of Columbia are based on allowed rates of return to the Company's jurisdictional original cost rate base investments as determined in base rate proceedings before the regulatory commissions by reference to the test periods used in setting rates. Rate base in each of these jurisdictions generally has included (1) the Company's full investments in Electric Plant in Service (net of depreciation, certain pre-1981 investment tax credits and plant related deferred income taxes), Electric Plant Held for Future Use and the pollution control portion of Construction Work in Progress (CWIP), (2) inventories of fuels and other materials and supplies and (3) an allowance for cash working capital. The Company has employed, since 1978, Allowance for Funds Used During Construction (AFUDC) accounting. In general, the Company capitalizes AFUDC with respect to investments in CWIP with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. In 1992, pursuant to orders from both the Maryland and District of Columbia commissions, the Company commenced the accrual of a capital cost recovery factor on the retail jurisdictional portion of certain pollution control projects related to compliance with the CAA. The base for calculating this return is the amount by which the retail jurisdictional CAA expenditure balance exceeds the CAA balance included in rate base in the Company's most recently completed base rate proceeding. The jurisdictional AFUDC capitalization rates are determined on a gross basis pursuant to formulas prescribed by the FERC. The effective capitalization rates were approximately 8.7% in 1993 and 9.1% in 1992 and 1991, compounded semiannually.












                                       15
      Rate orders received by the Company during the past three years provided for increases (decreases) in annual base rate revenues as shown in the table below.

                                         Rate
                                       Increase
                                      (Decrease)      %          Effective
           Regulatory Jurisdiction      ($000)      Change          Date
          --------------------------  ----------  ----------  ---------------
          District of Columbia         $25,400       3.8%     March/June 1994
          Federal-Wholesale              2,600       2.3      January 1994
          Maryland                      27,000       3.0      November 1993
          Federal-Wholesale              3,801       3.1      January 1993
          Maryland                      25,300       3.0      1992/1993 (a)
          District of Columbia          30,380       4.6      July 1992
          Federal-Wholesale              2,814       2.6      January 1992
          District of Columbia          19,740       3.3      October 1991
          Maryland                      19,724       2.6      June 1991
          Federal-Wholesale               (502)      (.5)     January 1991

          (a) See Maryland discussion below.

Fuel Rates
- ----------

      The Company has separately stated fuel rates in each jurisdiction. Such rates include the delivered cost of fuel and the applicable costs and/or credits from the interchange of energy with other electric utilities, to the extent not provided for in base rates (see Item 8 - Note 2 of "Notes to Consolidated Financial Statements").

Maryland
- --------

      In October 1993, pursuant to a settlement agreement, the Commission authorized a $27 million, or 3%, increase in base rate revenues effective November 1, 1993. The settlement included a new system composite depreciation rate of approximately 3.1%, up from the 3% rate previously in effect. Prior to the settlement, the Company had filed updated cost of service data which demonstrated a need for a $49.9 million increase in Maryland base rate revenue, based upon the requested return of 9.89% on average rate base including a 12.75% return on common stock equity, 1993 federal tax legislation and the completed separate depreciation case. In connection with the settlement agreement, no determination was made with respect to rate of return. The rate of return on common stock equity most recently determined for the Company in a fully litigated rate case was 12.75% established by the Commission in a June 1991 rate increase order.

      In October 1992, pursuant to a settlement agreement, the Commission authorized an increase in base rate revenues of approximately 3% with $18 million effective December 1, 1992, and $7.3 million effective June 1, 1993. No determination with respect to rate of return was specified.

                                       16

District of Columbia
- --------------------

      On March 4, 1994, the Commission authorized a $25.4 million, or 3.8%, increase in base rate revenues. Of the total increase, $23.2 million became effective March 16, 1994. The remaining $2.2 million is scheduled to become effective on June 5, 1994, contingent on the June 1, 1994 in-service date of the final segment of a 500-kilovolt transmission line between the Company and Baltimore Gas & Electric Company. The authorized rates are based on a 9.05% rate of return on average rate base, including an 11% return on common stock equity. The Commission approved the Company's proposal for including future changes in purchased capacity costs in fuel adjustment clause billings. In addition, the Commission reversed its longstanding practice of including Electric Plant Held for Future Use in rate base and ordered the Company to accrue AFUDC on plant held for future use. The order increased test period revenues by $3 million, which reduced the Company's revenue requirement, to reflect 20% of the cumulative effect of a 1992 accounting change related to unbilled revenues applicable to the District of Columbia. The Commission rejected the Company's proposed Demand Side Management (DSM) surcharge. Consistent with prior decisions, the order included $5.3 million in base rates to recognize DSM program costs without provision for lost revenues between rate cases. In addition, the Commission found that the Company had not adequately supported $5.5 million, or 25% of conservation expenditures during the test year. Subsequent to the test period in the case, the Company has expended approximately $20 million on conservation in the District of Columbia. The Company is considering available alternatives, including reconsideration of the decision. A Commission decision on reconsideration would be expected by early May 1994.

      The Company had been seeking a $55.4 million, or 8.2%, increase in base rate revenue, based upon a return of 9.46% on average rate base including an 11.8% return on common stock equity. On June 4, 1993, the Company had filed a base rate application requesting a $72.6 million increase in base rate revenue based upon a requested return of 9.84% on average rate base including a 12.35% return on common stock equity. The Company updated its initial June 1993 cost of service data filing to reflect subsequent events such as final federal tax legislation changes, the effects of a new three year labor agreement with its union employees, the settlement of the United Mine Workers strike as it related to the Company's coal inventory, cost of service revisions and an updated cost of capital study. The requested increase in annual base rate revenues was predicated on adoption by the Commission of the Company's ratemaking proposal with respect to the demand side management program costs, including treatment of lost revenues.

      In June 1992, the Commission authorized a $30.4 million, or 4.6%, increase in base rate revenues effective July 7, 1992. The authorized rates are based on a 9.96% rate of return on average rate base, including a 12.35% return on common stock equity. The Commission also approved a procedure for deferring purchased capacity cost increases between rate cases, accruing a return on the deferred amounts, and including such deferred amounts in determining revenue requirements in future rate proceedings. In February


                                       17
1993, the Commission adopted a surcharge mechanism, to become effective following the Company's next base rate case discussed above, for recovery of the capital cost carrying charges on CAA compliance costs between rate proceedings. The Company is authorized to accrue a capital cost recovery factor on applicable CAA costs while the surcharge rate is effective.

Wholesale
- ---------

      The Company has a 10-year full service power supply contract with SMECO, a wholesale customer. The contract period is to be extended for an additional year on January 1 of each year, unless notice is given by either party of termination of the contract at the end of the 10-year period. The full service obligation can be reduced by SMECO by up to 20% of its annual requirements with a five-year advance notice for each such reduction.

      SMECO rates were increased by $3.8 million and $2.8 million effective January 1, 1993 and 1992, respectively.

      In November 1993, the Company amended its contract with SMECO to provide for rate increases of $2.6 million, $2.3 million and $4.2 million effective January 1, 1994, 1995 and 1996, respectively.

Interchange of Power
- --------------------

      The Company's generating and transmission facilities are interconnected with the other members of PJM and other utilities. The pricing of most PJM internal economy energy transactions is based upon "split savings" so that the price of such energy is halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy.

      The Company has interconnection agreements with Allegheny Power System
(APS) and Virginia Power. These agreements provide a mechanism and the flexibility to purchase power from these parties or from others with whom they are interconnected on an as-needed basis in amounts mutually agreed to from time-to-time pursuant to negotiated rates, terms and conditions.

      Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. The cost of capacity under these agreements increased from $12,380 per megawatt, per month, in 1993 to $18,060 per megawatt, per month, effective January 1, 1994, plus an allocation of fixed operating and maintenance expenses, with provision for escalation in 1999.

      The Company began a 25-year purchase agreement in 1990 with SMECO for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is approximately $462,000 per month.

                                       18
ENVIRONMENTAL MATTERS
- ---------------------
General
- -------

      The Company is subject to federal, state and local legislation and regulation with respect to environmental matters, including air and water quality and the handling of solid and hazardous waste. Air quality requirements relate to both ambient air quality and emissions from facilities, including particulate matter, sulfur dioxide, nitrogen oxides, carbon monoxide, volatile organic compounds and visible emissions. Water quality requirements relate to intake and discharge of water from facilities, including water used for cooling purposes in electric generating facilities. Waste requirements relate to the generation, treatment, storage, transportation and disposal of specified wastes. Compliance with such requirements may limit or prevent certain operations or substantially increase the cost of construction and operation of the Company's existing and future generating installations. The Company has expended approximately $462 million through December 31, 1993, for the construction of pollution control facilities. The $618 million 1994-1998 construction program for generating facilities includes estimated provision for pollution control facilities, including expenditures for CAA compliance, of $78 million for 1994, $67 million for 1995, $44 million for 1996, $45 million for 1997 and $56 million for 1998. The Company is unable to predict the future course of environmental regulations generally, the manner in which compliance with such regulations will be required, the availability of technology to meet such regulations and any budget amendments which may be required to recognize the costs which may ultimately be associated with such compliance.

Air Quality
- -----------

      Under authority of the Clean Air Act of 1970, as amended, the U.S. Environmental Protection Agency (EPA) has issued national primary and secondary standards for the following air pollutants: sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide, ozone and lead. EPA has also enacted regulations designed to prevent significant deterioration of air quality in areas where air quality levels are better than the secondary ambient air quality standards. The appropriate agencies in Maryland, the District of Columbia and Virginia have issued regulations designed to implement EPA's standards and regulations.

      In 1990, Congress enacted amendments to the CAA that require the reduction of sulfur dioxide and nitrogen oxides emissions from electric generating units. The Company cannot fully predict the financial and operating effects of this new legislation until all of the related implementing regulations are adopted by EPA and by appropriate agencies in each of the jurisdictions where the Company's generating facilities are located. However, the Company has developed cost-effective plans for complying with the CAA to achieve prescribed standards in two phases.



                                       19
The Company anticipates capital expenditures totaling $203 million over the next five years. The plans call for replacement of boiler burner equipment for nitrogen oxides emissions control, the use of lower-sulfur fuel and cofiring with natural gas at selected baseload plants. The CAA allows companies to achieve sulfur dioxide emission reduction requirements by using a market-based emission allowance trading system. If economical, emission allowances may be purchased in lieu of burning lower-sulfur fuel.

      Maryland, the District of Columbia and Northern Virginia are members of the Ozone Transport Commission, established by the CAA for the purpose of developing a regional solution to attainment of the ambient ozone standard in the northeastern United States. Those states are currently preparing rules under Title I of the CAA which will require the retrofit of existing generating units with Reasonably Available Control Technology (RACT) for nitrogen oxides control by mid-1995. The Company has developed a plan whereby the nitrogen oxides reductions already planned to be achieved by PEPCO under Title IV of the CAA will also satisfy the states' requirements for RACT. This plan will be undergoing regulatory review during 1994.

      The Company is unaware in any respect in which its generating stations are not presently in compliance with federal and state air quality regulations, with the exception of visible emissions from the Dickerson Station and Chalk Point Units 1, 2 and 4. The State of Maryland has adopted a regulation which allows a case-by-case exception to visible emissions limits. Recognizing that the specified units cannot continuously satisfy a standard requiring no visible emissions, the Company is working with Maryland regulators to establish revised visible emissions standards for the subject units.

Water Quality
- -------------

      The Company's generating stations operate under National Pollutant Discharge Elimination System (NPDES) permits. NPDES renewal applications submitted in March 1991 for the Morgantown station, December 1991 for the Dickerson station, March 1992 for the Chalk Point station, April 1993 for the Buzzard Point station, and July 1993 for the Benning station, are all pending. An NPDES permit for the Potomac River Station was issued and effective as of February 24, 1994.

      The Maryland Department of the Environment promulgated regulations effective April 16, 1990 that, among other things, set numeric criteria for toxic substances in surface waters. These regulations are applicable to the Company's Chalk Point, Morgantown and Dickerson generating stations. None of the numeric criteria have been incorporated into the NPDES permits for these stations at this time. While it is not known whether the criteria will be included in the Company's permits in the future, or, if included, what the economic impact will be, it has been preliminarily estimated that if the regulations are interpreted in the manner most detrimental, the Company could incur capital costs of as much as $810 million and annual operating and



                                       20
maintenance expenses of $224 million in order to comply with these regulations. The Company, in conjunction with other utilities, industrial companies, and the Maryland Chamber of Commerce, filed a suit in May 1990 that challenges the validity of the regulations. The suit is pending in the Circuit Court for Baltimore City. The parties have reached settlement of the suit contingent upon the outcome of subsequent rulemaking proceedings.
Revised regulations were adopted on May 6, 1993 in accordance with the settlement agreement. EPA approval of the revised regulations is pending.

      On March 18, 1993, the Company brought to the attention of state and federal authorities information discovered in an internal Company investigation to the effect that one of the Company's NPDES permits may have been violated by the pumping of water from a settlement pond at a Company-owned flyash storage facility. Further investigation both internally and by the governmental authorities has continued, including issuance of, and response by the Company to, a federal grand jury subpoena for documents germane to the investigation and testimony of two Company employees before the grand jury.

Toxic Substances
- ----------------

      The Company was notified by the EPA on December 18, 1987, that it, along with five other utilities and eight non-utilities, is a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), in connection with the polychlorinated biphenyl compounds (PCBs) contamination of soil, ground water and surface water occurring at a Philadelphia, Pennsylvania site owned by an unaffiliated company. Additional PRPs have since been identified and the number is continuously subject to change. In the early 1970s, the Company sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. The Company and nine other PRPs executed an Administrative Order by Consent (ACO) with the EPA and the performance of a Remedial Investigation/ Feasibility Study (RI/FS) is in progress. Pursuant to an agreement among the participating PRPs, the Company is responsible for 12% of the costs of the RI/FS. It is currently estimated that the PRPs' cost of compliance with the ACO, including the RI/FS and legal fees, will be approximately $6.5 million. The Company has paid $548,000 to date. The Company cannot estimate the extent of the EPA's administrative and oversight costs or the expense associated with a site remedy ultimately acceptable to the EPA.

      On September 19, 1989, an unaffiliated company, the Richmond, Fredericksburg and Potomac Railroad (RF&P), requested the Company to participate in the investigation and remediation of a 3-acre site in Arlington, Virginia owned by RF&P at which it is alleged that soil and groundwater have been contaminated by PCB compounds. Subsequently, the Virginia Department of Waste Management requested information from the Company related to transformers which may have been sold or sent to the site operator.




                                       21
On December 7, 1990, a Summons and Complaint filed by RF&P in the United States District Court for the Eastern District of Virginia against the Company and seven other defendants was received. The Complaint alleges that the defendant site operator released PCBs and other hazardous substances at the site during the course of its operation, and that the sole source of PCBs and other hazardous substances is from the defendant operator's operations and from transformers and capacitors supplied by other defendants. Subsequently, additional defendants were added to the Complaint. The Complaint seeks contribution and other equitable remedies for remediation of the site. In October 1993, the parties reached a settlement which was approved by the Court on October 25, 1993 subject to confirmation by additional site testing that remediation can be accomplished at or below, and that no regulatory authority will require a remediation which exceeds, approximately $4 million.

      During 1993, the Company participated with two other PRPs in a removal action at a site in Harmony, West Virginia pursuant to an Administrative Order
(AO) issued by the EPA. Approximately $3 million (of which the Company has paid one-third, subject to possible reallocation) was expended on the removal action, which the EPA has stated is in compliance with the AO. Approximately $1.9 million of this cost has now been recovered from third parties. EPA oversight costs, which are not expected to be material, have not yet been assessed. While compliance with the AO has been completed, the Company cannot determine whether it will be subject to any future liability with respect to the site.

      In August 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County) in separate ongoing, consolidated proceedings each denominated "In re:
Personal Injury Asbestos Cases." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the filings, a number of the individual suits have been disposed of without any payment by the Company. On March 14, 1994, the Company and Pittsburgh Corning filed a Joint Stipulation of Dismissal of the Pittsburgh Corning third party complaint, which dismissal would require no payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly


                                       22
exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position.

Solid and Hazardous Waste
- -------------------------

      The Resource Conservation and Recovery Act of 1976 (RCRA) provides federal mandates and authority for dealing with the generation, treatment, storage, transportation and disposal of solid or hazardous waste. The principal utility wastes of fly ash, bottom ash and scrubber sludge are exempt from EPA regulation as hazardous waste. The Company sends its wastes designated as hazardous to appropriately licensed facilities for hazardous waste treatment, storage and disposal. The current impact of regulations under RCRA is not substantial. The only permit which will be required at this time is for the Morgantown Generating Station, where the Company burns certain amounts of PCB-contaminated mineral oil. Maryland regulations provide for a special "limited facility permit" for this activity and the Company's application for such permit is pending.

LABOR
- -----

      A new three-year Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers (IBEW) was ratified on July 20, 1993 by Union members. The total package, including wage and benefit changes, will increase costs by 6.1% over the three-year period. The Agreement includes several changes that will reduce the Company's cost of its post-retirement benefit obligations. At December 31, 1993, 2,940 of the Company's 4,893 employees were represented by the IBEW.

NONUTILITY SUBSIDIARY
- ---------------------

      Potomac Capital Investment Corporation (PCI), the Company's principal wholly-owned subsidiary, was formed in late 1983 to provide a vehicle for ongoing nonutility investment business. PCI's objective is to provide an annual supplement to utility earnings and to build long-term shareholder value.

      At December 31, 1993, PCI's assets totaled $1.7 billion, including $924 million in finance and operating equipment leases and $466.2 million in marketable securities, principally investment grade sinking fund preferred stock. The Company's equity investment in PCI was $290.9 million, including $145.2 million of subsidiary retained earnings. Additional financial information concerning assets, income, expenses and net earnings is presented in the consolidated financial statements incorporated by reference in Item 8.




                                       23
      PCI's equipment-leasing portfolio consists primarily of wide-body commercial aircraft and satellite communications equipment. Income from leasing activities includes rental and interest income, gains on asset sales and service fees. Additional information concerning leasing activities is presented in Management's Discussion and Analysis incorporated by reference in
Item 7.

      PCI's real estate activity consists of real estate projects and holdings in the Washington metropolitan area. PCI also owns leasehold interests in oil and natural gas producing properties in Texas.











































Part I
- ------
Item 2  PROPERTIES
- ------  ----------

Megawatts of Net Capability
          Steam       ---------------------------      Net Megawatt-
                                                 Generation      Steam
Combustion     Hours Generated Generating Station                 Location
           Primary Fuel   Generation     Turbine<F1>        in 1993 ----------
- -------- --------------------------------------- -------------- ------------
- ------------    ---------------
                                                           (Thousands)

                                     Benning            Benning Road and
Anacostia River, N.E.     No. 4 Oil           550              -
185                      Washington, D.C.

Buzzard Point      1st and V Streets, S.W.                         -
    -            256                  4                      Washington, D.C.

Potomac River      Bashford Lane and Potomac River              Coal
  482              -              2,090                      Alexandria,
Virginia

Dickerson          Potomac River, South of Little Monocacy      Coal
  546            291              3,516                      River, Dickerson,
Maryland

Chalk Point        Patuxent River at Swanson Creek              Coal/
1,907            516 <F3>         5,851                      Aquasco, Maryland
                    Residual Oil/
               Natural Gas

Morgantown         Potomac River, South of Route 301            Coal/
1,164            248              6,443                      Newburg, Maryland
                    Residual Oil
                           -----------    -----------        -----------
Total - Wholly owned Units
4,649          1,311             18,089

Conemaugh          Indiana County, Pennsylvania                 Coal
  165              1              1,056
                                  -----------    -----------        ----------
- -  Total - All Stations Operated
 4,814          1,312             19,145

=========== Purchased Capacity <F2>
              450              -              2,926
                                              -----------    -----------
===========   Total System
            5,264          1,312
                           ===========    ===========

All of the above properties are held in fee, but as to Conemaugh, the
Company holds a 9.72% undivided interest as a tenant   in common.

<F1>Combustion turbines burn No. 2 fuel oil and certain units can also burn natural gas.
<F2>Generating capacity under long-term agreement with the Ohio Edison System.
<F3>Includes 84 megawatts supplied by a combustion turbine owned by SMECO and operated by the Company.
                                                                 25
            The five steam-electric generating stations, together with combustion turbines, had an aggregate net capability at December 31, 1993, of 5,960 megawatts (including the 84 megawatt combustion turbine owned by SMECO at the Company's Chalk Point Generating Station), assuming all units are available for service at the time and for the usual duration of the system peak (which occurs in the summer). The Company also has 166 megawatts of net capability available from its 9.72% undivided interest in a mine-mouth, steam-electric generating station known as the Conemaugh Generating Station, located in Indiana County, Pennsylvania, which it owns with eight other utilities as tenants in common. The Company also receives generating capacity and associated energy from Ohio Edison under its 1987 long-term agreements with Ohio Edison and APS. The agreements, which provide for 450 megawatts of capacity and associated energy, are expected to continue at that level through the year 2005. The net 60-minute peak load in 1993 was 5,754 megawatts, which occurred on July 9, 1993, and was .3% below the all-time summer peak demand of 5,769 megawatts. To meet the 1993 summer peak demand, the Company also had 201 megawatts available from its dispatchable energy use management programs. For additional information regarding the Company's net generating capability, see "Construction Program" and "Fuel" under Item 1 "Business."

      The Company owns the transmission and distribution facilities serving its customers. As stated above, the Company's interest in the Conemaugh Generating Station and its associated transmission lines is that of a tenant in common with eight other owners. Substantially all of such Conemaugh transmission lines, substantially all of the Company's transmission and distribution lines of less than 230,000 volts, small portions of its 230,000 volt transmission lines and certain of its substations are located on land owned by others or in public streets and highways. Substantially all of the Company's property and plant is subject to the mortgage which secures its bonded indebtedness.

Item 3    LEGAL PROCEEDINGS
- ------    -----------------

      For information regarding pending environmental legal proceedings, see "Environmental Matters" under Item 1 "Business."

      The Company was a defendant in employment discrimination litigation which was pending in the United States District Court for the District of Columbia. In February 1993, the parties to the case reached tentative settlement of the claims and, in April 1993, the Company paid $38.26 million into a trust fund pursuant to the terms of the agreement. The funds will be disbursed from the trust fund to certain covered classes of current and former employees and applicants for employment and to cover the plaintiffs' legal and expert fees and costs. The Court approved the settlement agreement effective July 1993. The Company received insurance payments of $13.5 million in October 1993 and $24 million in January 1994, bringing the total recovered from insurance companies to $37.5 million. At December 31, 1993, approximately $.8 million was charged to non-operating expense.



Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------

      None.

Part II
- -------
Item 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------    -----------------------------------------------------------------
          MATTERS
          -------

      The following table presents the dividends per share of Common Stock and the high and low of the daily Common Stock transaction prices as reported in The Wall Street Journal during each period. The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The Company's Common Stock is also traded on the Tokyo Stock Exchange.

                                      Dividends              Price Range
                   Period             Per Share            High       Low
           ---------------------   ---------------       --------  ---------

           1993:
             First Quarter......   $.41                  $26-1/2   $23-7/8
             Second Quarter.....    .41                   27-3/8    25-5/8
             Third Quarter......    .41                   28-7/8    27-1/8
             Fourth Quarter.....    .41      $1.64        28-3/4    24-5/8

           1992:
             First Quarter......   $.40                  $25-1/8   $22-3/4
             Second Quarter.....    .40                   26        23
             Third Quarter......    .40                   27-1/2    25-1/8
             Fourth Quarter.....    .40      $1.60        26-3/4    22-5/8


      The number of holders of Common Stock was 98,312 at March 8, 1994 and 98,892 at December 31, 1993.

      There were 117,915,691 and 117,797,652 shares of the Company's $1 par value Common Stock outstanding at March 8, 1994, and December 31, 1993, respectively. A total of 200 million shares is authorized.

      At its January 1994 meeting, the Company's Board of Directors declared a quarterly dividend on Common Stock of 41 1/2 cents per share, an increase of 1/2 cent per share over the quarterly dividend of 41 cents paid during 1993. The increased dividend is payable March 31, 1994, to shareholders of record on February 25, 1994.




Item 6    SELECTED FINANCIAL DATA
- ------    -----------------------

      The information required by Item 6 is incorporated herein by reference to "Selected Consolidated Financial Data" in the Financial Information of the Company's 1993 Annual Report to shareholders.

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

      The information required by Item 7 is incorporated herein by reference to the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" in the Financial Information section of the Company's 1993 Annual Report to shareholders.

      See "Rates" under Item 1 "Business" for an update to the discussion of the Company's base rate proceeding in the District of Columbia.

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------    -------------------------------------------

      The consolidated financial statements, together with the report thereon of Price Waterhouse dated January 21, 1994, and supplementary data from the Company's 1993 Annual Report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8 and 9, the 1993 Annual Report to Shareholders is not deemed filed as part of this Form 10-K Annual Report.

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      None.



Part III
- --------
Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

      The information required by Item 10 with regard to Directors of the registrant is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 18, 1994.

      Information with regard to the executive officers of the registrant as of March 8, 1994, is as follows:

                                                                Served in
                                                              such position
        Name                      Position               Age      since
- --------------------   --------------------------------  ---  -------------

Edward F. Mitchell     Chairman of the Board and Chief
                         Executive Officer                62      1992 (1)

John M. Derrick Jr.    President and Chief Operating
                         Officer                          53      1992 (2)

H. Lowell Davis        Vice Chairman and Chief Financial
                         Officer and Director             61      1983

Paul Dragoumis         Executive Vice President           59      1989 (3)

Dennis R. Wraase       Senior Vice President -
                         Finance and Accounting           49      1992 (4)

Iraline G. Barnes      Vice President - Corporate         46      1990 (5)
                         Relations

Earl K. Chism          Vice President and Treasurer       58      1989 (6)

Susann D. Felton       Vice President - Materials         45      1992 (7)

William R. Gee Jr.     Vice President - System
                         Engineering                      53      1991 (8)

Robert C. Grantley     Vice President - Customer
                         Services                         45      1989 (9)

Anthony S. Macerollo   Vice President - Human
                         Resources                        52      1989 (10)

Eddie R. Mayberry      Vice President - Market
                         Planning and Policy              46      1993 (11)

John D. McCallum       Vice President - Corporate Tax     44      1992 (12)


                                       29
                                                                Served in
                                                              such position
        Name                      Position               Age      since
- --------------------   --------------------------------  ---  -------------

James S. Potts         Vice President - Environment       48      1993 (13)

William J. Sim         Vice President - Operations
                         and Construction                 49      1991 (14)

William T. Torgerson   Vice President and General
                         Counsel                          49      1989 (15)

Andrew W. Williams     Vice President - Energy Policy
                         and Development                  44      1989 (16)


None of the above persons has a "family relationship" with any other officer listed or with any director or nominee for director.

      The term of office for each of the above persons is from April 28, 1993 to April 27, 1994.

 (1) Mr. Mitchell was elected to the position of Chairman of the Board on December 21, 1992. He was elected Chief Executive Officer effective September 1, 1989. Prior to that time he held the position of President and Chief Operating Officer, since 1983.

 (2) Mr. Derrick was elected to the position of President on December 21, 1992. He was elected Executive Vice President and Chief Operating Officer on July 27, 1989. Prior to that time he held the position of Vice President - Customer Services, since 1981.

 (3) Mr. Dragoumis was elected to his present position on July 27, 1989. Prior to that time he held the position of Senior Vice President.

 (4) Mr. Wraase was elected to his present position on April 22, 1992. He was elected Senior Vice President and Comptroller on July 27, 1989. Prior to that time he held the position of Vice President and Comptroller, since 1985.

 (5) Mrs. Barnes was elected to her present position effective April 1, 1990. Prior to that time she served as Associate Judge of the Superior Court of the District of Columbia for ten years.

 (6) Mr. Chism was elected to his present position on July 27, 1989. Prior to that time he held the positions of Treasurer from 1988 to 1989, and of Assistant Treasurer from 1987 to 1988.

 (7) Ms. Felton was elected to her present position on April 22, 1992. Prior to that time she held the position of Manager, Materials.


 (8) Mr. Gee was elected to his present position on April 24, 1991. Prior to that time he held the position of Vice President - Generating Engineering and Construction, since 1989. Prior to 1989, he held the position of Manager, Generating Engineering.

 (9) Mr. Grantley was elected to his present position on July 27, 1989. Prior to that time he held the position of Manager, Customer Services, since 1987.

(10) Mr. Macerollo was elected to his present position on July 27, 1989. Prior to that time he held the position of Manager, Human Resources, since 1986.

(11) Dr. Mayberry was elected to his present position on April 28, 1993. Prior to that time he held the position of Manager, Market Planning and Policy, since 1989. Prior to 1989 he held the position of Manager, Rate and Economic Analysis.

(12) Mr. McCallum was elected to his present position on April 22, 1992. Prior to that time he held the position of Assistant Comptroller, since 1987.

(13) Mr. Potts was elected to his present position on April 28, 1993. Prior to that time he held the position of Manager, Generating Strategic Support since 1991. Prior to 1991 he held the position of Manager, Production Performance.

(14) Mr. Sim was elected to his present position on April 24, 1991. Prior to that time he was President of the American Energy division of the Company's nonutility subsidiary, Potomac Capital Investment Corporation, since 1988. Prior to 1988, he held the position of Manager, Generating Construction.

(15) Mr. Torgerson was elected to his present position effective January 1, 1989. Prior to that time he held the position of Vice President and Deputy General Counsel, since 1986.

(16) Mr. Williams was elected to his present position on July 27, 1989. Prior to that time he held the position of Manager, Financial Planning and Analysis, since 1985.

Item 11   EXECUTIVE COMPENSATION
- -------   ----------------------

      The information required by Item 11 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 18, 1994.






Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------   --------------------------------------------------------------

      The information required by Item 12 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 18, 1994.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

      None.

Part IV
- -------
Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------   ---------------------------------------------------------------

(a)       Documents List
          --------------

1.  Financial Statements

      The following documents are filed as part of this report as incorporated herein by reference from the indicated pages of the Company's 1993 Annual Report.
                                                       Reference (Page)
                                                       ----------------

                                                                  Form 10-K
                                                 Annual Report   Annual Report
                                                to Shareholders   Exhibit 13
                                                ---------------  -------------

      Consolidated Statements of Earnings -
        for the years ended December 31, 1993,
        1992 and 1991                                 15              24

      Consolidated Balance Sheets -
        December 31, 1993 and 1992                   16-17          25-26

      Consolidated Statements of Cash Flows -
        for the years ended December 31, 1993,
        1992 and 1991                                 18              27

      Notes to Consolidated Financial
        Statements                                   19-31          28-60

      Report of Independent Accountants               14              23





                                       32
2.  Financial Statement Schedules

      Unaudited supplementary data entitled "Quarterly Financial Summary (Unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 15).

      The following financial statement schedules are submitted under Item 14
(d):

      Report of Independent Accountants on
        Consolidated Financial Statement Schedules

      Schedule V - Property, Plant and Equipment

      Schedule VI - Accumulated Depreciation,
        Depletion and Amortization of Property,
        Plant and Equipment

      Schedule VIII - Valuation and Qualifying Accounts

      Schedule IX - Short-Term Borrowings

All other schedules are omitted because they are not applicable, or the required information is presented in the financial statements.


3. Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).

Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

3-A       Charter of the Company..............  Filed herewith.

3-B       By-Laws of the Company..............  Exh. 3-B to Form 10-K,
                                                3/26/93.

4         Mortgage and Deed of Trust dated
          July 1, 1936, of the Company to The
          Riggs National Bank of Washington,
          D.C., as Trustee, securing First
          Mortgage Bonds of the Company, and
          Supplemental Indenture dated
          July 1, 1936........................  Exh. B-4 to First Amendment,
                                                6/19/36, to Registration
                                                Statement No. 2-2232.






Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

4         Supplemental Indentures, to the
(cont.)   aforesaid Mortgage and Deed of
          Trust, dated -
            December 1, 1939 and December
            10, 1939..........................  Exhs. A & B to Form 8-K,
                                                1/3/40.
          August 1, 1940......................  Exh. A to Form 8-K, 9/25/40.

          July 15, 1942 and August 10,
          1942................................  Exh. B-1 to Amendment No. 2,
                                                8/24/42, and B-3 to Post-
                                                Effective Amendment,
                                                8/31/42, to Registration
                                                Statement No. 2-5032.
          August 1, 1942......................  Exh. B-4 to Form 8-A,
                                                10/8/42.
          October 15, 1942....................  Exh. A to Form 8-K, 12/7/42.


          October 15, 1947....................  Exh. A to Form 8-K, 12/8/47.

          January 1, 1948.....................  Exh.7-B to Post-Effective
                                                Amendment No. 2, 1/28/48,
                                                to Registration Statement
                                                No. 2-7349.
          December 31, 1948...................  Exh. A-2 to Form 10-K,
                                                4/13/49.
          May 1, 1949.........................  Exh. 7-B to Post-Effective
                                                Amendment No. 1,
                                                5/10/49, to Registration
                                                Statement No. 2-7948.
          December 31, 1949...................  Exh. (a)-1 to Form 8-K,
                                                2/8/50.
          May 1, 1950.........................  Exh. 7-B to Amendment No. 2,
                                                5/8/50, to Registration
                                                Statement No. 2-8430.
          February 15, 1951...................  Exh. (a) to Form 8-K, 3/9/51.
          March 1, 1952.......................  Exh. 4-C to Post-Effective
                                                Amendment No. 1, 3/12/52,
                                                to Registration Statement
                                                No. 2-9435.
          February 16, 1953...................  Exh. (a)-1 to Form 8-K,
                                                3/5/53.
          May 15, 1953........................  Exh. 4-C to Post-Effective
                                                Amendment No. 1, 5/26/53,
                                                to Registration Statement
                                                No. 2-10246.


Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

4         March 15, 1954 and March 15,
(cont.)   1955................................  Exh. 4-B to Registration
                                                Statement No. 2-11627,
                                                5/2/55.
          May 16, 1955........................  Exh. A to Form 8-K, 7/6/55.
          March 15, 1956......................  Exh. C to Form 10-K, 4/4/56.
          June 1, 1956........................  Exh. A to Form 8-K, 7/2/56.
          April 1, 1957.......................  Exh. 4-B to Registration
                                                Statement No. 2-13884,
                                                2/5/58.
          May 1, 1958.........................  Exh. 2-B to Registration
                                                Statement No. 2-14518,
                                                11/10/58.
          December 1, 1958....................  Exh. A to Form 8-K, 1/2/59.
          May 1, 1959.........................  Exh. 4-B to Amendment No. 1,
                                                5/13/59, to Registration
                                                Statement No. 2-15027.
          November 16, 1959...................  Exh. A to Form 8-K, 1/4/60.

          May 2, 1960.........................  Exh. 2-B to Registration
                                                Statement No. 2-17286,
                                                11/9/60.

          December 1, 1960 and April 3,
          1961................................  Exh. A-1 to Form 10-K,
                                                4/24/61.
          May 1, 1962.........................  Exh. 2-B to Registration
                                                Statement No. 2-21037,
                                                1/25/63.
          February 15, 1963...................  Exh. A to Form 8-K, 3/4/63.
          May 1, 1963.........................  Exh. 4-B to Registration
                                                Statement No. 2-21961,
                                                12/19/63.
          April 23, 1964......................  Exh. 2-B to Registration
                                                Statement No. 2-22344,
                                                4/24/64.
          May 15, 1964........................  Exh. A to Form 8-K, 6/2/64.
          May 3, 1965.........................  Exh. 2-B to Registration
                                                Statement No. 2-24655,
                                                3/16/66.
          April 1, 1966.......................  Exh. A to Form 10-K, 4/21/66.
          June 1, 1966........................  Exh. 1 to Form 10-K, 4/11/67.
          April 28, 1967......................  Exh. 2-B to Post-Effective
                                                Amendment No. 1 to
                                                Registration Statement No.
                                                2-26356, 5/3/67.
          May 1, 1967.........................  Exh. A to Form 8-K, 6/1/67.


                                       35
Exhibit
  No.     Description of Exhibit                Reference*
- ------   ----------------------                ----------

4         July 3, 1967........................  Exh. 2-B to Registration
(cont.)                                         Statement No. 2-28080,
                                                1/25/68.
          February 15, 1968...................  Exh. II-I to Form 8-K, 3/7/68.
          May 1, 1968.........................  Exh. 2-B to Registration
                                                Statement No. 2-31896,
                                                2/28/69.
          March 15, 1969......................  Exh. A-2 to Form 8-K, 4/8/69.
          June 16, 1969.......................  Exh. 2-B to Registration
                                                Statement No. 2-36094,
                                                1/27/70.
          February 15, 1970...................  Exh. A-2 to Form 8-K, 3/9/70.
          May 15, 1970........................  Exh. 2-B to Registration
                                                Statement No. 2-38038,
                                                7/27/70.
          August 15, 1970.....................  Exh. 2-D to Registration
                                                Statement No. 2-38038,
                                                7/27/70.
          September 1, 1971...................  Exh. 2-C to Registration
                                                Statement No. 2-45591, 9/1/72.
          September 15, 1972..................  Exh. 2-E to Registration
                                                Statement No. 2-45591, 9/1/72.

          April 1, 1973.......................  Exh. A to Form 8-K, 5/9/73.
          January 2, 1974.....................  Exh. 2-D to Registration
                                                Statement No. 2-49803,
                                                12/5/73.
          August 15, 1974.....................  Exhs. 2-G and 2-H to
                                                Amendment No. 1 to
                                                Registration Statement
                                                No. 2-51698, 8/14/74.
          June 15, 1977.......................  Exh. 4-A to Form 10-K,
                                                3/19/81.
          July 1, 1979........................  Exh. 4-B to Form 10-K,
                                                3/19/81.
          June 16, 1981.......................  Exh. 4-A to Form 10-K,
                                                3/19/82.
          June 17, 1981.......................  Exh. 2 to Amendment No. 1,
                                                6/18/81, to Form 8-A.
          December 1, 1981....................  Exh. 4-C to Form 10-K,
                                                3/19/82.
          August 1, 1982......................  Exh. 4-C to Amendment No. 1
                                                to Registration Statement
                                                No. 2-78731, 8/17/82.
          October 1, 1982.....................  Exh. 4 to Form 8-K, 11/8/82.
          April 15, 1983......................  Exh. 4 to Form 10-K, 3/23/84.
          November 1, 1985....................  Exh. 2-B to Form 8-A, 11/1/85.


                                       36
Exhibit
  No.     Description of Exhibit                Reference*
- ------   ----------------------                ----------

4         March 1, 1986.......................  Exh. 4 to Form 10-K, 3/28/86.
(cont.)   November 1, 1986....................  Exh. 2-B to Form 8-A, 11/5/86.
          March 1, 1987.......................  Exh. 2-B to Form 8-A, 3/2/87.
          September 16, 1987..................  Exh. 4-B to Registration
                                                Statement No. 33-18229,
                                                10/30/87.
          May 1, 1989.........................  Exh. 4-C to Registration
                                                Statement No. 33-29382,
                                                6/16/89.
          August 1, 1989......................  Exh. 4 to Form 10-K, 3/23/90.
          April 5, 1990.......................  Exh. 4 to Form 10-K, 3/29/91.
          May 21, 1991........................  Exh. 4 to Form 10-K, 3/27/92.
          May 7, 1992.........................  Exh. 4 to Form 10-K, 3/26/93.
          September 1, 1992...................  Exh. 4 to Form 10-K, 3/26/93.
          November 1, 1992....................  Exh. 4 to Form 10-K, 3/26/93.
          March 1, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
          March 2, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
          July 1, 1993........................  Exh. 4.4 to Registration
                                                Statement No. 33-49973,
                                                8/11/93.
          August 20, 1993.....................  Exh. 4.4 to Registration
                                                Statement No. 33-50377,
                                                9/23/93.

          September 29, 1993..................  Filed herewith.
          September 30, 1993..................  Filed herewith.
          October 1, 1993.....................  Filed herewith.
          February 10, 1994...................  Filed herewith.
          February 11, 1994...................  Filed herewith.

4-A       Indenture, dated as of January 15,
          1988, between the Company and
          Centerre Trust Company of St. Louis
          (now known as Boatmen's Trust
          Company), Trustee for the Company's
          $75,000,000 issue of 7% Convertible
          Debentures due 2018 ................  Exh. 4-A to Form 10-K,
                                                3/25/88.

4-B       Indenture, dated as of July 28,
          1989, between the Company and
          The Bank of New York, Trustee,
          with respect to the Company's
          Medium-Term Note Program............  Exh. 4 to Form 8-K, 6/21/90.





                                       37
Exhibit
  No.     Description of Exhibit                Reference*
- ------   ----------------------                ----------

4C        Indenture, dated as of August 15,
          1992, between the Company and the
          Bank of New York, Trustee, for the
          Company's $115,000,000 issue of 5%
          Convertible Debentures due 2002.....  Exh. 4-C to Form 10-K,
                                                3/26/93.

10        Agreement, effective July 23, 1993,
          between the Company and the
          International Brotherhood of
          Electrical Workers (Local Union
          #1900)..............................  Exh. 10 to Form 10-Q, 7/30/93.

**11      Computation of Earnings Per
            Common Share......................  Filed herewith.

**12      Computation of Ratios...............  Filed herewith.

13        Financial Information Section of
            Annual Report ....................  Filed herewith.

**22      Subsidiaries of the Registrant......  Filed herewith.

**24      Consent of Independent Accountants..  Filed herewith.


 * The exhibits referred to in this column by specific designations and date have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated herein by reference. The Forms 8-A, 8-K and 10-K referred to were filed by the Company under the Commission's File No. 1-1072 and the Registration Statements referred to are registration statements of the Company.

**  These exhibits are submitted under Item 14(c).

(b)   Reports on Form 8-K
      -------------------

      None.









                                       38

                                             POTOMAC ELECTRIC POWER COMPANY
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                            YEAR ENDED DECEMBER 31, 1993

                 Col. A                       Col. B      Col. C        Col. D
    Col. E         Col. F
                 ------                       ------      ------        ------
    ------         ------

     Other        Balance
                                            Balance at
    changes        at end
                                            beginning    Additions
      add            of
               Description                  of period    at cost<F3>
Retirements   (deduct)        period
- ---------------------------------------     ----------   ---------   ---------
- --   ---------     ----------
                                                               (Thousands of
Dollars)
Electric Utility Plant:
  Production plant (steam generation)       $1,638,725   $  61,645   $
19,828   $       -     $1,680,542
  Production plant (other generation)          371,671      54,814
131           -        426,354
  Transmission plant                           515,097       9,535
1,613           -        523,019
  Distribution plant                         2,171,213     129,785
12,999           -      2,287,999
  General plant and other                      317,575       8,110
5,618      14,755 <F1>   334,822
  Construction work in progress                314,855      58,810
- -           -        373,665
  Electric plant held for future use            34,766      (1,122)
- -           -         33,644
                                            ----------   ---------   ---------
- --   ---------     ----------
      Total Electric Utility Plant           5,363,902     321,577
40,189      14,755      5,660,045

Nonoperating Property                            3,722       1,374
- -           -          5,096
                                            ----------   ---------   ---------
- --   ---------     ----------

      Total Property and Plant              $5,367,624   $ 322,951   $
40,189   $  14,755     $5,665,141
                                            ==========   =========
===========   =========     ==========


Nonutility Property
  Operating lease equipment,
    principally aircraft                    $  620,982   $   6,695   $
- -   $  23,068 <F2>$  650,745
                                            ==========   =========
===========   =========     ==========


<F1>Reclassification of computer software costs from Deferred charges.
<F2>Purchase of remaining interest and subsequent consolidation of airplane engine leasing subsidiary.
<F3>Additions to Electric Utility Plant include an Allowance for
    Funds Used During Construction (AFUDC).
                                                         39


                                             POTOMAC ELECTRIC POWER COMPANY
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                            YEAR ENDED DECEMBER 31, 1992
                 Col. A                       Col. B      Col. C        Col. D
    Col. E         Col. F
                 ------                       ------      ------        ------
    ------         ------

     Other        Balance
                                            Balance at
    changes        at end
                                            beginning    Additions
      add            of
               Description                  of period    at cost<F2>
Retirements   (deduct)        period
- ---------------------------------------     ----------   ---------   ---------
- --   ---------     ----------
                                                               (Thousands of
Dollars)
Electric Utility Plant:
  Production plant (steam generation)       $1,596,114   $  59,745   $
17,134   $       -     $1,638,725
  Production plant (other generation)          229,825     142,068
222           -        371,671
  Transmission plant                           470,462      47,607
2,972           -        515,097
  Distribution plant                         2,067,047     116,215
12,049           -      2,171,213
  General plant and other                      310,658      12,769
5,852           -        317,575
  Construction work in progress                349,239     (34,384)
- -           -        314,855
  Electric plant held for future use            21,995      12,771
- -           -         34,766
                                            ----------   ---------   ---------
- --   ---------     ----------
      Total Electric Utility Plant           5,045,340     356,791
38,229           -      5,363,902

Nonoperating Property                            2,781         941
- -           -          3,722
                                            ----------   ---------   ---------
- --   ---------     ----------

      Total Property and Plant               5,048,121   $ 357,732   $
38,229   $       -     $5,367,624
                                            ==========   =========
===========   =========     ==========


Nonutility Property
  Operating lease equipment,
    principally aircraft                    $  743,014   $  29,911   $
- -   $(151,943)<F1>$  620,982
                                            ==========   =========
===========   =========     ==========


<F1>Sale of aircraft lease equipment and aircraft ($105,000,000)
    transferred to finance leases.
<F2>Additions to Electric Utility Plant include an Allowance for
    Funds Used During Construction (AFUDC).
                                                         40


                                             POTOMAC ELECTRIC POWER COMPANY
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                            YEAR ENDED DECEMBER 31, 1991
                 Col. A                       Col. B      Col. C        Col. D
    Col. E         Col. F
                 ------                       ------      ------        ------
    ------         ------

     Other        Balance
                                            Balance at
    changes        at end
                                            beginning    Additions
      add            of
               Description                  of period    at cost<F2>
Retirements   (deduct)        period
- ---------------------------------------     ----------   ---------   ---------
- --   ---------     ----------
                                                               (Thousands of
Dollars)
Electric Utility Plant:
  Production plant (steam generation)       $1,558,842   $  62,024   $
24,752   $       -     $1,596,114
  Production plant (other generation)           70,791     161,636
2,602           -        229,825
  Transmission plant                           445,663      25,519
720           -        470,462
  Distribution plant                         1,916,028     162,433
11,414           -      2,067,047
  General plant and other                      275,749      38,723
3,814           -        310,658
  Construction work in progress                374,437     (25,198)
- -           -        349,239
  Electric plant held for future use            14,381       7,614
- -           -         21,995
                                            ----------   ---------   ---------
- --   ---------     ----------
      Total Electric Utility Plant           4,655,891     432,751
43,302           -      5,045,340

Nonoperating Property                            3,389        (608)
- -           -          2,781
                                            ----------   ---------   ---------
- --   ---------     ----------

      Total Property and Plant              $4,659,280   $ 432,143   $
43,302   $       -     $5,048,121
                                            ==========   =========
===========   =========     ==========


Nonutility Property
  Operating lease equipment,
    principally aircraft                    $  438,177   $ 393,395   $
- -   $ (88,558)<F1>$  743,014
                                            ==========   =========
===========   =========     ==========


<F1>Sale of aircraft lease equipment and aircraft ($84,356,000)
    transferred to partnership.
<F2>Additions to Electric Utility Plant include an Allowance for
    Funds Used During Construction (AFUDC).
                                                         41

                                              POTOMAC ELECTRIC POWER COMPANY
                               SCHEDULE VI - ACCUMULATED DEPRECIATION,
DEPLETION AND
                                      AMORTIZATION OF PROPERTY, PLANT AND
EQUIPMENT
                                               YEAR ENDED DECEMBER 31, 1993

                Col. A                       Col. B       Col. C          Col.
D         Col. E         Col. F
                ------                       ------       ------          ----
- --         ------         ------
                                                        Additions
                                            Balance      charged
         Other          Balance
                                               at       to costs
        changes         at end
                                           beginning       and
          add            of
              Description                  of period    expenses
Retirements<F3>   (deduct)        period
- ---------------------------------------   -----------   ---------
- --------------   ----------     ----------
                                                                  (Thousands
of Dollars)
Accumulated Depreciation:
- -------------------------
Electric Utility Plant:
  Production plant (steam generation)     $   579,826   $  52,060 <F1>$
30,060   $        -     $  601,826
  Production plant (other generation)          66,174      16,666
 346            -         82,494
  Transmission plant                          152,032      10,961
(363)           -        163,356
  Distribution plant                          560,143      58,573
23,135            -        595,581
  General plant and other                      72,375      15,223 <F1>
4,473            -         83,125
                                          -----------   ---------
- --------------   ----------     ----------
                                            1,430,550     153,483
57,651            -      1,526,382
Nonoperating Property                             414          63 <F2>
   -            -            477
                                          -----------   ---------
- --------------   ----------     ----------
        Total Accumulated Depreciation      1,430,964     153,546
57,651            -      1,526,859
                                          -----------   ---------
- --------------   ----------     ----------
Accumulated Amortization:
- -------------------------
Electric Utility Plant:
  Production plant (other generation)             116          53
   -            -            169
  General plant and other                       5,287         482
   -        1,202 <F4>     6,971
                                          -----------   ---------
- --------------   ----------     ----------
        Total Accumulated Amortization          5,403         535
   -        1,202          7,140
                                          -----------   ---------
- --------------   ----------     ----------

        Total Accumulated Depreciation
          and Amortization                $ 1,436,367   $ 154,081     $
57,651   $    1,202     $1,533,999
                                          ===========   =========
==============   ==========     ==========

Nonutility Accumulated Depreciation
- -----------------------------------
  Operating lease equipment,
    principally aircraft                  $    55,981   $  29,321     $
   -   $        -     $   85,302
                                          ===========   =========
==============   ==========     ==========


<F1>Includes depreciation of "Production plant (steam generation)"
    ($501,000) and "General plant" ($4,079,000) charged to clearing accounts and subsequently redistributed to appropriate operating and construction accounts.
<F2>Charged to Other Income.
<F3>After deduction of net salvage.
<F4>Reclassification of computer software costs from Deferred charges.

                                              POTOMAC ELECTRIC POWER COMPANY
                               SCHEDULE VI - ACCUMULATED DEPRECIATION,
DEPLETION AND
                                      AMORTIZATION OF PROPERTY, PLANT AND
EQUIPMENT
                                               YEAR ENDED DECEMBER 31, 1992

                Col. A                       Col. B       Col. C          Col.
D         Col. E         Col. F
                ------                       ------       ------          ----
- --         ------         ------
                                                        Additions
                                            Balance      charged
         Other          Balance
                                               at       to costs
        changes         at end
                                           beginning       and
          add            of
              Description                  of period    expenses
Retirements<F3>   (deduct)        period
- ---------------------------------------   -----------   ---------
- --------------   ----------     ----------
                                                                  (Thousands
of Dollars)
Accumulated Depreciation:
- -------------------------
Electric Utility Plant:
  Production plant (steam generation)     $   553,037   $  53,230 <F1>$
26,441   $        -     $  579,826
  Production plant (other generation)          52,261      13,141
(772)           -         66,174
  Transmission plant                          144,876      10,580
3,424            -        152,032
  Distribution plant                          522,104      51,939
13,900            -        560,143
  General plant and other                      63,746      14,457 <F1>
5,828            -         72,375
                                          -----------   ---------
- --------------   ----------     ----------
                                            1,336,024     143,347
48,821            -      1,430,550
Nonoperating Property                             351          63 <F2>
   -            -            414
                                          -----------   ---------
- --------------   ----------     ----------
        Total Accumulated Depreciation      1,336,375     143,410
48,821            -      1,430,964
                                          -----------   ---------
- --------------   ----------     ----------
Accumulated Amortization:
- -------------------------
Electric Utility Plant:
  Production plant (other generation)              63          53
   -            -            116
  General plant and other                       4,817         470
   -            -          5,287
                                          -----------   ---------
- --------------   ----------     ----------
        Total Accumulated Amortization          4,880         523
   -            -          5,403
                                          -----------   ---------
- --------------   ----------     ----------

        Total Accumulated Depreciation
          and Amortization                $ 1,341,255   $ 143,933     $
48,821   $        -     $1,436,367
                                          ===========   =========
==============   ==========     ==========

Nonutility Accumulated Depreciation
- -----------------------------------
  Operating lease equipment,
    principally aircraft                  $    36,018   $  29,322     $
   -   $   (9,359)<F4>$   55,981
                                          ===========   =========
==============   ==========     ==========

<F1>Includes depreciation of "Production plant (steam generation)"
    ($527,000) and "General plant" ($4,253,000) charged to clearing accounts and subsequently redistributed to appropriate operating and construction accounts.
<F2>Charged to Other Income.
<F3>After deduction of net salvage.
<F4>Principally sale of aircraft lease equipment and
    transfer of aircraft to finance leases.

                                              POTOMAC ELECTRIC POWER COMPANY
                               SCHEDULE VI - ACCUMULATED DEPRECIATION,
DEPLETION AND
                                      AMORTIZATION OF PROPERTY, PLANT AND
EQUIPMENT
                                               YEAR ENDED DECEMBER 31, 1991
                Col. A                       Col. B       Col. C          Col.
D         Col. E         Col. F
                ------                       ------       ------          ----
- --         ------         ------
                                                        Additions
                                            Balance      charged
         Other          Balance
                                               at       to costs
        changes         at end
                                           beginning       and
          add            of
              Description                  of period    expenses
Retirements<F3>   (deduct)        period
- ---------------------------------------   -----------   ---------
- --------------   ----------     ----------
                                                                  (Thousands
of Dollars)
Accumulated Depreciation:
- -------------------------
Electric Utility Plant:
  Production plant (steam generation)     $   533,535   $  51,825 <F1>$
32,323   $        -     $  553,037
  Production plant (other generation)          49,167       6,482
3,388            -         52,261
  Transmission plant                          135,977       9,827
 928            -        144,876
  Distribution plant                          483,998      48,793
10,687            -        522,104
  General plant and other                      53,941      13,248 <F1>
3,443            -         63,746
                                          -----------   ---------
- --------------   ----------     ----------
                                            1,256,618     130,175
50,769            -      1,336,024
Nonoperating Property                             291          60 <F2>
   -            -            351
                                          -----------   ---------
- --------------   ----------     ----------
        Total Accumulated Depreciation      1,256,909     130,235
50,769            -      1,336,375
                                          -----------   ---------
- --------------   ----------     ----------
Accumulated Amortization:
- -------------------------
Electric Utility Plant:
  Production plant (other generation)              17          46
   -            -             63
  General plant and other                       4,362         455
   -            -          4,817
                                          -----------   ---------
- --------------   ----------     ----------
        Total Accumulated Amortization          4,379         501
   -            -          4,880
                                          -----------   ---------
- --------------   ----------     ----------

        Total Accumulated Depreciation
          and Amortization                $ 1,261,288   $ 130,736     $
50,769   $        -     $1,341,255
                                          ===========   =========
==============   ==========     ==========

Nonutility Accumulated Depreciation
- -----------------------------------
  Operating lease equipment,
    principally aircraft                  $    13,942   $  23,647     $
   -   $   (1,571)<F4>$   36,018
                                          ===========   =========
==============   ==========     ==========

<F1>Includes depreciation of "Production plant (steam generation)"
    ($525,000) and "General plant" ($4,504,000) charged to clearing accounts and subsequently redistributed to appropriate operating and construction accounts.
<F2>Charged to Other Income.
<F3>After deduction of net salvage.
<F4>Principally transfer of aircraft lease equipment to partnership.

                                      POTOMAC ELECTRIC POWER COMPANY
                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND
1991


                Col. A                         Col. B              Col. C
        Col. D        Col. E
                ------                         ------              ------
        ------        ------

                                                                  Additions
                                           Balance
- -------------------------                   Balance
                                                  at      Charged to   Charged
to                       at
                                              Beginning    Costs and
Other                         End
             Description                      of Period    Expenses
Accounts<F1>  Deductions<F2>  of Period
- -------------------------------------------   ---------   ----------
- -----------   -------------   ---------
                                                                 (Thousands of
Dollars)

Year Ended December 31, 1993
  Allowance for uncollectible accounts -
    customer and other accounts receivable    $   2,709   $    6,451   $
658   $      (6,770)  $   3,048


Year Ended December 31, 1992
  Allowance for uncollectible accounts -
    customer and other accounts receivable    $   3,115   $    5,753   $
836   $      (6,995)  $   2,709


Year Ended December 31, 1991
  Allowance for uncollectible accounts -
    customer and other accounts receivable    $   3,189   $    4,861   $
663   $      (5,598)  $   3,115





<F1>Collection of accounts previously written off.
<F2>Uncollectible accounts written off.
                                                        45

                                    POTOMAC ELECTRIC POWER COMPANY
                                 SCHEDULE IX - SHORT-TERM BORROWINGS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

            Col. A                 Col. B         Col. C       Col. D
Col. E        Col. F
            ------                 ------         ------       ------        -
- -----        ------

                                                               Maximum
Average
                                                 Weighted     Aggregate
Aggregate     Weighted
                                   Balance       Average     Face Amount
Face Amount    Average
                                    At End      Effective    Outstanding
Outstanding   Effective
     Category of Aggregate            Of         Interest      During
During the    Interest
     Short-Term Borrowings          Period         Rate      the Period
Period<F1>    Rate<F1>
- ------------------------------    ----------    ---------    -----------   ---
- --------   ---------
                                    (000s)                      (000s)
(000s)

Year Ended December 31, 1993
  Payable to Holders of
    Commercial Paper              $  274,615        3.34 %   $  274,615    $
105,777        3.12 %
  Payable to Banks                $   20,000        3.01 %   $   20,000    $
20,000        3.00 %

Year Ended December 31, 1992
  Payable to Holders of
    Commercial Paper              $   41,600        3.48 %   $  199,980    $
80,948        3.92 %
  Payable to Banks                $   20,000        3.16 %   $   20,000    $
20,000        3.54 %

Year Ended December 31, 1991
  Payable to Holders of
    Commercial Paper              $   66,800        5.19 %   $  262,760    $
120,205        6.34 %
  Payable to Banks                $   20,000        4.44 %   $   20,000    $
20,000        5.72 %

Non-Utility Subsidiary:
- -----------------------

Year Ended December 31, 1993
  Payable to Holders of
    Commercial Paper              $  126,250        3.53 %   $  339,900    $
156,400        3.26 %

Year Ended December 31, 1992
  Payable to Holders of
    Commercial Paper              $  263,515        3.62 %   $  342,000    $
255,000        3.76 %

Year Ended December 31, 1991
  Payable to Holders of
    Commercial Paper              $  270,905        5.20 %   $  349,300    $
303,381        5.96 %

<F1>Calculation of average amounts have been weighted by the dollar amounts of the notes  outstanding.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 25th day of March, 1994.

                                              POTOMAC ELECTRIC POWER COMPANY
                                                      (Registrant)


                                              By   /s/   E. F. Mitchell
                                                   --------------------------
                                                     (Edward F. Mitchell,
                                                   Chairman of the Board and
                                                    Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          Signature                           Title                 Date
          ---------                           -----                 ----

(i)    Principal Executive Officer

       /s/    E. F. Mitchell
       ---------------------------      Chairman of the Board and
          (Edward F. Mitchell)          Chief Executive Officer


(ii)   Principal Financial Officer

       /s/    H. L. Davis
       ---------------------------      Vice Chairman and Chief
            (H. Lowell Davis)           Financial Officer and Director


(iii)  Principal Accounting Officer

       /s/    D. R. Wraase
       ---------------------------      Senior Vice President
            (Dennis R. Wraase)          Finance and Accounting


                                                              March 25, 1994



          Signature                           Title                 Date
          ---------                           -----                 ----

(iv)  Directors:

      /s/   Roger R. Blunt
      -------------------------             Director
        (Roger R. Blunt Sr.)


      /s/   A. J. Clark
      -------------------------             Director
          (A. James Clark)


      /s/ Richard E. Marriott
      -------------------------             Director
        (Richard E. Marriott)


      /s/  David O. Maxwell
      ------------------------              Director
         (David O. Maxwell)


      /s/ Floretta D. McKenzie
      -------------------------             Director
        (Floretta D. McKenzie)


      /s/ Ann D. McLaughlin
      -------------------------             Director
         (Ann D. McLaughlin)


      /s/ Peter F. O'Malley
      -------------------------             Director
         (Peter F. O'Malley)


      /s/  Louis A. Simpson
      -------------------------             Director
          (Louis A. Simpson)


      /s/  W. Reid Thompson
      -------------------------             Director
          (W. Reid Thompson)



          Signature                           Title                 Date
          ---------                           -----                 ----

(iv)  Directors:

      /s/  Charls E. Walker
      -------------------------             Director
         (Charls E. Walker)





                                                            March 25, 1994





