Form 10-Q
period 1994-03-31
POTOMAC ELECTRIC POWER CO
filed 1994-05-02
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                March 31, 1994
                                 --------------


Commission file number               1-1072
                                     ------


                  Potomac Electric Power Company
- ----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)



     District of Columbia and Virginia            53-0127880
- ----------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)       Identification No.)



     1900 Pennsylvania Avenue, N.W., Washington, D.C.   20068
- ----------------------------------------------------------------
     (Address of principal executive office)         (Zip Code)


                           (202) 872-2456
- ----------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.    Yes /X/.  No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at March 31, 1994
- -------------------------------   -----------------------------
Common Stock, $1 par value                 117,944,331
                               TABLE OF CONTENTS



PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..   2
    Consolidated Balance Sheets..............................   3
    Consolidated Statements of Cash Flows....................   4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........   5
      (2) Income Taxes.......................................   8
      (3) Capitalization.....................................  11
      (4) Marketable Securities..............................  15
      (5) Commitments and Contingencies......................  16

  Report of Independent Accountants on Review of Interim
    Financial Information....................................  19

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Results of Operations..................................  20
      Capital Resources and Liquidity........................  22
      New Accounting Standards...............................  23
    Nonutility Subsidiary
      Results of Operations..................................  23
      Capital Resources and Liquidity........................  25

PART II - Other Information

  Item 1 - Legal Proceedings.................................  26
  Item 4 - Submission of Matters to a Vote of Security
             Holders.........................................  26
  Item 5 - Other Information
    Other Financing Arrangements.............................  29
    Base Rate Proceedings....................................  29
    Peak Load, Sales, Conservation and Energy Use Management
      and Construction and Capacity Additions................  31
    Selected Nonutility Subsidiary Financial Information.....  34
    Statistical Data.........................................  36
  Item 6 - Exhibits and Reports on Form 8-K..................  37
  Signatures.................................................  37
  Computation of Earnings Per Common Share...................  38
  Computation of Ratios - Parent Company Only................  39
  Computation of Ratios - Fully Consolidated.................  40
  Independent Accountants Awareness Letter...................  41




                              1

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
- ------  ---------------------------------

                                         POTOMAC ELECTRIC POWER COMPANY
                             Consolidated Statements of Earnings and Retained Income
                                                   (Unaudited)
                             -------------------------------------------------------


                                                      Three Months Ended             Twelve Months Ended
                                                           March 31,                      March 31,
                                                     --------------------          ----------------------
                                                        1994       1993               1994         1993
                                                     ---------  ---------          ----------  ----------
                                                                    (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 372,595  $ 329,971          $1,739,059  $1,566,143
  Other electric revenue                                 2,315      1,265               7,057       6,141
                                                     ---------  ---------          ----------  ----------
    Total Operating Revenue                            374,910    331,236           1,746,116   1,572,284
  Interchange deliveries                                18,134      8,219              32,677      42,783
                                                     ---------  ---------          ----------  ----------
    Total Revenue                                      393,044    339,455           1,778,793   1,615,067
                                                     ---------  ---------          ----------  ----------
Operating Expenses
  Fuel                                                 113,132     88,026             379,388     352,844
  Purchased energy                                      39,332     36,902             175,886     160,598
  Capacity purchase payments                            32,559     23,813             105,033      95,158
  Other operation                                       52,279     49,697             210,396     204,434
  Maintenance                                           24,220     20,902              96,986      88,303
                                                     ---------  ---------          ----------  ----------
    Total Operation and Maintenance                    261,522    219,340             967,689     901,337
  Depreciation and amortization                         42,697     39,190             167,115     152,500
  Income taxes                                           3,973     (1,244)            115,393      79,331
  Other taxes                                           47,516     45,547             203,220     195,154
                                                     ---------  ---------          ----------  ----------
    Total Operating Expenses                           355,708    302,833           1,453,417   1,328,322
                                                     ---------  ---------          ----------  ----------
Operating Income                                        37,336     36,622             325,376     286,745
                                                     ---------  ---------          ----------  ----------
Other Income
  Nonutility Subsidiary
    Income                                              33,009     31,317             141,033     154,113
    Expenses, including interest
      and income taxes                                 (30,804)   (29,060)           (115,984)   (129,095)
                                                     ---------  ---------          ----------  ----------
      Net earnings from nonutility
        subsidiary                                       2,205      2,257              25,049      25,018
  Allowance for other funds
    used during construction                             3,220      3,635              12,826      16,146
  Other, net                                             2,828      3,576               9,474       5,683
                                                     ---------  ---------          ----------  ----------
    Total Other Income                                   8,253      9,468              47,349      46,847
                                                     ---------  ---------          ----------  ----------
Income Before Utility Interest Charges                  45,589     46,090             372,725     333,592
                                                     ---------  ---------          ----------  ----------
Utility Interest Charges
  Long-term debt                                        31,486     34,655             132,324     135,087
  Other                                                  2,268      1,102               7,066       5,222
  Allowance for borrowed funds
    used during construction                            (2,579)    (2,711)             (9,615)    (12,471)
                                                     ---------  ---------          ----------  ----------
      Net Utility Interest Charges                      31,175     33,046             129,775     127,838
                                                     ---------  ---------          ----------  ----------
Net Income                                              14,414     13,044             242,950     205,754
Dividends on Preferred Stock                             4,146      4,113              16,289      15,100
                                                     ---------  ---------          ----------  ----------
Earnings for Common Stock                               10,268      8,931             226,661     190,654

Retained Income at Beginning of Period                 839,433    802,774             765,043     755,138
Dividends on Common Stock                              (48,895)   (46,885)           (191,846)   (182,254)
Subsidiary Marketable Securities Net
  Unrealized (Loss) Gain, Net of Tax                    (3,078)       223              (2,130)      1,505
                                                     ---------  ---------          ----------  ----------
Retained Income at End of Period                     $ 797,728  $ 765,043          $  797,728  $  765,043
                                                     =========  =========          ==========  ==========
Average Common Shares
  Outstanding (000's)                                  117,876    114,402             116,496     113,184
Earnings Per Common Share                                $0.09      $0.08               $1.95       $1.68
Cash Dividends Per Common Share <F1>                    $0.415     $0.410              $1.645      $1.610
Book Value Per Share                                                                   $16.25      $15.66
Dividend Payout Ratio                                                                    84.4%       95.8%
Effective Federal Income Tax Rate                                                        18.0%       24.7%

<F1> In January 1994, the Company increased the quarterly dividend from 41 cents per share to 41.5 cents per share. The first quarter 1994 dividend was paid on March 31, 1994, to stockholders of record on February 25, 1994. The resulting indicated annual dividend rate is $1.66 per share.


                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                     (Unaudited at March 31, 1994 and 1993)
                                   ------------------------------------------


                                                                  March 31,       December 31,       March 31,
                  ASSETS                                            1994              1993             1993
                  ------                                        -------------    -------------     -------------
                                                                          (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   5,290,934    $   5,252,736     $   5,049,946
  Construction work in progress                                       409,304          373,665           341,993
  Electric plant held for future use                                   31,777           33,644            34,766
  Nonoperating property                                                 6,962            5,096             3,722
                                                                -------------    -------------     -------------
                                                                    5,738,977        5,665,141         5,430,427
  Accumulated depreciation                                         (1,559,937)      (1,533,999)       (1,465,233)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,179,040        4,131,142         3,965,194
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                            11,774            7,439             7,535
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2,576, $2,748
    and $2,510                                                        109,083          100,973           100,085
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     31,588           53,454            28,858
  Accrued unbilled revenues                                            60,854           71,497            56,480
  Prepaid taxes                                                        34,306           30,531            38,666
  Other prepaid expenses                                                8,754            6,053             4,491
  Material and supplies - at average cost
    Fuel                                                               63,291           61,973            88,328
    Construction and maintenance                                       69,300           70,262            77,720
                                                                -------------    -------------     -------------
      Total Current Assets                                            388,950          402,182           402,163
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  247,264          233,431           190,010
  Insurance claim related to litigation settlement                          -                -            38,260
  Other                                                               252,945          233,573           160,627
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          500,209          467,004           388,897
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                             1,911            2,625             3,927
  Marketable securities                                               489,059          466,153           419,400
  Investment in finance leases                                        356,538          358,524           446,411
  Operating lease equipment, net of accumulated
    depreciation of $93,192, $85,302 and $63,197                      561,205          565,443           558,879
  Receivables                                                          88,689           84,726            86,105
  Other investments                                                   163,389          163,911           132,540
  Other assets                                                         19,297           23,750            35,628
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,680,088        1,665,132         1,682,890
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,748,287    $   6,665,460     $   6,439,144
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization
  Common stock                                                  $     117,944    $     117,798     $     114,831
  Other common equity                                               1,799,176        1,837,411         1,683,940
  Serial preferred stock                                              125,441          125,442           125,476
  Redeemable serial preferred stock                                   145,153          147,000           148,500
  Long-term debt                                                    1,641,811        1,589,621         1,621,052
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,829,525        3,817,272         3,693,799
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                     60,000           17,977           126,610
  Short-term debt                                                     282,950          294,615            82,050
  Accounts payable and accrued expenses                               165,427          174,842           204,059
  Other                                                               105,804          103,633            90,157
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       614,181          591,067           502,876
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        805,270          780,723           718,182
  Investment tax credits                                               70,993           71,906            74,508
  Other                                                                24,700           28,916            26,106
                                                                -------------    -------------     -------------
      Total Deferred Credits                                          900,963          881,545           818,796
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                    1,080,094        1,027,705           937,746
  Short-term notes payable                                            104,850          126,250           253,400
  Deferred taxes and other                                            218,674          221,621           232,527
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,403,618        1,375,576         1,423,673
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,748,287    $   6,665,460     $   6,439,144
                                                                =============    =============     =============

                                                     3


                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                       Three Months Ended        Twelve Months Ended
                                                                            March 31,                 March 31,
                                                                     -----------------------   -----------------------
                                                                       1994          1993        1994          1993
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $  12,209     $  10,787   $ 217,901     $ 180,736
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                       42,697        39,190     167,115       152,500
    Deferred income taxes and investment tax credits                    13,907         9,672      31,946        32,233
    Allowance for funds used during construction                        (5,799)       (6,346)    (22,441)      (28,617)
    Changes in materials and supplies                                     (356)       10,696      33,457         5,617
    Changes in accounts receivable and accrued unbilled revenues        24,399         5,102     (16,102)       (7,913)
    Changes in accounts payable                                         (1,709)       (9,624)      7,475       (22,142)
    Changes in other current assets and liabilities                    (16,345)      (13,385)      1,355         2,858
    Changes in deferred conservation and energy use management costs   (16,705)       (6,993)    (67,427)      (27,998)
    Net other operating activities                                     (11,208)      (10,088)    (40,167)      (12,229)
  Nonutility subsidiary:
    Net earnings                                                         2,205         2,257      25,049        25,018
    Deferred income taxes                                                4,005        16,310     (45,119)        9,002
    Changes in other assets and net other operating activities           4,572       (12,738)     74,207        (6,470)
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                      51,872        34,840     367,249       302,595
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                               (83,388)      (68,224)   (338,115)     (337,818)
  Allowance for funds used during construction                           5,799         6,346      22,441        28,617
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                               (77,589)      (61,878)   (315,674)     (309,201)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (72,056)      (51,878)   (274,391)     (247,835)
    Proceeds from sale or redemption of marketable securities           44,169        30,813     207,651       184,921
    Investment in leased equipment                                      (3,652)       (1,094)    (34,918)      (13,537)
    Proceeds from sale or disposition of leased equipment                    -             -     120,529        44,092
    Purchase of other investments                                       (4,354)       (1,487)    (47,495)       (6,676)
    Proceeds from sale or distribution of other investments              4,508             -       4,508        40,135
    Investment in promissory notes                                           -          (402)     (1,226)         (402)
    Proceeds from promissory notes                                       1,111           465       3,659        17,889
                                                                     ---------     ---------   ---------     ---------
Net Cash Used by Investing Activities                                 (107,863)      (85,461)   (337,357)     (290,614)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (48,895)      (46,885)   (191,846)     (182,254)
  Dividends on preferred stock                                          (4,146)       (4,113)    (16,289)      (15,100)
  Issuance of common stock                                               3,666        13,696      85,971        81,464
  Issuance of preferred stock                                                -             -           -        50,000
  Redemption of preferred stock                                         (2,457)            -      (3,957)         (890)
  Issuance of long-term debt                                           178,411       152,481     547,194       355,439
  Reacquisition and retirement of long-term debt                       (84,367)     (113,448)   (599,367)     (179,470)
  Short-term debt, net                                                 (11,665)       20,450     200,900       (68,670)
  Other financing activities                                            (1,925)       (6,651)    (21,472)       (9,943)
  Nonutility subsidiary:
    Issuance of long-term debt                                         115,000       160,630     318,023       352,267
    Repayment of long-term debt                                        (62,610)     (111,411)   (198,276)     (364,797)
    Short-term debt, net                                               (21,400)      (10,115)   (148,550)      (30,300)
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used By) Financing Activities                            59,612        54,634     (27,669)      (12,254)
                                                                     ---------     ---------   ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                     3,621         4,013       2,223          (273)
Cash and Cash Equivalents at Beginning of Period                        10,064         7,449      11,462        11,735
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  13,685     $  11,462   $  13,685     $  11,462
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $34,764, $33,829, $77,491 and $84,600)               $  66,856     $  70,546   $ 203,265     $ 207,121
  Income taxes                                                       $   4,730     $   3,017   $  69,454     $  50,714
Nonutility subsidiary noncash transactions:
  Promissory note received in exchange for equipment                 $       -     $       -   $       -     $  10,000
  Consolidation of majority-owned subsidiaries                       $       -     $       -   $  35,320     $       -



                                                          4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The Company's utility operations are regulated by the Maryland and District of Columbia public service commissions and, as to its wholesale business, the Federal Energy Regulatory Commission (FERC). The Company complies with the Uniform System of Accounts prescribed by the FERC and adopted by the Maryland and District of Columbia regulatory commissions. In conformity with generally accepted accounting principles, the accounting policies and practices applied by the regulatory commissions in the determination of rates for utility operations are also employed for financial reporting purposes.

     Certain 1993 amounts have been reclassified to conform to the current year presentation.

     A description of significant accounting policies follows:

Principles of Consolidation
- ---------------------------

     The consolidated financial statements combine the financial results of the Company and all majority-owned subsidiaries. The Company's principal subsidiary is Potomac Capital Investment Corporation (PCI). All material intercompany balances and transactions have been eliminated.

Total Revenue
- -------------

     Revenue is accrued for service rendered but unbilled as of the end of each month. The Company includes in revenue the amounts received for sales to other utilities relating to pooling and interconnection agreements. Amounts received for such interchange deliveries are a component of the Company's fuel rates.

     In each jurisdiction, the Company's rate schedules include fuel rates. The fuel rate provisions are designed to provide for separately stated fuel billings which cover applicable net fuel and interchange costs or changes in applicable net fuel and interchange costs from levels incorporated in base rates. Differences between applicable net fuel and interchange costs incurred and fuel rate revenue billed in any given period are accounted for as other current assets or other current liabilities in those cases where specific provision has been made by the appropriate regulatory commission for the resolution of such differences within one year. Where no such provision has

                              5
been made, the differences are accounted for as other deferred charges or other deferred credits pending regulatory determination.

Leasing Transactions
- --------------------

     Income from PCI investments in direct finance and leveraged lease transactions, in which PCI is an equity participant, is reported using the financing method. In accordance with the financing method, investments in leased property are recorded as a receivable from the lessee to be recovered through the collection of future rentals. For direct finance leases, unearned income is amortized to income over the lease term at a constant rate of return on the net investment. Income, including investment tax credits on leveraged equipment leases, is recognized over the life of the lease at a level rate of return on the positive net investment.

     PCI investments in equipment under operating leases are stated at cost less accumulated depreciation. Depreciation is recorded on a straight line basis over the equipment's estimated useful life.

Property and Plant
- ------------------

     The cost of additions to, and replacements or betterments of, retirement units of property and plant is capitalized. Such cost includes material, labor, the capitalization of an Allowance for Funds Used During Construction (AFUDC) and applicable indirect costs, including engineering, supervision, payroll taxes and employee benefits. The original cost of depreciable units of plant retired, together with the cost of removal, net of salvage, is charged to accumulated depreciation. Routine repairs and maintenance are charged to operating expenses as incurred.

     The Company uses separate depreciation rates for each electric plant account. The rates, which vary from jurisdiction to jurisdiction, were equivalent to a system-wide composite depreciation rate of approximately 3.1% for 1994 and 1993, and 3% for 1992.

Conservation and Energy Use Management
- --------------------------------------

     In general, the Company accounts for energy conservation expenditures as a deferred charge, and amortizes the costs over five to ten years. District of Columbia conservation costs receive rate base treatment, with a capital cost recovery factor



                              6
accrued on the unamortized balance in excess of amounts included in rate base. See Part II, Item 5, Base Rate Proceedings for additional information. In Maryland, conservation costs are currently recovered through a surcharge included in base rates.

Allowance for Funds Used During Construction
- --------------------------------------------

     In general, the Company capitalizes AFUDC with respect to investments in Construction Work in Progress with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. The Company accrues a capital cost recovery factor on the retail jurisdictional portion of certain pollution control projects related to compliance with the Clean Air Act (CAA). The base for calculating this return is the amount by which the retail jurisdictional CAA expenditure balance exceeds the CAA balance included in rate base in the Company's most recently completed base rate proceeding.

     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rate was approximately 8.5% compounded semiannually, for the three months ended March 31, 1994, and approximately 8.7% and 9.1% in 1993 and 1992, respectively.

Cash and Cash Equivalents
- -------------------------

     For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, money market funds and commercial paper with maturities of three months or less.

Nonutility Subsidiary Receivables
- ---------------------------------

     The Company's nonutility subsidiary uses the direct write-off method of accounting when a receivable is deemed to be uncollectible in lieu of an allowance for doubtful accounts. The amounts were not material.

Income Taxes
- ------------

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 entitled "Accounting for Income Taxes" which requires the use of an asset and liability approach for financial reporting and accounting for deferred income taxes. Deferred taxes are being recorded for all temporary differences based upon currently enacted tax rates.


                              7

(2) INCOME TAXES
- ----------------
Provision for Income Taxes Charged to Continuing Operations
- -----------------------------------------------------------



                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                1994           1993
                                                            -----------    -----------
                                                              (Thousands of Dollars)
Utility current tax expense
  Federal                                                   $    (8,985)   $   (11,660)
  State and local                                                (1,212)        (1,542)
                                                            -----------    -----------
Total utility current tax expense                               (10,197)       (13,202)
                                                            -----------    -----------
Utility deferred tax expense
  Federal                                                        12,869          8,700
  State and local                                                 1,951          1,839
  Investment tax credits                                           (913)          (867)
                                                            -----------    -----------
Total utility deferred tax expense                               13,907          9,672
                                                            -----------    -----------

Total utility income tax expense                                  3,710         (3,530)
                                                            -----------    -----------

Nonutility subsidiary current tax expense
  Federal                                                        (7,063)        (8,024)
                                                            -----------    -----------

Nonutility subsidiary deferred tax expense
  Federal                                                         4,293          5,864
  State and local                                                  (288)          (250)
                                                            -----------    -----------
Total nonutility subsidiary deferred tax expense                  4,005          5,614
                                                            -----------    -----------

Total nonutility subsidiary income tax expense                   (3,058)        (2,410)
                                                            -----------    -----------

Total consolidated income tax expense                               652         (5,940)
Income taxes included in other income                            (3,321)        (4,696)
                                                            -----------    -----------
Income taxes included in utility operating expenses         $     3,973    $    (1,244)
                                                            ===========    ===========










                                        8

Reconciliation of Consolidated Income Tax Expense
- -------------------------------------------------



                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                1994           1993
                                                            -----------    -----------
                                                              (Thousands of Dollars)
Income before income taxes                                  $    15,066    $     7,104
                                                            ===========    ===========

Utility income tax at federal
  statutory rate                                            $     5,572    $     2,467
    Increases (decreases) resulting from
      Depreciation                                                1,840          1,233
      Removal costs                                              (1,108)          (823)
      Allowance for funds used during
        construction                                               (946)        (1,054)
      Other                                                      (1,256)        (4,682)
      State income taxes, net of federal effect                     521            196
      Tax Credits                                                  (913)          (867)
                                                            -----------    -----------
Total utility income tax expense                                  3,710         (3,530)
                                                            -----------    -----------

Nonutility subsidiary income tax at federal
  statutory rate                                                   (299)           (52)
    Increases (decreases) resulting from
      Dividends received deduction                               (2,043)        (1,977)
      Other                                                        (428)          (131)
      State income taxes, net of federal effect                    (288)          (250)
                                                            -----------    -----------
Total nonutility subsidiary income tax expense                   (3,058)        (2,410)
                                                            -----------    -----------

Total consolidated income tax expense                               652         (5,940)
Income taxes included in other income                            (3,321)        (4,696)
                                                            -----------    -----------
Income taxes included in utility operating expenses         $     3,973    $    (1,244)
                                                            ===========    ===========












                                        9

Components of Consolidated Deferred Tax Liabilities (Assets)
- ------------------------------------------------------------



                                                                     March 31,
                                                            --------------------------
                                                                1994           1993
                                                            -----------    -----------
                                                              (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                       $   693,127    $   615,987
  Rapid amortization of certified pollution
    control facilities                                           30,029         39,561
  Deferred taxes on amounts to be collected
    through future rates                                         93,911         70,456
  Property taxes                                                 10,180         10,163
  Deferred fuel                                                   7,802          1,237
  Prepayment premium on debt retirement                          10,965          9,727
  Deferred ITC                                                  (26,961)       (27,627)
  Contributions in aid of construction                          (23,888)       (22,078)
  Other                                                          22,506         27,530
                                                            -----------    -----------
Total utility deferred tax liabilities (net)                    817,671        724,956
Current portion of utility deferred tax liabilities
  (included in Other current liabilities)                        12,401          6,774
                                                            -----------    -----------
Total utility deferred tax liabilities (net) - noncurrent   $   805,270    $   718,182
                                                            ===========    ===========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                            $   126,485    $   165,241
  Operating lease depreciation                                  119,212         89,492
  Reversal of previously accrued taxes related
    to partnerships                                              (7,480)             -
  Alternative minimum tax                                       (76,904)       (69,232)
  Other                                                         (16,605)         5,733
                                                            -----------    -----------
Total nonutility subsidiary deferred tax liabilities (net),
  (included in Deferred taxes and other)                    $   144,708    $   191,234
                                                            ===========    ===========
















                                     10

     Pursuant to SFAS No. 109, regulated enterprises recognize regulatory assets and liabilities for income taxes to be recovered from or returned to customers in future rates. Accordingly, as of March 31, 1994, the Company has recorded additional deferred income taxes and a net regulatory asset of $247.3 million. No valuation allowance for deferred tax assets was required or recorded at March 31, 1994. The adoption of SFAS No. 109 increased net income for the three and twelve months ended March 31, 1993 by approximately $2.8 million which is reflected on the Consolidated Statements of Earnings and Retained Income in "Other, net."

     The Tax Reform Act of 1986 repealed the Investment Tax Credit (ITC) for property placed in service after December 31, 1985, except for certain transition property. ITC previously earned on utility property continues to be normalized over the remaining service lives of the related assets.

     The Company and its subsidiaries file a consolidated federal income tax return. The Company's federal income tax liabilities for all years through 1991 have been finally determined. The Company is of the opinion that the final settlement of its federal income tax liabilities for subsequent years will not have a material adverse effect on its financial position.

(3)  CAPITALIZATION
     --------------

Common Equity
- -------------

     At March 31, 1994, 117,944,331 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized.

     As of March 31, 1994, 2,783,222 shares of Common Stock were reserved for issuance under the Shareholder Dividend Reinvestment Plan (DRP). The DRP permits additional cash investments by plan participants limited to one investment per month of not less than $25 and not more than $5,000. Also, as of March 31, 1994, 99,867 shares of Common Stock were reserved for issuance under the Employee Savings Plans; and shares reserved for conversion of debentures were 2,771,633 and 3,392,500 for the 7% and 5% Convertible Debentures, respectively.









                              11
Serial Preferred, Redeemable Serial Preferred and Preference
- ------------------------------------------------------------
  Stock
  -----

     At March 31, 1994, the Company had outstanding 5,411,876 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,211,044 shares is authorized. At March 31, 1994, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $5.8 million and $10.3 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series (8,825 shares outstanding at March 31, 1994) is convertible into Common Stock of the Company at $8.51 per share. The estimated fair value of this series, based on quoted market prices was $1.1 million and $1.5 million at March 31, 1994 and 1993, respectively.

     At March 31, 1994, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 3.01% ($1.505) for the period March 1, 1994 through May 31, 1994. For the period December 1, 1993 through February 28, 1994, the annual dividend rate was 3.02% ($1.51). The average rate at which dividends were paid during the 12 months ended March 31, 1994 was 2.79% ($1.39). The estimated fair value of this series at March 31, 1994 and 1993, was the carrying amount.

     The estimated fair value at March 31, 1994 and 1993, for the remaining Serial Preferred Stock (excluding the Redeemable Serial
Preferred Stock) was $56.3 million and $59.2 million, respectively, based on discounted cash flows using current rates for preferred stock with similar terms.

     At March 31, 1994, the Company had outstanding 903,051 shares of $50 par value Redeemable Serial Preferred Stock, the $3.37 (6.74%) Series of 1987. The shares are subject to mandatory redemption beginning June 1993, at par, through the operation of a sinking fund, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 1998 with respect to the Redeemable Serial Preferred Stock are $1.2 million in 1996 and $1.5 million annually thereafter.

    At March 31, 1994, the Company had outstanding one million shares of $50 par value Redeemable Serial Preferred Stock, the $3.89 (7.78%) Series of 1991. The shares are subject to mandatory redemption, at par, through the operation of a sinking


                              12
fund which will redeem not less than 165,000 nor more than 330,000 shares annually, beginning June 1, 2001, and 175,000 shares on June 1, 2006.

    In addition, the Company has issued and outstanding one million shares of $50 par value Redeemable Serial Preferred Stock, the $3.40 (6.80%) Series of 1992. The shares are subject to mandatory redemption, at par, through the operation of a sinking fund which will redeem 50,000 shares annually, beginning September 1, 2002, with the remaining shares redeemed on September 1, 2007.

     The estimated fair value of the Company's Redeemable Series
Preferred Stock, excluding amounts due within one year, was $151.7 million and $159.2 million based on quoted market prices at March 31, 1994 and 1993, respectively.

Long-Term Debt
- --------------

     The Company's long-term debt at March 31, 1994, is summarized below:

                                       (Thousands of Dollars)

     First Mortgage Bonds                    $1,326,600
     Convertible Debentures                     183,467
     Notes Payable                              225,000
     Net Unamortized Discount                   (33,256)
     Current Portion                            (60,000)
                                             ----------
     Net Utility Long-Term Debt              $1,641,811
                                             ==========

     Nonutility Subsidiary Long-Term Debt    $1,080,094
                                             ==========

     At March 31, 1994, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was approximately $120 million. The aggregate amounts of maturities and sinking fund requirements for the Company's long-term debt outstanding as of March 31, 1994 are $60 million in 1994, $44 million in 1995, $6 million in 1996, $56 million in 1997 and $50 million in 1998. At March 31, 1994, long-term debt due within one year consisted of $43 million of 9-3/4% First Mortgage Bonds, $15 million of 5-1/4% First Mortgage Bonds, and $2 million of 5-5/8% First Mortgage Bonds.






                              13
     On February 24, 1994, the Company issued $42.5 million of 5-3/8% First Mortgage Bonds due 2024, in conjunction with the sale at 99% by Montgomery County, Maryland of a like amount of the County's Pollution Control Revenue Refunding Bonds. Proceeds were applied toward the redemption of the Company's $15 million 6-1/2% First Mortgage Bonds due 2004, $20 million 6-1/2% First Mortgage Bonds due 2007 and $7.5 million 6-5/8% First Mortgage Bonds due 2009, at 101% of their principal amount plus accrued interest, and a like amount of the County's Pollution Control Revenue Bonds.

     On February 24, 1994, the Company issued $38.3 million of 5-3/8% First Mortgage Bonds due 2024, in conjunction with the sale at 98.896% by Alexandria, Virginia of a like amount of the City's Pollution Control Revenue Refunding Bonds. Proceeds were applied toward the redemption of the Company's $38.3 million 6-1/8% First Mortgage Bonds due 2007, at par plus accrued interest, and a like amount of the City's Pollution Control Revenue Bonds.

     On March 24, 1994, the Company announced that it will redeem, on May 2, 1994, the remaining $43 million of 9-3/4% First
Mortgage Bonds due 2019, at 106.03% of the principal amount plus accrued interest.

     The estimated fair value of the fixed rate First Mortgage Bonds, excluding amounts due within one year, in the aggregate, was $1.2 billion and $1.3 billion at March 31, 1994 and 1993, respectively. The estimated fair value of the Convertible Debentures, in the aggregate, was $169 million and $175.2 million at March 31, 1994 and 1993, respectively. The estimated fair value at March 31, 1994 and 1993, was based on the current market price or for issues with no market price available, was based on discounted cash flows using current rates for bonds with similar terms and remaining maturities. At March 31, 1994, the estimated fair value of the Adjustable Rate series First Mortgage Bonds, based on the current market price was $53.3 million. The carrying value was considered to be the estimated fair value of this bond series at March 31, 1993.

     At March 31, 1994 and 1993, the estimated fair value of the Medium-Term Notes, excluding amounts due within one year, in the aggregate, was $222.5 million and $136.8 million, respectively, based on discounted cash flows using current rates for notes with similar terms and remaining maturities.

Nonutility Subsidiary Long-Term Debt
- ------------------------------------

     Long-term debt at March 31, 1994 consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between May 1994 and July 2003. The interest rates

                              14
of such borrowings range from 3.69% to 10.10%. The weighted average effective interest rate was 7.33% at March 31, 1994 and 7.74% at March 31, 1993. Annual aggregate principal repayments on these borrowings are $105.8 million in 1994, $180.4 million in 1995, $168.5 million in 1996, $103.8 million in 1997, $142.3 million in 1998 and $301 million thereafter through 2003. Also included in long-term debt is $78.3 million of non-recourse debt of which $16.5 million is payable in monthly installments with maturity on April 30, 1994, and the remainder due in monthly installments with final maturities in 2002 and 2011.

     At March 31, 1994 and 1993, the fair value of long-term debt, including non-recourse debt, was estimated to be $1.1 billion and $982.9 million, respectively. These estimates were based on current rates offered to similar companies for debt with similar remaining maturities.

(4)  MARKETABLE SECURITIES
     ---------------------

     In January 1994, the Company adopted SFAS No. 115 entitled "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities, all of which are classified as available-for-sale as defined in SFAS No. 115, consist primarily of investment grade preferred stocks with mandatory redemption features. Pursuant to SFAS No. 115, net unrealized gains and losses on such securities are reflected, net of tax, in stockholders' equity. The gross unrealized losses are shown below:

                                                  For the three
                                  As of            months ended
                            March 31, 1994        March 31, 1994
                        -----------------------   --------------
                                                      Gross
                         Carrying      Market       Unrealized
                          Value        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)

Mandatory redeemable
  preferred stock       $  493,513   $  488,541   $      (4,972)
Debt securities                518          518               -
Equity securities                3            -              (3)
                        ----------   ----------   -------------
  Total                 $  494,034   $  489,059   $      (4,975)
                        ==========   ==========   =============






                              15

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used.
During the three months ended March 31, 1994 proceeds of $44.2 million were received through the sales of securities which generated gross realized gains of $1.6 million and gross realized losses of $1.6 million.

     At March 31, 1994, the final contractual maturities (in thousands of dollars) for mandatorily redeemable preferred stock were as follows:


     Within one year                 $    2,890
     One to five years                   64,898
     Five to ten years                  115,094
     Over ten years                     311,152
                                     ----------
                                        494,034
     Less gross unrealized
       losses                            (4,975)
                                     ----------
                                     $  489,059
                                     ==========


(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     On April 4, 1994, the Company filed an application for reconsideration with the District of Columbia Public Service Commission for reconsideration of various determinations in the Commission's March 4, 1994 Order in Formal Case No. 929. An unfavorable ruling on the Company's application would reduce 1994 income. See Part II, Item 5, Base Rate Proceedings for additional information.

     As discussed in the 1993 Form 10-K, in August 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County) in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Cases". The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight
(448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it




                              16
appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case.
Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the filings, a number of individual suits have been disposed of without any payment by the Company. The claims by Pittsburgh Corning and Owens Corning were disposed of in March 1994 and April 1994, respectively, without any payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     The information furnished in the accompanying Consolidated Statements of Earnings and Retained Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *





                              17
     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse (on page 19) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-48524, 33-58810 and 33-50377 and Form S-8 (Registration No.
33-36798 filed under the Securities Act of 1933. Such report of Price Waterhouse, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11(a) of such Act do not apply.











































                              18

INDEPENDENT ACCOUNTANTS REPORT



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at March 31, 1994 and 1993 and the related consolidated statements of earnings and retained income for the three and twelve month periods then ended and the consolidated statements of cash flows for the three and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statement of earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 21, 1994, we expressed an unqualified opinion, with an explanatory paragraph for a change in accounting principles, on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Price Waterhouse
Price Waterhouse
Washington, D.C.
May 2, 1994

                              19
Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
- ------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
- -------

RESULTS OF OPERATIONS
- ---------------------

TOTAL REVENUE

     Total revenue increased for the three and twelve months ended March 31, 1994, as compared to the corresponding periods in 1993. The increases in revenue from sales of electricity for the three and twelve month periods were primarily due to increases in kilowatt-hour sales of 5.2% and 5.7% for the three and twelve months ended March 31, 1994, respectively, over the corresponding periods in 1993, increases in fuel rate revenue and the effects of the 1992 and 1993 base rate increases in Maryland. The increase in kilowatt-hour sales for the three months ended March 31, 1994, was primarily attributable to the impact of severe weather in January 1994 which resulted in record-breaking low temperatures. Heating degree days for the quarter were 7.5% above the corresponding period in 1993 and 13.2% above the 20-year average. The increase in kilowatt-hour sales for the twelve months ended March 31, 1994, was primarily attributable to hotter than average weather during the summer cooling season as well as the colder than average weather during the first quarter of 1994. Cooling degree hours during the twelve months ended March 31, 1994 were 97% above the corresponding period in 1993 and 22% above the 20-year average. Interchange deliveries increased for the three months ended March 31, 1994 and decreased for the twelve months ended March 31, 1994, reflecting the amount of energy delivered to the Pennsylvania-New Jersey-Maryland (PJM) Interconnection.















                              20
     Rate orders received by the Company during 1994 and 1993 provided for changes in annual base rate revenue as shown in the table below:

                             Rate
                           Increase      %           Effective
Regulatory Jurisdiction    ($000)*     Change          Date
- -----------------------  ----------    -------    ---------------
District of Columbia      $25,400        3.8%     March/June 1994
Federal - Wholesale         2,600        2.3      January 1994
Maryland                   27,000        3.0      November 1993
Maryland                    7,254         .9      June 1993
Federal - Wholesale         3,801        3.1      January 1993

* See Part II, Item 5, Base Rate Proceedings for additional information.

     On April 4, 1994, the Company filed an application for reconsideration with the District of Columbia Public Service Commission for reconsideration of various determinations in the Commission's March 4, 1994 Order in Formal Case No. 929. An unfavorable ruling on the Company's application would reduce 1994 income. See Part II, Item 5, Base Rate Proceedings for additional information.

OPERATING EXPENSES

     Fuel and purchased energy increased for the three and twelve months ended March 31, 1994, as compared to the corresponding periods ended March 31, 1993. Fuel expense increased for the three and twelve months ended March 31, 1994, primarily as the result of a 15.6% and 5.5% increase, respectively, in net generation due to increased customer usage caused by the extreme weather in the first quarter of 1994 and the summer of 1993. The increase in purchased energy for three months ended reflects changes in the levels and prices of energy purchased from PJM and other utilities. The increase for the twelve months ended was due primarily to increased purchases of low-cost energy from PJM.

     The unit fuel costs for the comparative periods ended March
31, were as follows:

                            Three               Twelve
                         Months Ended        Months Ended
                         ------------       -------------
                         1994    1993       1994     1993
                         ----    ----       ----     ----
System Average
  Fuel Cost per MBTU    $2.13   $1.87      $1.98    $1.85




                              21
     The increases in the system average unit fuel cost for the three and twelve months ended March 31, 1994 resulted from increased use of major cycling and peaking generation units which burn higher cost fuels. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     For the twelve month periods ended March 31, 1994 and 1993, the Company obtained 74% and 84%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments increased for the three and twelve months ended March 31, 1994, as compared to the corresponding periods in 1993, primarily as the result of a January 1, 1994 increase in the cost of capacity under agreements with Ohio Edison and Allegheny Power System (APS). The cost of capacity increased from $12,380 per megawatt, per month, in effect from 1987 to 1993, to $18,060 per megawatt, per month, plus an allocation of fixed operating and maintenance expenses.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three and twelve months ended March 31, 1994 as compared to the corresponding periods ended March 31, 1993. The increases were principally attributable to income taxes, due to a higher federal income tax rate which became effective in 1993, and higher taxable income; depreciation and amortization expense, due to additional investment in property and plant and amortization of increased amounts of conservation program costs; maintenance expense, due to increased expenditures for maintenance of production facilities; and other taxes, due to changes in the levels of operating revenue and plant investment upon which taxes are based.

     See Part I, Item I, Notes to the Consolidated Financial
Statements, (5) Commitments and Contingencies for additional information.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $5.7 billion at March 31, 1994, an increase of $73.8 million from the investment at December 31, 1993 and an increase of $308.6 million from the investment at March 31, 1993. Cash invested in property and plant construction, excluding AFUDC, amounted to $77.6 million for the three months ended March 31, 1994 and $315.7 million for the twelve months then ended.




                              22
     See Part I, Item I, Notes to Consolidated Financial
Statements, (3) Capitalization for information with respect to financing activity.

     At March 31, 1994, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemptions due within one year, and nonutility subsidiary debt, consisted of 42.9% long-term debt, 3.3% serial preferred stock, 3.8% redeemable serial preferred stock and 50% common equity.

     Cash (used by) from utility operations, after dividends, was $(12) million for the three months ended March 31, 1994 and $105 million for the twelve months then ended as compared with $(22) million and $77.7 million, respectively, for the same periods ended March 31, 1993.

     Outstanding utility short-term debt totaled $282.9 million at March 31, 1994, a decrease of $11.7 million from the $294.6 million outstanding at December 31, 1993 and an increase of $200.9 million from the $82 million outstanding at March 31, 1993.

NEW ACCOUNTING STANDARDS
- ------------------------

     Effective January 1, 1994, the Company adopted SFAS No. 112 entitled "Employers' Accounting for Postemployment Benefits," which requires the accrual of the expected cost of providing benefits to former or inactive employees after employment but before retirement. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

     Also on January 1, 1994, the Company adopted SFAS No. 115 entitled, "Accounting for Certain Investments in Debt and Equity Securities." See the Marketable Securities discussion included in Part I, Item 1, Notes to Consolidated Financial Statements,
(4) Marketable Securities.

NONUTILITY SUBSIDIARY
- ---------------------

RESULTS OF OPERATIONS
- ---------------------

     PCI's net earnings totaled $2.2 million and $25 million for each of the three and twelve months ended March 31, 1994 and March 31, 1993, respectively. PCI contributed $.02 and $.22 per share for the three and twelve months ended March 31, 1994, respectively, to PEPCO's consolidated earnings per share, unchanged from the corresponding periods ended March 31, 1993.

                              23
     PCI generates income primarily from its leasing activities and securities investments. Revenue from leasing activities, which includes rental income, gains on asset sales, interest income and fees totaled $24.5 million and $118.4 million for the three and twelve months ended March 31, 1994 compared to $20.4 million and $111.6 million for the same periods ended in 1993. The increase in income from leasing activities in 1994 versus 1993 was primarily due to an increase in asset sales and fee income. All of PCI's aircraft are on lease at this time. At March 31, 1994, a portion ($182 million carrying value) of PCI's leasing portfolio consisted of short term usage based operating leases with monthly rental income dependent upon hours used. Under certain recent short term aircraft leases, PCI is responsible for estimated operating and maintenance expenses exceeding amounts provided therefor by the lessees. Such leases include provisions for early termination.

     PCI's marketable securities portfolio contributed pre-tax income of $8.4 million and $37.9 million for the three and twelve months ended March 31, 1994 compared to $8.9 million and $39.3 million for the same periods ended March 31, 1993, respectively. Net realized gains included in marketable securities income totaled $6.4 million for the twelve months ended March 31, 1994 and $.5 million and $8.3 million for the three and twelve month periods ended March 31, 1993, respectively.

     Other income decreased $2 million and $18.4 million for the three and twelve months ended March 31, 1994, respectively, over the same periods in 1993. The decrease for the three month period was due primarily to a pre-tax write-off of approximately $1.5 million as a result of agreements settling lawsuits related to PCI's construction and operation of a municipally owned waste-to-energy facility. The reduction in other income for the twelve month period was the result of a pre-tax writedown of approximately $13.5 million related to the termination of obligations with respect to a real estate limited partnership interest.

     Expenses, before income taxes, which include interest, depreciation and operating and administration and general expenses totaled $33.9 million and $161.7 million for the three and twelve months ended March 31, 1994, respectively, compared to $31.5 million and $128.6 million for the same periods in 1993. The increase in the three month period was due primarily to increased interest expense as a result of an increase in interest rates. The increase for the twelve month period was due primarily to expenses related to a partnership transaction and increased operating expenses incurred for aircraft under usage based leases or which were not under lease during part of the twelve month period.



                              24
     PCI had income tax credits of $3.1 million and $45.7 million for the three and twelve month periods ended March 31, 1994, respectively, compared with an income tax credit of $2.4 million and income tax expense of $.4 million for the corresponding periods in 1993. Tax credits increased for the three month period ended March 31, 1994 over 1993, primarily due to greater dividends earned over the prior year and taxed at a lower tax rate. The $45.3 million increase in tax credits for the twelve month period ended March 31, 1994 over March 31, 1993 was attributable to a second quarter 1993 partnership transaction, whereby PCI contributed aircraft, subject to direct finance leases, to a majority-owned partnership resulting in future cash savings of $37.4 million. As a result of this transaction, PCI's obligation for previously accrued deferred taxes was reduced, resulting in after tax earnings of $21.3 million, after provision for all costs of the transaction. The excess deferred taxes were recognized as a reduction in income tax expense. The twelve month increase in tax credits for 1994 over 1993 was offset by an August 1993 charge to earnings of $5.1 million to adjust PCI's deferred taxes for the higher rate contained in the Omnibus Budget Reconciliation Act of 1993.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     Investments in leased equipment of $3.7 million for the three month period ended March 31, 1994 were for refurbishment and modification of existing aircraft and $34.9 million for the twelve month period ended March 31, 1994 reflect the purchase of a new MD-11 aircraft placed on a long-term leveraged lease at the same time that older equipment under lease by the same carrier was sold for proceeds of $108.1 million and a pre-tax gain of $6.2 million.

     At March 31, 1994, PCI had two aircraft on lease to Hawaiian Airlines (Hawaiian) which had filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. Hawaiian has made all of its scheduled monthly rent payments. In April 1994, PCI requested and Hawaiian returned the two aircraft which PCI has leased to another carrier commencing in May 1994.

     PCI's outstanding short-term debt totaled $104.9 million at March 31, 1994, a decrease of $21.3 million from the $126.2 million outstanding at December 31, 1993 and a decrease of $148.5 million from the $253.4 million outstanding at March 31, 1993. During the three and twelve months ended March 31, 1994, PCI issued $115 million and $318 million, respectively, in long-term debt, including non-recourse debt, and debt repayments totaled $62.6 million and $198.3 million, respectively for those same periods. During the twelve month period ended March 31, 1994,



                              25
PCI assumed $22.6 million in debt as a result of the purchase of minority interests and subsequent consolidation of two entities previously accounted for under the equity method. At March 31, 1994, PCI had $285 million available under its Medium-Term Note Program and $345 million of unused short-term bank credit lines.

     PCI paid the Company a $15 million dividend in January 1994 resulting in cumulative dividends of $91 million paid since PCI's inception. PCI remains adequately capitalized to support future business plans, which are designed to supplement utility earnings and build long-term value.

Part II   OTHER INFORMATION
- -------   -----------------
Item 1    LEGAL PROCEEDINGS
- ------    -----------------

     See Part I, Item I, Notes to the Consolidated Financial
Statements, (5) Commitments and Contingencies, for information on Personal Injury Asbestos Cases.

Part II
- ------
Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------

(a)  Annual meeting of shareholders held April 27, 1994.

(b)  (1)  Directors who were elected at the annual meeting:

          For Term Expiring in 1995:

          John M. Derrick, Jr.        Votes cast for:  99,625,678
                                      Votes withheld:   2,022,082

          For Term Expiring in 1997:

          Richard E. Marriott         Votes cast for:  98,690,057
                                      Votes withheld:   2,957,703

          David O. Maxwell            Votes cast for:  99,089,933
                                      Votes withheld:   2,557,827

          Floretta D. McKenzie        Votes cast for:  98,260,144
                                      Votes withheld:   3,387,616

          Edward F. Mitchell          Votes cast for:  99,539,335
                                      Votes withheld:   2,108,425





                              26
     (2) Directors whose terms of office continued after the annual meeting:

              Roger R. Blunt, Sr.         Peter F. O'Malley
              A. James Clark              Louis A. Simpson
              H. Lowell Davis             W. Reid Thompson
              Ann D. McLaughlin

(c) (1) The following two shareholder proposals were introduced:

     (a) "RESOLVED: That the shareholders of PEPCO recommend that the Board of Directors take the necessary steps to reinstate the election of directors ANNUALLY, instead of the staggered system which was recently adopted."

          The following statement has been supplied by the shareholder submitting this proposal:

          "REASONS: Until recently, directors of PEPCO were elected annually by all shareholders."

          "The great majority of New York Stock Exchange listed corporations elect all their directors each year.

          "This insures that ALL directors will be more accountable to ALL shareholders each year and to a certain extent prevents the self-perpetuation of the Board."

          "Last year the owners of 18,159,561 shares, representing 22.6% of shares of voting, voted FOR this proposal."

     The shareholder proposal was defeated. There were 61,797,260 votes cast against the proposal, 18,615,156 votes cast in support of the proposal, 3,361,179 votes abstaining and 17,874,165 broker nonvotes.

     (b) "RESOLVED: That the shareholders of PEPCO recommend that the Board of Directors institute a salary and compensation ceiling such that as to future employment contracts, no senior executive or director of the Company receive a combined salary and other compensation which is more than two times the salary provided to the President of the United States, that is, no more than $400,000."

          The following statement has been supplied by the shareholder submitting this proposal:

          "REASONS: There is a general consensus that corporate officials are grossly overpaid and that this is promulgated by the hands-off policy of Boards of Directors.

                              27
     The recommended ceiling is sufficient to motivate any person to do his best. There is no corporation which exceeds the size and complexity of the United States government of which the President is the chief executive officer. Even government agencies exceed the size, as measured by personnel and budget, of private corporations. The President of the United States receives a salary of $200,000; even agency heads and members of Congress are paid only somewhat more than $100,000."

          "The duties of the President of the United States are not comparable to those of senior executive officers or directors (the President has a much more demanding job). While the President has many valuable compensations which may exceed those of company executives, I use the salary of the President only as a reference point for shareholders to consider as they evaluate this resolution.

          "Officers and directors of public corporations are the employees and not the owners, except as they may be shareholders in common with other stockholders. The Boards of Directors, a closed group which perpetuates itself, determines who is to be selected to the Board and who is an officer of the company, as well as the compensation to be received. They should not give the appearance that they run the corporations for their benefit and only incidentally for the benefit of shareholders. They should not unnecessarily drain away millions of dollars in salary, stock options and other compensation. When the recommended ceiling is exceeded, it may be an expression of greed and abuse of power.

          "There may be no direct correlation between the profitability of a corporation and the compensation to officers. In many corporations, compensation increases even as profits fall. High compensation need not serve as an incentive for a better run or more profitable corporation. Many qualified people would gladly step in and do as good a job as the incumbent officers of the Corporation and would have no hesitation serving under the aforementioned ceiling on compensation.

          "Any officer who believes he can better the corporation should be sufficiently motivated to purchase stock on the open market or to receive stock options as part of his salary and compensation package. To remain competitive in world markets we must cut our costs and not overcompensate directors and officers.

          "Last year a similar proposal received 18.2% of the stockholder's vote."


                              28
     The shareholder proposal was defeated. There were 63,611,227 votes cast against the proposal, 16,041,369 votes cast in support of the proposal, 4,126,079 votes abstaining and 17,869,085 broker nonvotes.


Item 5   OTHER INFORMATION
- ------   -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
- ------------------------------------------------

     The Company has, with respect to its utility operations, $90 million in revolving credit agreements with 11 banks and conventional bank line of credit agreements of $200.5 million with 20 banks, all of which were unused during 1994 and 1993.
PCI maintains a minimum 100 percent line of credit back-up for its outstanding commercial paper issuances, all of which were unused during 1994 and 1993.

BASE RATE PROCEEDINGS
- ---------------------

Maryland
- --------

     In October 1993, pursuant to a settlement agreement, the Commission authorized a $27 million, or 3%, increase in base rate revenue effective November 1, 1993. The settlement included a new system composite depreciation rate of approximately 3.1%, up from the 3% rate previously in effect. Prior to the settlement, the Company had filed updated cost of service data which demonstrated a need for a $49.9 million increase in Maryland base rate revenue, based upon the requested return of 9.89% on average rate base including a 12.75% return on common stock equity, 1993 federal tax legislation and the completed separate depreciation case. In connection with the settlement agreement, no determination was made with respect to rate of return. The rate of return on common stock equity most recently determined for the Company in a fully litigated rate case was 12.75% established by the Commission in a June 1991 rate increase order.

District of Columbia
- --------------------

     On March 4, 1994, the Commission authorized a $25.4 million, or 3.8% increase in base rate revenue. Of the total increase, $23.2 million became effective March 16, 1994. The remaining $2.2 million is scheduled to become effective on June 5, 1994, contingent on the June 1, 1994 in-service date of the final segment of a 500-kilovolt transmission line which will provide additional links in the transmission systems of the Company,

                              29
Baltimore Gas and Electric Company and Virginia Power. The authorized rates are based on a 9.05% rate of return on average rate base, including an 11% return on common stock equity. The Commission approved the Company's proposal for including future changes in purchased capacity costs in fuel adjustment clause billings. Furthermore, the Commission authorized an accounting change for post-retirement benefit costs consistent with SFAS No. 106 entitled "Employer's Accounting for Postretirement Benefits Other Than Pensions." The Commission adopted a three-year phase-in approach for inclusion of increased postretirement benefit costs in the Company's rates. In addition, the Commission reversed its longstanding practice of including Electric Plant Held for Future Use in rate base and ordered the Company to accrue AFUDC on plant held for future use. The order increased test period revenue by $3 million, which reduced the Company's revenue requirement, to reflect 20% of the cumulative effect of a 1992 accounting change related to unbilled revenue applicable to the District of Columbia. The Commission's decision to adopt an unbilled revenue adjustment may require the Company to establish a regulatory liability of up to $5.9 million on an after tax basis. The Commission rejected the Company's proposed Demand Side Management (DSM) surcharge. Consistent with prior decisions, the order included $5.3 million in base rates to recognize DSM program costs without provision for lost revenue between rate cases. In addition, the Commission found that the Company had not adequately supported $5.5 million, or 25% of conservation expenditures during the test year and therefore disallowed recovery of those costs in base rates. Subsequent to the test period in the case, the Company has expended approximately $23 million on conservation in the District of Columbia. The Commission's decision to disallow certain DSM program costs may require the Company to write off more than $5.5 million ($3.2 million after taxes) in 1994. On April 4, 1994, the Company filed a request for reconsideration of the decision. A Commission decision on reconsideration is expected by early May 1994.

Federal - Wholesale
- -------------------

     The Company has a 10-year full service power supply contract with the Southern Maryland Electric Cooperative, Inc. (SMECO), a wholesale customer. The contract period is to be extended for an additional year on January 1 of each year, unless notice is given by either party of termination of the contract at the end of the 10-year period. The full service obligation can be reduced by SMECO by up to 20% of its annual requirements with a five-year advance notice for each such reduction. SMECO rates were increased by $2.6 million and $3.8 million effective January 1, 1994 and 1993, respectively. Rate increases of $2.3 million and $4.2 million are scheduled to become effective on January 1, 1995 and 1996, respectively.

                              30
Federal - Interchange and Purchased Energy
- ------------------------------------------

     The Company's generating and transmission facilities are interconnected with the other members of the Pennsylvania-New Jersey-Maryland Interconnection (PJM) and other utilities. The pricing of most PJM internal economy energy transactions is based upon "split savings" so that the price of such energy is halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy.

     In addition to PJM interchange activity, the Company has interconnection agreements with Allegheny Power System (APS) and Virginia Power. These agreements provide a mechanism and the flexibility to purchase power from these parties or from others with whom they are interconnected on an as-needed basis in amounts mutually agreed to from time-to-time pursuant to negotiated rates, terms and conditions.

     Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. The monthly capacity commitment under this agreement, excluding an allocation of fixed operating and maintenance cost, was $12,380 per megawatt through 1993, $18,060 per megawatt effective 1994 through 1998 and $25,620 per megawatt from 1999 through 2005.

PEAK LOAD, SALES, CONSERVATION AND ENERGY USE MANAGEMENT
- --------------------------------------------------------
  AND CONSTRUCTION AND CAPACITY ADDITIONS
  ---------------------------------------

Peak Load and Sales Data
- ------------------------

     Kilowatt-hour sales for the three and twelve month periods ended March 31, 1994, increased 5.2% and 5.7%, respectively, as compared to sales for the corresponding periods ended March 31, 1993. The increases in sales reflect higher customer usage due to the impact of severe weather in January 1994 which resulted in record-breaking low temperatures and warmer than average weather during the summer of 1993 as compared to cooler than average weather in 1992. Heating degree days in January 1994 were 43% above January 1993 and 20% above the 20-year average for this period. Cooling degree hours in 1993 were 97% above the corresponding period in 1992, and were 22% above the 20-year average weather for this period. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

                              31
     The 1993 summer peak demand was 5,754 megawatts, 3.8% higher than the 1992 peak demand of 5,546 megawatts and .3% below the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,576 megawatts. To meet the 1993 summer peak demand, the Company had 201 megawatts available from its dispatchable energy use management program. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing emphasis on conservation and energy use management programs and anticipated service area growth trends. The new winter peak demand of 5,010 megawatts was established in January 1994, which was 11.1% above the previous all-time winter peak demand of 4,511 megawatts which occurred in December 1989.

Conservation and Energy Use Management
- --------------------------------------

     The Company's conservation and energy use management programs are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. The Company offers an extensive array of comprehensive conservation programs for its customers in the District of Columbia and Maryland and continues to aggressively identify, design, and test additional energy-efficient conservation measures and technologies.

     The Company recovers the cost of its conservation programs in its Maryland jurisdiction through a rate surcharge which permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. The cost recovery mechanism also allows the Company to earn a performance bonus for reaching or exceeding established goals. The surcharge is adjusted periodically to reflect the Company's growing conservation commitment. The District of Columbia Public Service Commission has established a framework for earning a return on approved conservation investments, and incentives for achieving demand side management goals within base rate cases.

     During the next five years, the Company plans to expend an estimated $525 million to encourage the efficient use of electric energy and to reduce the need to build new generating facilities. It is estimated that peak load reductions of approximately 390 megawatts have been achieved to date from conservation and energy use management programs and that additional peak load reductions of more than 500 megawatts will be achieved in the next five years.




                              32
Construction and Capacity Additions
- -----------------------------------

    The Company's construction expenditures, excluding AFUDC, are projected to total $1.3 billion for the five-year period 1994 through 1998 which includes $203 million of estimated Clean Air Act (CAA) expenditures. Making use of the flexibilities in its long-term construction plan, the Company reduced projected expenditures for the five years 1994 through 1998 by a total of $315 million from amounts previously planned. The construction reductions and deferrals were associated with lower rates of projected growth in usage of electricity resulting in large part from implementing economical conservation programs. The Company plans to finance its construction program through funds provided by operations and external financing.

     Although it is not possible to forecast specific impacts of the National Energy Act legislation enacted during 1992, the Company has substantial flexibility to anticipate and deal with changing conditions and increased competition in the generation and transmission of electricity. Since the early 1980s, the Company has pursued strategies which achieve flexibility through conservation and energy use management, extension of the useful life of generating equipment, cost-effective purchase of capacity and energy and preservation of scheduling flexibility to add new generating capacity in relatively small increments to meet changing requirements. The Company is a low-cost energy producer with customer prices which compare favorably with regional and national averages.

     The Company has developed cost-effective plans for complying with the CAA which require the reduction of sulfur dioxide and nitrogen oxides emissions in two phases to achieve prescribed standards. The Company anticipates capital expenditures totaling $203 million over the next five years and has received regulatory approval in Maryland and the District of Columbia for its plans for compliance with Phase I requirements of the CAA and for inclusion of the costs of compliance in its ratemaking cost of service. The Company has also received approval for inclusion of sulfur dioxide allowance expenses in its fuel adjustment clause.

     The Company's construction schedule is flexible in order to accommodate changes in future growth and the addition of nonutility generation. Currently, no additional generating units are scheduled until after the year 2003.

     The Company's agreement for a project with Panda Energy
Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland, which is scheduled for service in 1996, is currently before the Maryland Public Service Commission for issuance of a certificate


                              33
of convenience and necessity. In addition, a 40-megawatt resource recovery facility is now under construction in Montgomery County, Maryland, with which the Company has a contract. The Company currently projects that contracted nonutility generation and the Company's commitment to conservation and energy use management will provide adequate reserve margins to meet customers' needs for the next decade.

SELECTED NONUTILITY SUBSIDIARIES FINANCIAL INFORMATION
- ------------------------------------------------------

     Selected (unaudited) financial information of the Company's principal consolidated nonutility subsidiary, Potomac Capital Investment Corporation (PCI) and its subsidiaries, is presented below. The Company's equity investment in PCI, which was reduced by a $15 million dividend in January 1994, and a $14 million dividend in February 1993, was $275 million and $267.1 million at March 31, 1994 and 1993, respectively.



































                              34

Consolidated Statements of Earnings:
- -----------------------------------



                                     Three                  Twelve
                                  Months Ended           Months Ended
                                    March 31,              March 31,
                               -------------------    ------------------
                                 1994        1993       1994      1993
                               --------   --------    --------  --------

                                         (Thousands of Dollars)
Income
  Leasing activities           $ 24,540   $ 20,375    $118,391  $111,618
  Marketable securities           8,359      8,859      37,917    39,345
  Other                             110      2,083     (15,275)    3,150
                               --------   --------    --------  --------
                                 33,009     31,317     141,033   154,113
                               --------   --------    --------  --------

Expenses
  Interest                       20,500     18,721      79,639    82,061
  Administrative and general      2,510      2,366      14,783     9,451
  Depreciation and
    operating                    10,852     10,383      67,288    37,137
  Income tax expense             (3,058)    (2,410)    (45,726)      446
                               --------   --------    --------  --------
                                 30,804     29,060     115,984   129,095
                               --------   --------    --------  --------

Net earnings from
  nonutility subsidiary        $  2,205   $  2,257    $ 25,049  $ 25,018
                               ========   ========    ========  ========

Per share contribution to
  earnings of the Company          $.02       $.02        $.22      $.22
                                   ====       ====        ====      ====

















                                   35


STATISTICAL DATA
- ----------------

                                             Three Months Ended                  Twelve Months Ended
                                                 March 31,                            March 31,
                                      ---------------------------------    -------------------------------------
                                        1994       1993        % Change       1994         1993         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $120,798   $104,790         15.3     $  522,104   $  440,831         18.4
    General Service                    152,608    137,604         10.9        762,241      705,881          8.0
    Large Power Service                 56,711     51,520         10.1        302,419      286,181          5.7
    Street Lighting                      3,634      3,536          2.8         13,703       12,707          7.8
    Rapid Transit                        6,326      5,418         16.8         25,015       23,134          8.1
    Wholesale                           32,518     27,103         20.0        113,577       97,409         16.6
                                      --------   --------                  ----------   ----------
      System                          $372,595   $329,971         12.9     $1,739,059   $1,566,143         11.0
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,936      1,799          7.6          6,877        6,247         10.1
    General Service                      2,668      2,562          4.1         10,966       10,501          4.4
    Large Power Service                  1,196      1,178          1.5          5,250        5,173          1.5
    Street Lighting                         45         46         (2.2)           163          165         (1.2)
    Rapid Transit                          102         91         12.1            382          362          5.5
    Wholesale                              692        633          9.3          2,386        2,178          9.6
                                      --------   --------                  ----------   ----------
      System                             6,639      6,309          5.2         26,024       24,626          5.7
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               5.61       5.23          7.3           6.68         6.36          5.0
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,754        5,546
    Winter                                   -          -                       5,010        4,368

  Net Generation
  --------------
  (Millions of KWH)                      5,614      4,858                      19,901       18,864

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                63         83                          74           84
    Oil (%)                                 36         16                          23           12
    Gas (%)                                  1          1                           3            4

  Fuel Cost per MBtu
  ------------------
    System Average                       $2.13      $1.87                       $1.98        $1.85

  Weather Data
  ------------
    Heating Degree Days                  2,510      2,334                       4,414        4,344
    20 Year Average                      2,218                                  3,988
    Cooling Degree Hours                     -          -                      13,250        6,732
    20 Year Average                         12                                 10,871

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds
     71 degrees Fahrenheit (effective temperature).


                                                      36


Item 6   EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

         (a)  Exhibits

              Exhibit 11 -   Computation of Earnings Per Common
                             Share - filed herewith.

              Exhibit 12 -   Computation of ratios - filed
                             herewith.

              Exhibit 15 -   Letter re unaudited interim
                             financial information - filed
                             herewith.

         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on January 28, 1994, providing detailed information and audited consolidated financial statements. The item reported on such Form 8-K was Item 7 (Financial Statements, Pro-Forma Financial Information and Exhibits.)



                           SIGNATURES
                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By /s/     D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President,
                                  Finance and Accounting



May 2, 1994
- -----------
   DATE


                              37