Form 10-Q
period 1994-06-30
POTOMAC ELECTRIC POWER CO
filed 1994-07-29
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                June 30, 1994
                                 -------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at June 30, 1994
- -------------------------------   ----------------------------
Common Stock, $1 par value                 118,045,899
                               TABLE OF CONTENTS



PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..   2
    Consolidated Balance Sheets..............................   3
    Consolidated Statements of Cash Flows....................   4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........   5
      (2) Income Taxes.......................................   8
      (3) Capitalization.....................................  11
      (4) Marketable Securities..............................  15
      (5) Commitments and Contingencies......................  16

  Report of Independent Accountants on Review of Interim
    Financial Information....................................  19

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Results of Operations..................................  20
      Capital Resources and Liquidity........................  23
    Nonutility Subsidiary
      Results of Operations..................................  24
      Capital Resources and Liquidity........................  26


PART II - Other Information

  Item 1 - Legal Proceedings.................................  26
  Item 5 - Other Information
    Other Financing Arrangements.............................  27
    Base Rate Proceedings....................................  27
    Peak Load, Sales, Least-Cost Resource Plan,
      and Construction and Generating Capacity...............  30
    Environmental Matters....................................  33
    Selected Nonutility Subsidiary Financial Information.....  34
    Statistical Data.........................................  36
  Item 6 - Exhibits and Reports on Form 8-K..................  37
  Signatures.................................................  37
  Computation of Earnings Per Common Share...................  38
  Computation of Ratios - Parent Company Only................  39
  Computation of Ratios - Fully Consolidated.................  40
  Independent Accountants Awareness Letter...................  41





                              1

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
- ------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and Retained Income
                                                           (Unaudited)
                                     -------------------------------------------------------


                                                      Three Months Ended        Six Months Ended         Twelve Months Ended
                                                           June 30,                 June 30,                   June 30,
                                                     --------------------     --------------------     ----------------------
                                                        1994       1993          1994       1993           1994        1993
                                                     ---------  ---------     ---------  ---------     ---------- -----------
                                                                             (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 456,933  $ 414,815     $ 829,528  $ 744,786     $1,781,177  $1,600,928
  Other electric revenue                                 1,498      1,337         3,813      2,602          7,218       6,215
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operating Revenue                            458,431    416,152       833,341    747,388      1,788,395   1,607,143
  Interchange deliveries                                 9,020      3,541        27,154     11,760         38,157      37,081
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Revenue                                      467,451    419,693       860,495    759,148      1,826,552   1,644,224
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Operating Expenses
  Fuel                                                 103,859     82,574       216,991    170,600        400,673     351,527
  Purchased energy                                      32,567     37,005        71,899     73,907        171,448     159,919
  Capacity purchase payments                            31,839     24,382        64,398     48,195        112,491      94,670
  Other operation                                       46,765     48,502        99,044     98,199        208,660     203,122
  Maintenance                                           21,318     22,422        45,538     43,324         95,881      87,312
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operation and Maintenance                    236,348    214,885       497,870    434,225        989,153     896,550
  Depreciation and amortization                         42,793     40,196        85,490     79,386        169,710     155,957
  Income taxes                                          40,224     28,681        44,197     27,437        126,937      90,500
  Other taxes                                           51,074     49,034        98,590     94,581        205,260     197,238
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operating Expenses                           370,439    332,796       726,147    635,629      1,491,060   1,340,245
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Operating Income                                        97,012     86,897       134,348    123,519        335,492     303,979
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Other Income
  Nonutility Subsidiary
    Income                                              34,042     26,845        67,051     58,162        148,230     142,406
    Expenses, including interest
      and income taxes                                 (33,905)    (7,623)      (64,709)   (36,683)      (142,267)   (103,888)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
      Net earnings from nonutility
        subsidiary                                         137     19,222         2,342     21,479          5,963      38,518
  Allowance for other funds
    used during construction                             2,786      3,674         6,006      7,309         11,938      15,872
  Other, net                                            (4,346)       301        (1,518)     3,877          4,827       6,054
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Other Income                                  (1,423)    23,197         6,830     32,665         22,728      60,444
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Income Before Utility Interest Charges                  95,589    110,094       141,178    156,184        358,220     364,423
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        31,352     34,172        62,838     68,827        129,503     137,077
  Other                                                  3,395      1,550         5,663      2,652          8,912       4,562
  Allowance for borrowed funds
    used during construction                            (3,451)    (2,650)       (6,030)    (5,361)       (10,414)    (10,834)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
      Net Utility Interest Charges                      31,296     33,072        62,471     66,118        128,001     130,805
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Net Income                                              64,293     77,022        78,707     90,066        230,219     233,618
Dividends on Preferred Stock                             4,069      4,048         8,215      8,161         16,307      15,830
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Earnings for Common Stock                               60,224     72,974        70,492     81,905        213,912     217,788

Retained Income at Beginning of Period                 797,728    765,043       839,433    802,774        791,862     757,216
Dividends on Common Stock                              (48,907)   (47,104)      (97,802)   (93,989)      (193,649)   (184,683)
Subsidiary Marketable Securities Net
  Unrealized (Loss) Gain, Net of Tax                    (8,660)       949       (11,738)     1,172        (11,740)      1,541
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Retained Income at End of Period                     $ 800,385  $ 791,862     $ 800,385  $ 791,862     $  800,385  $  791,862
                                                     =========  =========     =========  =========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  117,946    114,926       117,911    114,665        117,249     113,979
Earnings Per Common Share                                $0.51      $0.63         $0.60      $0.71          $1.82       $1.91
Cash Dividends Per Common Share                         $0.415     $0.410         $0.83      $0.82          $1.65       $1.62
Book Value Per Share                                                                                       $16.28      $15.94
Dividend Payout Ratio                                                                                        90.7%       84.8%
Effective Federal Income Tax Rate                                                                            27.7%       12.5%





                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                     (Unaudited at June 30, 1994 and 1993)
                                     -------------------------------------


                                                                  June 30,        December 31,       June 30,
                  ASSETS                                            1994              1993             1993
                  ------                                        -------------    -------------     -------------
                                                                          (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   5,498,340    $   5,252,736     $   5,183,480
  Construction work in progress                                       293,888          373,665           287,999
  Electric plant held for future use                                   20,468           33,644            34,805
  Nonoperating property                                                 7,542            5,096             3,722
                                                                -------------    -------------     -------------
                                                                    5,820,238        5,665,141         5,510,006
  Accumulated depreciation                                         (1,589,965)      (1,533,999)       (1,495,376)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,230,273        4,131,142         4,014,630
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                            11,066            7,439            11,025
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2,740, $2,748
    and $2,961                                                        150,168          100,973           129,335
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     28,024           53,454           128,159
  Accrued unbilled revenue                                            125,413           71,497           111,117
  Prepaid taxes                                                         1,388           30,531             1,573
  Other prepaid expenses                                               16,754            6,053            12,446
  Material and supplies - at average cost
    Fuel                                                               63,381           61,973            81,032
    Construction and maintenance                                       71,073           70,262            77,976
                                                                -------------    -------------     -------------
      Total Current Assets                                            467,267          402,182           552,663
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  248,918          233,431           194,332
  Conservation costs, net                                             116,343           87,328            52,181
  Other                                                               149,320          146,245           154,389
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          514,581          467,004           400,902
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                             1,417            2,625             1,075
  Marketable securities                                               499,360          466,153           436,868
  Investment in finance leases                                        355,027          358,524           450,772
  Operating lease equipment, net of accumulated
    depreciation of $101,187, $85,302 and $70,476                     551,534          565,443           554,816
  Receivables                                                          71,991           84,726            84,138
  Other investments                                                   159,716          163,911           138,660
  Other assets                                                         19,115           23,750            54,555
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,658,160        1,665,132         1,720,884
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,870,281    $   6,665,460     $   6,689,079
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization
  Common stock                                                  $     118,046    $     117,798     $     115,331
  Other common equity                                               1,803,605        1,837,411         1,723,568
  Serial preferred stock                                              125,427          125,442           125,463
  Redeemable serial preferred stock                                   145,153          147,000           147,000
  Long-term debt                                                    1,767,754        1,589,621         1,644,777
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,959,985        3,817,272         3,756,139
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                     17,000           17,977           201,610
  Short-term debt                                                     292,825          294,615           185,300
  Accounts payable and accrued expenses                               179,383          174,842           187,617
  Other                                                               114,546          103,633            97,285
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       603,754          591,067           671,812
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        816,154          780,723           725,477
  Investment tax credits                                               70,081           71,906            73,640
  Other                                                                33,029           28,916            28,970
                                                                -------------    -------------     -------------
      Total Deferred Credits                                          919,264          881,545           828,087
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                    1,152,600        1,027,705         1,109,951
  Short-term notes payable                                             27,850          126,250           114,580
  Deferred taxes and other                                            206,828          221,621           208,510
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,387,278        1,375,576         1,433,041
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,870,281    $   6,665,460     $   6,689,079
                                                                =============    =============     =============

                                                     3

                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Six Months Ended         Twelve Months Ended
                                                                             June 30,                  June 30,
                                                                     -----------------------   -----------------------
                                                                       1994          1993        1994          1993
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $  76,365     $  68,587   $ 224,256     $ 195,100
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                       85,490        79,386     169,710       155,957
    Deferred income taxes and investment tax credits                    20,704        10,331      38,085        29,840
    Allowance for funds used during construction                       (12,036)      (12,670)    (22,352)      (26,706)
    Changes in materials and supplies                                   (2,219)       17,736      24,554        15,209
    Changes in accounts receivable and accrued unbilled revenue        (77,681)      (79,875)    (33,205)      (26,887)
    Changes in accounts payable                                         (4,924)       (3,291)     (2,074)       (5,372)
    Changes in other current assets and liabilities                     35,767        42,140         463        44,587
    Changes in deferred conservation costs                             (35,952)      (19,525)    (76,066)      (37,689)
    Net other operating activities                                         982       (46,401)      7,739       (47,076)
  Nonutility subsidiary:
    Net earnings                                                         2,342        21,479       5,963        38,518
    Deferred income taxes                                              (15,547)      (48,070)       (291)      (63,826)
    Changes in other assets and net other operating activities          47,300        44,596      59,601        20,996
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                     120,591        74,423     396,383       292,651
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                              (170,294)     (153,243)   (340,002)     (331,669)
  Allowance for funds used during construction                          12,036        12,670      22,352        26,706
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                              (158,258)     (140,573)   (317,650)     (304,963)
  Nonutility subsidiary:
    Purchase of marketable securities                                 (112,829)      (99,629)   (267,413)     (241,882)
    Proceeds from sale or redemption of marketable securities           61,103        64,117     191,281       186,254
    Investment in leased equipment                                      (3,037)       (4,306)    (31,091)      (11,963)
    Proceeds from sale or disposition of leased equipment                1,150             -     121,679        44,092
    Purchase of other investments                                       (5,593)       (6,332)    (43,889)      (10,013)
    Proceeds from sale or distribution of other investments              4,508             -       4,508        37,433
    Investment in promissory notes                                           -        (1,170)       (458)       (1,170)
    Proceeds from promissory notes                                       2,177         1,491       3,699        16,617
                                                                     ---------     ---------   ---------     ---------
Net Cash Used by Investing Activities                                 (210,779)     (186,402)   (339,334)     (285,595)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (97,802)      (93,989)   (193,649)     (184,683)
  Dividends on preferred stock                                          (8,215)       (8,161)    (16,307)      (15,830)
  Issuance of common stock                                               5,535        27,105      74,432        81,863
  Issuance of preferred stock                                                -             -           -        50,000
  Redemption of preferred stock                                         (2,457)       (1,500)     (2,457)       (2,125)
  Issuance of long-term debt                                           302,999       152,481     671,782       282,303
  Reacquisition and retirement of long-term debt                      (127,367)     (113,448)   (642,367)     (179,460)
  Short-term debt, net                                                  (1,790)      123,700     107,525         5,870
  Other financing activities                                            (4,791)       (7,426)    (23,563)      (10,190)
  Nonutility subsidiary:
    Issuance of long-term debt                                         210,000       329,653     244,000       478,180
    Repayment of long-term debt                                        (85,105)     (142,850)   (189,332)     (350,641)
    Short-term debt, net                                               (98,400)     (148,935)    (86,730)     (154,845)
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used By) Financing Activities                            92,607       116,630     (56,666)          442
                                                                     ---------     ---------   ---------     ---------
Net Increase in Cash and Cash Equivalents                                2,419         4,651         383         7,498
Cash and Cash Equivalents at Beginning of Period                        10,064         7,449      12,100         4,602
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  12,483     $  12,100   $  12,483     $  12,100
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $40,372, $38,072, $78,856 and $85,036)               $  97,761     $ 101,176   $ 203,544     $ 208,908
  Income taxes                                                       $   4,744     $   3,065   $  69,420     $  50,696
Nonutility subsidiary noncash transactions:
  Promissory note received in exchange for equipment                 $       -     $       -   $       -     $  10,000
  Consolidation of majority-owned subsidiaries                       $       -     $       -   $  35,320     $       -



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

Conservation
- ------------

     In general, the Company accounts for conservation expenditures in connection with its demand side management (DSM) program as a deferred charge, and amortizes the costs over five to ten years. District of Columbia conservation costs receive rate base treatment, with a capital cost recovery factor accrued


                              6
on the unamortized balance in excess of amounts included in rate base. In Maryland, conservation costs are recovered through a surcharge included in base rates which reflects current year expenditures and lost revenue.

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

     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rate was approximately 7.8% compounded semiannually for the six months ended June 30, 1994, and approximately 8.7% and 9.1% in 1993 and 1992, respectively.

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


(2) INCOME TAXES
- ----------------
Provision for Income Taxes Charged to Continuing Operations
- -----------------------------------------------------------



                                                                 Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                             --------------------------      --------------------------
                                                                 1994           1993             1994           1993
                                                             -----------    -----------      -----------    -----------
                                                                               (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $    26,563    $    28,146      $    17,578    $    16,486
  State and local                                                  3,546          3,291            2,334          1,749
                                                             -----------    -----------      -----------    -----------
Total utility current tax expense                                 30,109         31,437           19,912         18,235
                                                             -----------    -----------      -----------    -----------
Utility deferred tax expense
  Federal                                                          6,460            594           19,329          9,293
  State and local                                                  1,249            933            3,200          2,773
  Investment tax credits                                            (912)          (868)          (1,825)        (1,735)
                                                             -----------    -----------      -----------    -----------
Total utility deferred tax expense                                 6,797            659           20,704         10,331
                                                             -----------    -----------      -----------    -----------

Total utility income tax expense                                  36,906         32,096           40,616         28,566
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary current tax expense
  Federal                                                          3,376          7,130           (3,686)          (893)
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary deferred tax expense
  Federal                                                        (18,971)       (52,408)         (14,679)       (46,545)
  State and local                                                   (581)        (1,623)            (869)        (1,873)
                                                             -----------    -----------      -----------    -----------
Total nonutility subsidiary deferred tax expense                 (19,552)       (54,031)         (15,548)       (48,418)
                                                             -----------    -----------      -----------    -----------

Total nonutility subsidiary income tax expense                   (16,176)       (46,901)         (19,234)       (49,311)
                                                             -----------    -----------      -----------    -----------

Total consolidated income tax expense                             20,730        (14,805)          21,382        (20,745)
Income taxes included in other income                            (19,494)       (43,486)         (22,815)       (48,182)
                                                             -----------    -----------      -----------    -----------
Income taxes included in utility operating expenses          $    40,224    $    28,681      $    44,197    $    27,437
                                                             ===========    ===========      ===========    ===========



Reconciliation of Consolidated Income Tax Expense
- -------------------------------------------------



                                                                 Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                             --------------------------      --------------------------
                                                                 1994           1993             1994           1993
                                                             -----------    -----------      -----------    -----------
                                                                               (Thousands of Dollars)
Income before income taxes                                   $    85,023    $    62,217      $   100,089    $    69,321
                                                             ===========    ===========      ===========    ===========

Utility income tax at federal
  statutory rate                                             $    35,372    $    30,565      $    40,943    $    33,032
    Increases (decreases) resulting from
      Depreciation                                                 1,909          1,469            3,749          2,702
      Removal costs                                               (1,222)          (952)          (2,330)        (1,775)
      Allowance for funds used during
        construction                                                (792)        (1,067)          (1,738)        (2,121)
      Other                                                         (567)           161           (1,822)        (4,521)
      State income taxes, net of federal effect                    3,118          2,788            3,639          2,984
      Tax Credits                                                   (912)          (868)          (1,825)        (1,735)
                                                             -----------    -----------      -----------    -----------
Total utility income tax expense                                  36,906         32,096           40,616         28,566
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary income tax at federal
  statutory rate                                                  (5,614)        (9,411)          (5,912)        (9,463)
    Increases (decreases) resulting from
      Dividends received deduction                                (2,106)        (1,963)          (4,149)        (3,940)
      Reversal of previously accrued deferred taxes               (6,547)       (34,858)          (6,547)       (34,858)
      Other                                                       (1,328)           (45)          (1,757)          (175)
      State income taxes, net of federal effect                     (581)          (624)            (869)          (875)
                                                             -----------    -----------      -----------    -----------
Total nonutility subsidiary income tax expense                   (16,176)       (46,901)         (19,234)       (49,311)
                                                             -----------    -----------      -----------    -----------

Total consolidated income tax expense                             20,730        (14,805)          21,382        (20,745)
Income taxes included in other income                            (19,494)       (43,486)         (22,815)       (48,182)
                                                             -----------    -----------      -----------    -----------
Income taxes included in utility operating expenses          $    40,224    $    28,681      $    44,197    $    27,437
                                                             ===========    ===========      ===========    ===========



Components of Consolidated Deferred Tax Liabilities (Assets)
- ------------------------------------------------------------



                                                                       June 30,
                                                             --------------------------
                                                                 1994           1993
                                                             -----------    -----------
                                                               (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $   705,541    $   627,593
  Rapid amortization of certified pollution
    control facilities                                            29,600         39,170
  Deferred taxes on amounts to be collected
    through future rates                                          94,539         72,058
  Property taxes                                                  10,229         10,501
  Deferred fuel                                                    4,346             27
  Prepayment premium on debt retirement                           11,276          9,574
  Deferred ITC                                                   (26,615)       (27,306)
  Contributions in aid of construction                           (23,866)       (23,617)
  Other                                                           21,984         22,805
                                                             -----------    -----------
Total utility deferred tax liabilities (net)                     827,034        730,805
Current portion of utility deferred tax liabilities
  (included in Other current liabilities)                         10,880          5,328
                                                             -----------    -----------
Total utility deferred tax liabilities (net) - noncurrent    $   816,154    $   725,477
                                                             ===========    ===========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $   129,176    $   136,152
  Operating lease depreciation                                   123,638         93,942
  Reversal of previously accrued taxes related
    to partnerships                                              (16,962)             -
  Alternative minimum tax                                        (85,783)       (75,595)
  Other                                                          (30,088)       (27,156)
                                                             -----------    -----------
Total nonutility subsidiary deferred tax liabilities (net),
  (included in Deferred taxes and other)                     $   119,981    $   127,343
                                                             ===========    ===========










     Pursuant to SFAS No. 109, regulated enterprises recognize regulatory assets and liabilities for income taxes to be recovered from or returned to customers in future rates. Accordingly, as of June 30, 1994, the Company has recorded additional deferred income taxes and a net regulatory asset of $248.9 million. No valuation allowance for deferred tax assets was required or recorded at June 30, 1994. The adoption of SFAS No. 109 increased net income for the six and twelve months ended June 30, 1993 by approximately $2.8 million which is reflected on the Consolidated Statements of Earnings and Retained Income in "Other, net."

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

(3)  CAPITALIZATION
     --------------

Common Equity
- -------------

     At June 30, 1994, 118,045,899 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized.

     As of June 30, 1994, 2,683,222 shares of Common Stock were reserved for issuance under the Shareholder Dividend Reinvestment Plan (DRP). The DRP permits additional cash investments by plan participants limited to one investment per month of not less than $25 and not more than $5,000. Also, as of June 30, 1994, 1,299,867 shares of Common Stock were reserved for issuance under the Employee Savings Plans; and shares reserved for conversion of debentures were 2,771,633 and 3,392,500 for the 7% and 5% Convertible Debentures, respectively.









Serial Preferred, Redeemable Serial Preferred and Preference
- ------------------------------------------------------------
  Stock
  -----

     At June 30, 1994, the Company had outstanding 5,411,609 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,211,044 shares is authorized. At June 30, 1994, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.2 million and $10.3 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series (8,558 shares outstanding at June 30, 1994) is convertible into Common Stock of the Company at $8.51 per share. The estimated fair value of this series, based on quoted market prices was $1 million and $1.5 million at June 30, 1994 and 1993, respectively.

     At June 30, 1994, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 3.75% ($1.873) for the period June 1, 1994 through August 31, 1994. For the period March 1, 1994 through May 31, 1994, the annual dividend rate was 3.01% ($1.505). The average rate at which dividends were paid during the 12 months ended June 30, 1994 was 2.94% ($1.47). The estimated fair value of this series at June 30, 1994 and 1993, was the carrying value.

     The estimated fair value at June 30, 1994 and 1993, for the remaining Serial Preferred Stock (excluding the Redeemable Serial
Preferred Stock) was $53.3 million and $60.9 million, respectively, based on discounted cash flows using current rates of preferred stock with similar terms.

     At June 30, 1994, the Company had outstanding 903,051 shares of $50 par value Redeemable Serial Preferred Stock, the $3.37 (6.74%) Series of 1987. The shares are subject to mandatory redemption beginning June 1993, at par, through the operation of a sinking fund, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 1998 with respect to the Redeemable Serial Preferred Stock are $1.2 million in 1996 and $1.5 million annually thereafter.

    At June 30, 1994, the Company had outstanding one million shares of $50 par value Redeemable Serial Preferred Stock, the $3.89 (7.78%) Series of 1991. The shares are subject to mandatory redemption, at par, through the operation of a sinking



                              12
fund which will redeem not less than 165,000 nor more than 330,000 shares annually, beginning June 1, 2001, and 175,000 shares on June 1, 2006.

    In addition, the Company has issued and outstanding one million shares of $50 par value Redeemable Serial Preferred Stock, the $3.40 (6.80%) Series of 1992. The shares are subject to mandatory redemption, at par, through the operation of a sinking fund which will redeem 50,000 shares annually, beginning September 1, 2002, with the remaining shares redeemed on September 1, 2007.

     The estimated fair value of the Company's Redeemable Series
Preferred Stock, excluding amounts due within one year, was $145.2 million and $155.3 million based on quoted market prices at June 30, 1994 and 1993, respectively.

Long-Term Debt
- --------------

     The Company's long-term debt at June 30, 1994, is summarized below:

                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,283,600
          Convertible Debentures                     183,467
          Notes Payable                              350,000
          Net Unamortized Discount                   (32,313)
          Current Portion                            (17,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,767,754
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $1,152,600
                                                  ==========


     At June 30, 1994, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was approximately $123.6 million. The aggregate amounts of maturities and sinking fund requirements for the Company's long-term debt outstanding as of June 30, 1994 are $17 million in 1994, $44 million in 1995, $31 million in 1996, $156 million in 1997 and $50 million in 1998. At June 30, 1994, long-term debt due within one year consisted of $15 million of 5-1/4% First Mortgage Bonds and $2 million of 5-5/8% First Mortgage Bonds.






                              13
     During May 1994, the Company redeemed the remaining $43 million of 9-3/4% First Mortgage Bonds due in 2019, at 106.03% of the principal amount plus accrued interest.

     Also during May 1994, the Company issued, at par, $100 million of 6.66-6.73% Medium-Term Notes due in 1997 and $25 million of 6.25% Medium-Term Notes due in 1996. The notes were sold pursuant to a "shelf" registration statement filed with the Securities and Exchange Commission during September 1993, of which $100 million remains available.

     The estimated fair value of the fixed rate First Mortgage Bonds, excluding amounts due within one year, in the aggregate, was $1.1 billion and $1.4 billion at June 30, 1994 and 1993, respectively. The estimated fair value of the Convertible Debentures, in the aggregate, was $161.5 million and $177.8 million at June 30, 1994 and 1993, respectively. The estimated fair value at June 30, 1994 and 1993, was based on the current market price or for issues with no market price available, was based on discounted cash flows using current rates for bonds with similar terms and remaining maturities. At June 30, 1994 and 1993, the estimated fair value of the Adjustable Rate series First Mortgage Bonds, based on the current market price was $53 million and $52.7 million, respectively.

     At June 30, 1994 and 1993, the estimated fair value of the Medium-Term Notes, excluding amounts due within one year, in the aggregate, was $336.4 million and $138.8 million, respectively, based on discounted cash flows using current rates for notes with similar terms and remaining maturities.

Nonutility Subsidiary Long-Term Debt
- ------------------------------------

     Long-term debt at June 30, 1994 consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between July 1994 and July 2003. The interest rates of such borrowings range from 3.69% to 10.10%. The weighted average effective interest rate was 7.21% at June 30, 1994 and 7.45% at June 30, 1993. Annual aggregate principal repayments on these borrowings are $85.7 million in 1994, $260.4 million in 1995, $168.5 million in 1996, $103.8 million in 1997, $157.3 million in 1998 and $301 million thereafter through 2003. Also included in long-term debt is $75.9 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.

     At June 30, 1994 and 1993, the fair value of long-term debt, including non-recourse debt, was approximately $1.2 billion.
These estimates were based on current rates offered to similar companies for debt with similar remaining maturities.


                              14
(4)  MARKETABLE SECURITIES
     ---------------------

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

                                  As of June 30, 1994
                        ---------------------------------------
                                                      Gross
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   -------------
                                 (Thousands of Dollars)

Mandatory redeemable
  preferred stock       $  518,166   $  499,360   $     (18,806)
Debt securities                  -            -               -
Equity securities                3            -              (3)
                        ----------   ----------   -------------
  Total                 $  518,169   $  499,360   $     (18,809)
                        ==========   ==========   =============


                                   As of June 30, 1993
                                -------------------------
                                 Carrying        Market
                                   Value         Value
                                ----------     ----------
                                 (Thousands of Dollars)

Mandatory redeemable
  preferred stock               $  414,930     $  436,838
Debt securities                      2,257            542
Equity securities                   19,681         19,068
                                ----------     ----------
  Total                         $  436,868     $  456,448
                                ==========     ==========









                              15

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. Gross realized gains and losses are shown below.

                               Three Months      Six Months
                                   Ended            Ended
                               June 30, 1994    June 30, 1994
                               -------------    -------------
                                  (Thousands of Dollars)

Gross realized gains           $         715    $       2,346
Gross realized losses                   (418)          (1,458)
Recognized losses                          -             (598)
                               -------------    -------------
  Net gain                     $         297    $         290
                               =============    =============

      Net recognized gains of $1.6 million and $2.1 million were included in income from marketable securities for the three and six months ended June 30, 1993, respectively.

     At June 30, 1994, the final contractual maturities (in thousands of dollars) for mandatorily redeemable preferred stock were as follows:


     Within one year                 $   12,057
     One to five years                   99,348
     Five to ten years                  167,326
     Over ten years                     239,435
                                     ----------
                                        518,166
     Less gross unrealized
       losses                           (18,806)
                                     ----------
                                     $  499,360
                                     ==========

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     On July 5, 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to District of Columbia Public Service Commission orders in Formal Case No. 929. See Part II, Item 5, Base Rate Proceedings for additional information.

     As discussed in the 1993 Form 10-K and the March 31, 1994 Form 10-Q, in August 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County) in separate ongoing,


                              16
consolidated proceedings each denominated "In re: Personal Injury Asbestos Cases." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiff's case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the filings, a number of individual suits have been disposed of without any payment by the Company. The claims by Pittsburgh Corning and Owens Corning were disposed of in March 1994 and April 1994, respectively, without any payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position.

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *










                              17
     The information furnished in the accompanying Consolidated Statements of Earnings and Retained Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *


     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse (on page 19) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-58810 and 33-50377) and Form S-8 (Registration Nos. 33-36798,
33-53685 and 33-54197) filed under the Securities Act of 1933. Such report of Price Waterhouse, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.




























                              18

INDEPENDENT ACCOUNTANTS REPORT



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at June 30, 1994 and 1993 and the related consolidated statements of earnings and retained income for the three, six and twelve month periods then ended and the consolidated statements of cash flows for the six and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
July 29, 1994


                              19

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
- ------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
- -------

RESULTS OF OPERATIONS
- ---------------------

TOTAL REVENUE

     Total revenue increased for the three, six and twelve months ended June 30, 1994, as compared to the corresponding periods in 1993. The increases in revenue from sales of electricity for each period were primarily due to increases in kilowatt-hour sales of 1.7%, 3.5% and 4.7% for the three, six and twelve months ended June 30, 1994, respectively, over the corresponding periods in 1993, increases in fuel rate revenue for each period and the effects of 1993 base rate increases in Maryland and the 1994 base rate increase in the District of Columbia. Also, during June 1994, the Company recognized additional revenue of $5 million associated with the conservation incentive provision of the Company's Demand Side Management (DSM) surcharge tariff. See
Part II, Item 5, Base Rate Proceedings for additional information. The increase in kilowatt-hour sales for the three months ended June 30, 1994, was primarily attributable to increased customer usage due to hotter than average weather during June 1994, in which kilowatt-hour sales increased 6.7% over June 1993. For the month of June 1994, cooling degree hours were 62.2% above June 1993 and 78.3% above the 20-year average. For the quarter ended June 30, 1994, cooling degree hours were 57% above the corresponding period in 1993 and 53% above the 20-year average. The increase in kilowatt-hour sales for the six months ended June 30, 1994, was primarily attributable to increased customer usage due to hotter than average weather in June 1994 and the severe weather in January 1994 which resulted in record-breaking low temperatures. The increase in kilowatt-hour sales for the twelve months ended June 30, 1994, was primarily attributable to increased customer usage due to hotter than average weather during the 1993 summer cooling season as well as the hotter than average June 1994 weather and the colder than average weather during the first quarter 1994. Cooling degree hours during the twelve months ended June 30, 1994 were 79.3% above the corresponding period in 1993 and 35% above the 20-year average. Interchange deliveries increased for the three, six and twelve months ended June 30, 1994, as compared to the corresponding periods in 1993, reflecting the amount of energy delivered to the Pennsylvania-New Jersey-Maryland (PJM) Interconnection Association.

                              20

     Rate orders received by the Company during 1994 and 1993 provided for changes in annual base rate revenue as shown in the table below:

                             Rate
                           Increase      %           Effective
Regulatory Jurisdiction    ($000)*     Change          Date
- -----------------------  ----------    -------    ---------------
District of Columbia      $26,692        3.9%     March/June 1994
Federal - Wholesale         2,600        2.3      January 1994
Maryland                   27,000        3.0      November 1993
Maryland                    7,254         .9      June 1993
Federal - Wholesale         3,801        3.1      January 1993

* See Part II, Item 5, Base Rate Proceedings for additional information.

     On May 4, 1994, the District of Columbia Public Service Commission ruled on the Company's application for reconsideration of its March 4, 1994 order in Formal Case No. 929. The order on reconsideration authorized an additional base rate increase of $1.3 million. Also, the Commission upheld its initial decisions to disallow 25% of test period DSM program expenditures, to adopt an unbilled revenue adjustment applicable to the District of Columbia portion of the 1992 accounting change related to unbilled revenue and to adopt a three-year phase-in period to reflect increased post retirement benefit costs. The Company recorded the effects of the Commission's decision for these items in June 1994, which reduced after tax income by approximately $4.1 million. The after tax impact of the DSM write-off and unbilled revenue adjustment was $4.7 million, which is reflected in other income in "Other, net." On July 5, 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's orders in Formal Case No.
929. See Part II, Item 5, Base Rate Proceedings for additional information.

OPERATING EXPENSES

     Fuel and purchased energy increased for the three, six and twelve months ended June 30, 1994, as compared to the corresponding periods ended June 30, 1993. Fuel expense increased for the three, six and twelve months ended June 30, 1994, primarily as the result of increases in net generation of 12.5%, 14.1% and 7.6% respectively, due to increased customer usage caused by the hotter than average weather in June 1994, the record-breaking low temperatures of January 1994 and the hotter than average weather during the summer of 1993. The decreases in purchased energy for the three and six months ended and the increase for the twelve months ended reflect changes in the levels and prices of energy purchased from PJM and other utilities.

                              21
     The unit fuel costs for the comparative periods ended June
30, were as follows:

                      Three             Six            Twelve
                   Months Ended     Months Ended    Months Ended
                   ------------     ------------    ------------
                   1994    1993     1994    1993    1994    1993
                   ----    ----     ----    ----    ----    ----
System Average
  Fuel Cost
    per MBTU      $1.91   $1.81    $2.03   $1.84   $2.00   $1.85


     The increases in the system average unit fuel cost for the three, six and twelve months ended June 30, 1994 resulted from increased use of major cycling and peaking generation units which burn higher cost fuels. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     For the twelve month periods ended June 30, 1994 and 1993, the Company obtained 72% and 85%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments increased for the three, six and twelve months ended June 30, 1994, as compared to the corresponding periods in 1993, primarily as the result of a January 1, 1994 increase in the cost of capacity under agreements with Ohio Edison and Allegheny Power System (APS). The cost of capacity increased from $12,380 per megawatt, per month, in effect from 1987 to 1993, to $18,060 per megawatt, per month, plus an allocation of fixed operating and maintenance expenses. In addition, effective June 1, 1994 through May 31, 1995, the Company is purchasing 147 megawatts of capacity from Pennsylvania Power & Light Company at a total cost of $3 million.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three, six and twelve months ended June 30, 1994 as compared to the corresponding periods ended June 30, 1993. The increase for the three months ended June 30, 1994 was principally attributable to income taxes, due to a higher federal income tax rate which became effective in 1993, and higher taxable income. The increases for the six and twelve months ended June 30, 1994 were principally attributable to income taxes; depreciation and amortization expense, due to additional investment in property and plant and amortization of increased amounts of conservation program costs; and other taxes, primarily due to changes in the levels of operating revenue. The increase in maintenance expense for the twelve months ended was primarily due to increased expenditures for maintenance of production facilities.


                              22
     See "Legal Proceedings," under Part II, Item 1, Other
Information, for additional information.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $5.8 billion at June 30, 1994, an increase of $155.1 million from the investment at December 31, 1993 and an increase of $310.2 million from the investment at June 30, 1993. Cash invested in property and plant construction, excluding AFUDC, amounted to $170.3 million for the six months ended June 30, 1994 and $340 million for the twelve months then ended.

     See Part I, Item I, Notes to Consolidated Financial
Statements, (3) Capitalization for information with respect to financing activity.

     At June 30, 1994, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemptions due within one year, and nonutility subsidiary debt, consisted of 44.7% long-term debt, 3.2% serial preferred stock, 3.6% redeemable serial preferred stock and 48.5% common equity.

     Cash (used by) from utility operations, after dividends, was $(19.5) million for the six months ended June 30, 1994 and $121.2 million for the twelve months then ended as compared with $(45.7) million and $96.5 million, respectively, for the same periods ended June 30, 1993.

     The Company's 1994 energy plan, which is an integrated least-cost resource plan, was filed with regulators on June 30, 1994. As part of the 1994 planning process, the Company has reassessed each of its existing conservation programs. To reduce the near-term upward pressure on prices and total customer bills, the Company proposes to narrow its current offering of DSM programs to those with the strongest cost benefit results. The effect of this plan on the 1994 to 1998 period is a further reduction of the construction budget by approximately $145 million, bringing the total reduction of projected construction expenditures to $460 million from amounts previously planned. This was also accompanied by a reduction of approximately $121 million in the conservation expenditure budget over the 5 year period.

     Outstanding utility short-term debt totaled $292.8 million at June 30, 1994, a decrease of $1.8 million from the $294.6 million outstanding at December 31, 1993 and an increase of $107.5 million from the $185.3 million outstanding at June 30, 1993.


                              23

NONUTILITY SUBSIDIARY
- ---------------------

RESULTS OF OPERATIONS
- ---------------------

     PCI's net earnings totaled $.1 million, $2.3 million and $6 million for the three, six and twelve months ended June 30, 1994, respectively, compared with $19.2 million, $21.5 million and $38.5 million for the same periods ended June 30, 1993. PCI contributed $.02 and $.05 for the six and twelve months ended June 30, 1994, respectively, to the Company's consolidated earnings per share; and $.17, $.19 and $.34 per share, respectively, during the three, six and twelve month periods ended June 30, 1993. Net earnings decreased for the three, six and twelve months ended June 30, 1994 primarily due to the completion of a transaction, during the second quarter 1993, whereby PCI contributed aircraft to a majority owned partnership resulting in future cash savings of $37.4 million. The terms of the partnership agreement had the effect of reducing PCI's obligation for previously accrued deferred taxes resulting in after tax earnings of $21.3 million, after provision for all costs of the transaction. The excess deferred taxes were recognized as a reduction in income tax expense in the second quarter of 1993.

     PCI generates income primarily from its leasing activities and securities investments. Revenue from leasing activities, which includes rental income, gains on asset sales, interest income and fees totaled $23.9 million, $48.4 million and $119 million for the three, six and twelve months ended June 30, 1994 compared to $23.3 million, $43.7 million and $104.3 million for the corresponding periods in 1993. Increases in income from leasing activities during 1994 over 1993 were primarily due to increases in fee income, asset sales and revenue earned from operating lease aircraft. All of PCI's aircraft are on lease at this time. At June 30, 1994, a portion ($134 million carrying value) of PCI's leasing portfolio consisted of short-term usage based operating leases with monthly rental income dependent upon hours used.

     PCI's marketable securities portfolio contributed pre-tax income of $8.9 million, $17.3 million and $37 million for the three, six and twelve months ended June 30, 1994, respectively, compared to $9.8 million, $18.7 million and $41.6 million for the same periods ended June 30, 1993. The decrease in 1994 from 1993 was primarily due to a decrease in net realized gains from the sales of securities which totaled $.3 million, $.3 million and $5.2 million for the three, six and twelve months ended June 30, 1994, respectively, compared to $1.6 million, $2.1 million and $9.8 million for the corresponding periods in 1993.


                              24
     Other income increased for the three and six month periods ended June 30, 1994 over 1993 and decreased for the twelve month period. The increase for the three and six month periods was a result of a second quarter 1993 writedown related to the termination of obligations with respect to a real estate limited partnership interest. The decrease in the twelve month period related to an additional writedown of the limited partnership interest in the third quarter of 1993.

     Expenses, before income taxes, which include interest, depreciation and operating and administrative and general expenses totaled $50.1 million, $83.9 million and $157.3 million for the three, six and twelve months ended June 30, 1994, respectively, compared to $54.5 million, $86 million and $150.5 million for the same periods in 1993. Expenses for the three and six month periods ended June 30, 1994 decreased from the corresponding periods in 1993 primarily due to expenses related to the second quarter 1993 aircraft partnership transaction. Expenses for the twelve month period ended June 30, 1994 increased over the same period in 1993 due to increased operating expenses for PCI's aircraft subject to usage based leases. Under certain recent short-term aircraft leases, PCI is responsible for estimated operating and maintenance expenses exceeding amounts provided therefor by lessees. Although most of the usage based and short-term leases include provisions for early termination, the foregoing factors have had an unfavorable impact on net earnings for the second quarter 1994 and are expected to have a continuing unfavorable impact on earnings and cash flow. PCI is aggressively seeking to replace such usage based and short-term leases with arrangements providing more favorable terms. The ability to do so, however, depends on developments in the aircraft market which are unpredictable.

     During the three, six and twelve months ended June 30, 1994, PCI recognized income tax benefits of $16.2 million, $19.2 million and $15 million, respectively, compared with $46.9 million, $49.3 million, and $46.7 million for the same periods in 1993. Income tax benefits decreased for the three, six and twelve month periods ended June 30, 1994 over 1993 as a result of the second quarter 1993 aircraft partnership transaction.













                              25

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     Investments in leased equipment of $3 million for the six months ended June 30, 1994 were for refurbishment and modification of existing aircraft. Investments of $31.1 million for the twelve month period ended June 30, 1994 also reflect the purchase during the third quarter of 1993 of a new MD-11 aircraft placed on a long-term leveraged lease at the same time that older equipment under lease by the same carrier was sold for proceeds of $108.1 million and a pre-tax gain of $6.2 million.

     PCI's outstanding short-term debt totaled $27.8 million at June 30, 1994, a decrease of $98.4 million from the $126.2 million outstanding at December 31, 1993 and a decrease of $86.8 million from the $114.6 million outstanding at June 30, 1993. During the three, six and twelve months ended June 30, 1994, PCI issued $95 million, $210 million and $244 million, respectively, in long-term debt. Debt repayments for the three, six and twelve months ended June 30, 1994 were $22.5 million, $85.1 million and $189.3 million, respectively. During the twelve month period ended June 30, 1994, PCI assumed $22.6 million in debt as a result of the purchase of minority interests and subsequent consolidation of two entities previously accounted for under the equity method. At June 30, 1994, PCI had $190 million available under its Medium-Term Note Program and $295 million of unused short-term bank credit lines.

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

Part II   OTHER INFORMATION
- -------   -----------------
Item 1    LEGAL PROCEEDINGS
- ------    -----------------

     See Part I, Item I, Notes to the Consolidated Financial Statements, (5) Commitments and Contingencies, for information on Personal Injury Asbestos Cases. Also see Part II, Item 5, Base
Rate Proceedings, for information about a Petition for Review filed by the Company with the District of Columbia Court of Appeals, on July 5, 1994, related to the District of Columbia Public Service Commission's rate orders. In addition, see "Environmental Matters," under Part II, Item 5, Other Information, for updated information on pending environmental proceedings.





                              26
Item 5   OTHER INFORMATION
- ------   -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
- ------------------------------------------------

     The Company has, with respect to its utility operations, $90 million in revolving credit agreements with 11 banks and conventional bank line of credit agreements of $305.5 million with 18 banks, all of which were unused during 1994 and 1993.
PCI maintains a minimum 100 percent line of credit back-up for its outstanding commercial paper issuances, all of which were unused during 1994 and 1993.

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

     The Company's operating revenue for periods ended June 30, 1994, includes approximately $5 million associated with the conservation incentive provision of the Company's DSM surcharge tariff. This incentive compensates the Company for achieving specified 1993 energy savings goals.

District of Columbia
- --------------------

     On May 4, 1994, the Commission ruled on the applications for reconsideration of its March 4, 1994 rate order. The Commission's original order authorized the Company to increase its base rates by a total of $25.4 million in two steps: an increase of $23.2 million effective March 16, 1994 and an increase of $2.2 million effective June 5, 1994. The order on reconsideration authorized an additional "step 2" base rate increase of $1.3 million resulting in a total base rate increase of $26.7 million. Of the "step 2" increase, $3 million was contingent on the June 1, 1994 in-service date of the final segment of a 500 kilovolt transmission line which provides links


                              27
in the transmission systems of the Company, Baltimore Gas and Electric Company and Virginia Power. This transmission line segment was placed in service prior to June 1, 1994. The authorized rates are based on a 9.05% rate of return on average rate base, including an 11% return on common stock equity.

     The Commission's initial order approved the Company's proposal for including future changes in purchased capacity costs in fuel adjustment billings. In addition, the Commission reversed its longstanding practice of including Electric Plant Held for Future Use in rate base and ordered the Company to accrue AFUDC on plant held for future use. Furthermore, the Commission authorized an accounting change for postretirement benefit costs consistent with SFAS No. 106 entitled "Employer's Accounting for Postretirement Benefits Other Than Pensions" and adopted a three-year phase-in approach for inclusion of these increased costs in the Company's rates. In June 1994, the Company established a regulatory asset for the increase in post retirement benefit costs of $.6 million on an after tax basis which will be amortized over a three year period.

     The initial order reduced the Company's revenue requirement to reflect 20% of the cumulative effect of a 1992 accounting change related to unbilled revenue applicable to the District of Columbia. The Commission's initial decision to adopt an unbilled revenue adjustment, supplemented by its subsequent decisions in response to the Company's application for reconsideration and motion for clarification, has required the Company to establish in June 1994 a regulatory liability of $2.5 million on an after tax basis which will be amortized in 1995 and 1996.

     The Commission's initial decision rejected the Company's proposed DSM surcharge and, consistent with prior decisions, included $5.3 million in base rates to recognize DSM program costs without provision for lost revenue between rate cases. In addition, the initial decision and subsequent decisions in response to the Company's application for reconsideration and motion for clarification, disallowed the recovery of 25% of test period DSM program expenditures which required the Company to write off $2.2 million on an after tax basis in June 1994. In its order on reconsideration, the Commission stated that in the future the appropriate forum for consideration of DSM cost recovery would be during the Company's least-cost resource planning cases, which the Company files on a two-year cycle. Under this new process, DSM program approval and cost recovery will be linked together in one proceeding. Subsequent to the test period in the case, the Company has expended approximately $31 million on conservation in the District of Columbia.

     On July 5, 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's orders in Formal Case No. 929.

                              28
Federal - Wholesale
- -------------------

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

Federal - Interchange and Purchased Energy
- ------------------------------------------

     The Company's generating and transmission facilities are interconnected with the other members of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) and other utilities. The pricing of most PJM internal economy energy transactions is based upon "split savings" so that the price of such energy is halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy.

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

     Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. The monthly capacity commitment under this agreement, excluding an allocation of fixed operating and maintenance cost, was $12,380 per megawatt through 1993, $18,060 per megawatt effective 1994 through 1998 and $25,620 per megawatt from 1999 through 2005. In addition, effective June 1, 1994 through May 31, 1995, the Company is purchasing, at a total cost of $3 million, 147 megawatts of capacity from Pennsylvania Power & Light Company.






                              29
PEAK LOAD, SALES, LEAST-COST RESOURCE PLAN, AND
- -----------------------------------------------
  CONSTRUCTION AND GENERATING CAPACITY
  ------------------------------------

Peak Load and Sales Data
- ------------------------

     Kilowatt-hour sales for the three, six and twelve month periods ended June 30, 1994, increased 1.7%, 3.5% and 4.7%, respectively, as compared to sales for the corresponding periods ended June 30, 1993. The increases in sales reflect higher customer usage due to the impact of weather extremes: record-breaking low temperatures in January 1994; and warmer weather in July and August 1993 and in June 1994 as compared to weather for the corresponding prior periods. Cooling degree hours for the quarter were 57% above the corresponding period in 1993, and were 53% above the 20-year average weather for this period. Customer usage in the month of June 1994 increased 154,000 megawatt-hours or 6.7% as compared to June 1993. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     Through July 22, 1994, the 1994 summer peak demand was 5,660 megawatts. The 1993 summer peak demand was 5,754 megawatts and the all-time summer peak demand of 5,769 megawatts occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,723 megawatts. To meet the 1994 summer peak demand, the Company also had 256 megawatts available from its dispatchable energy use management program. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing emphasis on conservation and energy use management programs and anticipated service area growth trends. The all-time winter peak demand of 5,010 megawatts was established in January 1994 compared with the previous winter peak demand of 4,511 megawatts which occurred in December 1989.

1994 Least-Cost Resource Plan
- -----------------------------

     The Company's 1994 energy plan, which was filed with regulators on June 30, 1994, is an integrated least-cost resource plan. As part of the 1994 planning process, the Company has reassessed each of its existing conservation programs. To reduce the near-term upward pressure on prices and total customer bills, the Company proposes to narrow its current offering of DSM programs to those with the strongest cost benefit results.



                              30
     The effect of this plan on the 1994 to 1998 period is a further reduction of the construction budget by approximately
$145 million accompanied by a reduction in the conservation expenditure budget of approximately $121 million.

     Conservation
     ------------

     The Company's conservation and energy use management (EUM) programs are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. The Company offers an extensive array of comprehensive conservation programs for its customers in the District of Columbia and Maryland.

     The Company recovers the cost of its conservation programs in its Maryland jurisdiction through a rate surcharge which permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. The cost recovery mechanism also allows the Company to earn a performance bonus for reaching or exceeding established goals. The surcharge is adjusted periodically to reflect the Company's conservation commitment. The District of Columbia Public Service Commission has established a framework for earning a return on approved conservation investments, and incentives for achieving demand side management goals.

     During the next five years, the Company plans to expend an estimated $250 million on conservation programs to encourage the efficient use of electric energy and to reduce the need to build new generating facilities. This represents a reduction of approximately $121 million from amounts previously planned.
Other expenditures in connection with EUM programs are recovered through the fuel adjustment clause, inclusion of plant investment in rate base, and as operating expenses. It is estimated that peak load reductions of approximately 390 megawatts have been achieved to date from conservation and EUM programs and that additional peak load reductions of more than 435 megawatts will be achieved in the next five years.

    Construction and Generating Capacity
    ------------------------------------

    The Company's construction expenditures, excluding AFUDC, are projected to total $1.1 billion for the five-year period 1994 through 1998 which includes $174 million of estimated Clean Air Act (CAA) expenditures. Making use of the flexibilities in its long-term construction plan, the Company reduced projected expenditures for the five years 1994 through 1998 by an additional $145 million, bringing the total reduction to $460


                              31
million from amounts previously planned. The construction reductions and deferrals were associated with lower rates of projected growth in usage of electricity resulting in large part from implementing economical conservation programs. The Company plans to finance its construction program through funds provided by operations and external financing.

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

     The Company has developed cost-effective plans for complying with the CAA which require the reduction of sulfur dioxide and nitrogen oxides emissions in two phases to achieve prescribed standards. The Company anticipates capital expenditures totaling $174 million over the next five years and has received regulatory approval in Maryland and the District of Columbia for its plans for compliance with Phase I requirements of the CAA and for inclusion of the costs of compliance in its ratemaking cost of service. The Company has also received approval for inclusion of sulfur dioxide allowance expenses in its fuel adjustment clause.

     The Company's agreement for a project with Panda Energy Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland, is currently before the Maryland Public Service Commission for issuance of a certificate of convenience and necessity. In addition, a 40-megawatt resource recovery facility with which the Company has a contract is now under construction in Montgomery County, Maryland. These nonutility generation projects are expected to begin operating in 1996. In 2004, the Company plans to complete the first combined-cycle unit at its Station H facility in Dickerson, Maryland, by adding a steam cycle to the two combustion turbine units installed in 1992 and 1993. The Company currently projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet customers' needs beyond the year 2000.





                              32
ENVIRONMENTAL MATTERS
- ---------------------

     The following is an update to the Environmental Matters discussion in the Company's 1993 Form 10-K.

Water Quality
- -------------

     The Maryland Department of the Environment (MDE) promulgated regulations effective April 16, 1990 that, among other things, set numeric criteria for toxic substances in surface waters. These regulations are applicable to the Company's Chalk Point, Morgantown and Dickerson generating stations. None of the numeric criteria have been incorporated into the National Pollutant Discharge Elimination System permits for these stations at this time. While it is not known whether the criteria will be included in the Company's permits in the future, or, if included, what the economic impact will be, it was preliminarily estimated that if the regulations were interpreted in the manner most detrimental, the Company could incur capital costs of as much as $810 million and annual operating and maintenance expenses of $224 million in order to comply with these regulations. The Company, in conjunction with other utilities, industrial companies, and the Maryland Chamber of Commerce, filed a suit in May 1990 in the Circuit Court for Baltimore City that challenges the validity of the regulations. The parties reached settlement of the suit contingent upon the outcome of subsequent rulemaking proceedings. Revised regulations were adopted on May 6, 1993 in accordance with the settlement agreement. U.S. Environmental Protection Agency (EPA) has approved the revised regulations and the Company has executed and MDE has filed a joint motion to dismiss this suit.

Toxic Substances
- ---------------

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


                              33
Investigation/Feasibility Study (RI/FS) is in progress. Pursuant to an agreement among the participating PRPs, the Company is responsible for 12% of the costs of the RI/FS. It is currently estimated that the PRPs' cost of compliance with the ACO, including the RI/FS and legal fees, will be approximately $6.5 million. The Company has paid $601,000 as of June 30, 1994. On June 1, 1994 a draft RI/FS was submitted to the EPA for its review. The draft includes a number of possible remedies, the estimated costs of which range from $2 million to $70 million. While a remedy near the lower end of the range is possible, the Company cannot predict what remedy may be acceptable to the EPA. The final RI/FS is due September 30, 1994. The Company cannot estimate the extent of the EPA's administrative and oversight costs.

SELECTED NONUTILITY SUBSIDIARIES FINANCIAL INFORMATION
- ------------------------------------------------------

     Selected (unaudited) financial information of the Company's principal consolidated nonutility subsidiary, Potomac Capital Investment Corporation (PCI) and its subsidiaries, is presented below. The Company's equity investment in PCI, which was reduced by a $15 million dividend in January 1994, and a $14 million dividend in February 1993, was $266.5 million and $287.3 million at June 30, 1994 and 1993, respectively.




























Consolidated Statements of Earnings:
- -----------------------------------



                                     Three                 Six                Twelve
                                  Months Ended         Months Ended        Months Ended
                                    June 30,             June 30,            June 30,
                               -------------------  ------------------  ------------------
                                 1994        1993     1994      1993      1994      1993
                               --------   --------  --------  --------  --------  --------

                                                 (Thousands of Dollars)
Income
  Leasing activities           $ 23,886   $ 23,284  $ 48,426  $ 43,659  $118,993  $104,263
  Marketable securities           8,902      9,841    17,261    18,700    36,978    41,642
  Other                           1,254     (6,280)    1,364    (4,197)   (7,741)   (3,499)
                               --------   --------  --------  --------  --------  --------
                                 34,042     26,845    67,051    58,162   148,230   142,406
                               --------   --------  --------  --------  --------  --------

Expenses
  Interest                       20,313     19,549    40,813    38,270    80,404    79,920
  Administrative and general      2,494      4,733     5,004     7,099    12,546    11,007
  Depreciation and
    operating                    27,274     30,242    38,126    40,625    64,318    59,621
  Income tax credit             (16,176)   (46,901)  (19,234)  (49,311)  (15,001)  (46,660)
                               --------   --------  --------  --------  --------  --------
                                 33,905      7,623    64,709    36,683   142,267   103,888
                               --------   --------  --------  --------  --------  --------

Net earnings from
  nonutility subsidiary        $    137   $ 19,222  $  2,342  $ 21,479  $  5,963  $ 38,518
                               ========   ========  ========  ========  ========  ========

Per share contribution to
  earnings of the Company          $  -       $.17      $.02      $.19      $.05      $.34
                                   ====       ====      ====      ====      ====      ====


















STATISTICAL DATA
- ----------------

                                             Three Months Ended                  Twelve Months Ended
                                                  June 30,                             June 30,
                                      ---------------------------------    -------------------------------------
                                        1994       1993        % Change       1994         1993         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $125,490   $109,142         15.0     $  538,452   $  451,567         19.2
    General Service                    208,926    194,614          7.4        776,553      721,721          7.6
    Large Power Service                 86,069     78,648          9.4        309,840      291,310          6.4
    Street Lighting                      3,272      3,061          6.9         13,914       13,031          6.8
    Rapid Transit                        6,930      5,910         17.3         26,035       23,411         11.2
    Wholesale                           26,246     23,440         12.0        116,383       99,888         16.5
                                      --------   --------                  ----------   ----------
      System                          $456,933   $414,815         10.2     $1,781,177   $1,600,928         11.3
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,421      1,363          4.3          6,935        6,321          9.7
    General Service                      2,669      2,661          0.3         10,974       10,648          3.1
    Large Power Service                  1,335      1,335            -          5,250        5,229          0.4
    Street Lighting                         34         34            -            163          164         (0.6)
    Rapid Transit                           97         91          6.6            388          366          6.0
    Wholesale                              523        495          5.7          2,414        2,217          8.9
                                      --------   --------                  ----------   ----------
      System                             6,079      5,979          1.7         26,124       24,945          4.7
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               7.52       6.94                        6.82         6.42
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,754        5,546
    Winter                                   -          -                       5,010        4,368

  Net Generation
  --------------
  (Millions of KWH)                      4,983      4,431                      20,453       19,007

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                80         90                          72           85
    Oil (%)                                 17          9                          25           12
    Gas (%)                                  3          1                           3            3

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.91      $1.81                       $2.00        $1.85

  Weather Data
  ------------
    Heating Degree Days                    267        342                       4,339        4,259
    20 Year Average                        326                                  3,939
    Cooling Degree Hours                 3,924      2,500                      14,674        8,185
    20 Year Average                      2,557                                 10,871

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

              None.



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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By /s/     D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President,
                                  Finance and Accounting



July 29, 1994
- -------------
    DATE







Exhibit 11         Computations of Earnings Per Common Share <F1>
- ----------         ------------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended June 30, 1994 and the twelve months ended December 31, 1993 and 1992:


                                             June 30,      December 31,    December 31,
                                               1994            1993            1992
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          117,249,164     115,639,668     112,389,698
                                           ============    ============    ============

Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                117,249,164     115,639,668     112,389,698

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          50,321          51,967          57,542

    Conversion of 7% Convertible
      Debentures                              2,533,279       2,546,858       2,603,912

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       1,130,833
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 123,225,264     121,630,993     116,181,985
                                           ============    ============    ============

Earnings applicable to common
  stock, before cumulative effect
  of accounting change                     $213,912,000    $225,324,000    $186,368,000

Cumulative effect of accounting
  change, net of income taxes                         -               -      16,022,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  as reported                               213,912,000     225,324,000     202,390,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              20,000          22,000          24,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,539,000       6,548,000       4,303,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  including cumulative effect of
  accounting change and assuming
  conversion of convertible securities     $220,471,000    $231,894,000    $206,717,000
                                           ============    ============    ============

Primary earnings per common share
  Before cumulative effect                        $1.82           $1.95           $1.66
  Cumulative effect                                   -               -            0.14
                                                  -----           -----           -----
    Total                                         $1.82           $1.95           $1.80
                                                  =====           =====           =====

Fully diluted earnings per common share
  Before cumulative effect                        $1.79           $1.91           $1.64
  Cumulative effect                                   -               -            0.14
                                                  -----           -----           -----
    Total                                         $1.79           $1.91           $1.78
                                                  =====           =====           =====

<F1>  This calculation is submitted in accordance with Regulation S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB No. 15 because it results in dilution of less than 3%.

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 1994 and for each of the preceding five years on the basis of parent company operations only, are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                               Ended     -----------------------------------------------------
                                              June 30,
                                                1994       1993       1992       1991       1990       1989
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $224,256   $216,478   $172,599   $186,813   $165,199   $183,487
Taxes based on income                          119,274    107,223     76,965     80,988     70,962     92,593
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         343,530    323,701    249,564    267,801    236,161    276,080
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             138,415    141,393    138,097    138,512    127,386    113,305
  Interest factor in rentals                     6,033      5,859      6,140      5,690      4,237      4,338
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            144,448    147,252    144,237    144,202    131,623    117,643
                                              --------   --------   --------   --------   --------   --------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $487,978   $470,953   $393,801   $412,003   $367,784   $393,723
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         3.38       3.20       2.73       2.86       2.79       3.35
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,307    $16,255    $14,392    $12,298    $10,598     $9,235
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.53       1.50       1.45       1.43       1.43       1.50
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $24,950    $24,383    $20,868    $17,586    $15,155    $13,853
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $169,398   $171,635   $165,105   $161,788   $146,778   $131,496
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.88       2.74       2.39       2.55       2.51       2.99
                                                  ====       ====       ====       ====       ====       ====

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 1994 and for each of the preceding five years on a fully consolidated basis are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                               Ended     -----------------------------------------------------
                                              June 30,
                                                1994       1993       1992       1991       1990       1989
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $230,219   $241,579   $200,760   $210,164   $170,234   $214,587
Taxes based on income                          104,271     62,145     79,481     80,737     63,360     99,766
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         334,490    303,724    280,241    290,901    233,594    314,353
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             220,536    221,312    226,453    225,323    199,469    165,709
  Interest factor in rentals                     9,446      9,257      6,599      6,080      4,559      4,705
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            229,982    230,569    233,052    231,403    204,028    170,414
                                              --------   --------   --------   --------   --------   --------

Nonutility subsidiary capitalized interest      (1,717)    (2,059)    (2,200)    (6,542)         -          -
                                              --------   --------   --------   --------   --------   --------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $562,755   $532,234   $511,093   $515,762   $437,622   $484,767
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         2.45       2.31       2.19       2.23       2.14       2.84
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,307    $16,255    $14,392    $12,298    $10,598     $9,235
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.45       1.26       1.40       1.38       1.37       1.46
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $23,645    $20,481    $20,149    $16,971    $14,519    $13,483
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $253,627   $251,050   $253,201   $248,374   $218,547   $183,897
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.22       2.12       2.02       2.08       2.00       2.64
                                                  ====       ====       ====       ====       ====       ====

                                                    Exhibit 15




July 29, 1994






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated July 29, 1994 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Form S-8 filed on
September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-50377) on Form S-3 filed on February 26, 1993, and September 23, 1993, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,


/s/ Price Waterhouse
Price Waterhouse
Washington, D.C.















