Form 10-Q
period 1994-09-30
POTOMAC ELECTRIC POWER CO
filed 1994-10-28
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                September 30, 1994
                                 ------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding at September 30, 1994
- ----------------------------   ---------------------------------
 Common Stock, $1 par value                 118,147,495
                               TABLE OF CONTENTS



PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..   2
    Consolidated Balance Sheets..............................   3
    Consolidated Statements of Cash Flows....................   4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........   5
      (2) Income Taxes.......................................   8
      (3) Capitalization.....................................  11
      (4) Marketable Securities..............................  15
      (5) Commitments and Contingencies......................  16

  Report of Independent Accountants on Review of Interim
    Financial Information....................................  20

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Results of Operations..................................  21
      Capital Resources and Liquidity........................  24
    Nonutility Subsidiary
      Results of Operations..................................  26
      Capital Resources and Liquidity........................  28


PART II - Other Information

  Item 1 - Legal Proceedings.................................  29
  Item 5 - Other Information
    Other Financing Arrangements.............................  29
    Base Rate Proceedings....................................  29
    Peak Load, Sales, Conservation, and
      Construction and Generating Capacity...................  33
    Environmental Matters....................................  35
    Selected Nonutility Subsidiaries Financial Information...  36
    Statistical Data.........................................  38
  Item 6 - Exhibits and Reports on Form 8-K..................  39
  Signatures.................................................  39
  Computation of Earnings Per Common Share...................  40
  Computation of Ratios - Parent Company Only................  41
  Computation of Ratios - Fully Consolidated.................  42
  Independent Accountants Awareness Letter...................  43





                              1

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
- ------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and Retained Income
                                                           (Unaudited)
                                     -------------------------------------------------------


                                                      Three Months Ended       Nine Months Ended           Twelve Months Ended
                                                         September 30,           September 30,                September 30,
                                                     --------------------     ----------------------     ----------------------
                                                        1994       1993           1994        1993           1994        1993
                                                     ---------  ---------     ----------  ----------     ---------- -----------
                                                                             (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 603,073  $ 608,841     $1,432,601  $1,353,627     $1,775,409  $1,666,678
  Other electric revenue                                 1,950      1,699          5,763       4,301          7,469       6,251
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Revenue                            605,023    610,540      1,438,364   1,357,928      1,782,878   1,672,929
  Interchange deliveries                                 2,453      3,721         29,607      15,481         36,890      31,925
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Revenue                                      607,476    614,261      1,467,971   1,373,409      1,819,768   1,704,854
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Expenses
  Fuel                                                  90,916     98,116        307,907     268,716        393,473     353,238
  Purchased energy                                      63,820     60,435        135,719     134,342        174,833     169,087
  Capacity purchase payments                            33,024     23,584         97,422      71,779        121,931      95,183
  Other operation                                       51,531     50,384        150,575     148,583        209,806     202,135
  Maintenance                                           21,066     21,831         66,604      65,155         95,117      87,784
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operation and Maintenance                    260,357    254,350        758,227     688,575        995,160     907,427
  Depreciation and amortization                         47,576     41,802        133,066     121,188        175,485     159,506
  Income taxes                                          77,603     85,065        121,800     112,502        119,474     109,453
  Other taxes                                           61,484     61,089        160,074     155,670        205,656     200,261
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Expenses                           447,020    442,306      1,173,167   1,077,935      1,495,775   1,376,647
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Income                                       160,456    171,955        294,804     295,474        323,993     328,207
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Other Income
  Nonutility Subsidiary
    Income                                              35,552     40,696        102,603      98,858        143,086     147,974
    Expenses, including interest
      and income taxes                                 (30,952)   (41,157)       (95,661)    (77,840)      (132,061)   (113,960)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net earnings (loss) from nonutility
        subsidiary                                       4,600       (461)         6,942      21,018         11,025      34,014
  Allowance for other funds
    used during construction                             1,309      3,006          7,315      10,315         10,242      16,447
  Other, net                                             2,145      4,004            627       7,881          2,966       8,846
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Other Income                                   8,054      6,549         14,884      39,214         24,233      59,307
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Income Before Utility Interest Charges                 168,510    178,504        309,688     334,688        348,226     387,514
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        32,269     34,966         95,107     103,793        126,806     138,135
  Other                                                  2,975      1,091          8,638       3,743         10,796       4,311
  Allowance for borrowed funds
    used during construction                            (1,436)    (2,224)        (7,466)     (7,585)        (9,626)    (10,418)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net Utility Interest Charges                      33,808     33,833         96,279      99,951        127,976     132,028
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Net Income                                             134,702    144,671        213,409     234,737        220,250     255,486
Dividends on Preferred Stock                             4,126      4,040         12,341      12,201         16,394      16,310
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Earnings for Common Stock                              130,576    140,631        201,068     222,536        203,856     239,176

Retained Income at Beginning of Period                 800,385    791,862        839,433     802,774        884,768     831,842
Dividends on Common Stock                              (48,956)   (47,725)      (146,758)   (141,714)      (194,881)   (187,228)
Subsidiary Marketable Securities Net
  Unrealized (Loss) Gain, Net of Tax                    (4,250)         -        (15,988)      1,172        (15,988)        978
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Retained Income at End of Period                     $ 877,755  $ 884,768     $  877,755  $  884,768     $  877,755  $  884,768
                                                     =========  =========     ==========  ==========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,048    115,898        117,957     115,081        117,791     114,763
Earnings Per Common Share                                $1.11      $1.21          $1.70       $1.93          $1.73       $2.08
Cash Dividends Per Common Share                         $0.415     $0.410         $1.245      $1.230         $1.655      $1.630
Book Value Per Share                                                                                         $16.93      $16.90
Dividend Payout Ratio                                                                                          95.7%       78.4%
Effective Federal Income Tax Rate                                                                              25.5%       17.8%





                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                   (Unaudited at September 30, 1994 and 1993)
                                   ------------------------------------------


                                                                September 30,     December 31,     September 30,
                  ASSETS                                            1994              1993             1993
                  ------                                        -------------    -------------     -------------
                                                                          (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   5,526,960    $   5,252,736     $   5,198,820
  Construction work in progress                                       318,362          373,665           337,442
  Electric plant held for future use                                   17,831           33,644            34,836
  Nonoperating property                                                 7,542            5,096             3,722
                                                                -------------    -------------     -------------
                                                                    5,870,695        5,665,141         5,574,820
  Accumulated depreciation                                         (1,615,037)      (1,533,999)       (1,511,256)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,255,658        4,131,142         4,063,564
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                             1,853            7,439             3,472
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2,620, $2,748
    and $3,010                                                        159,894          100,973           173,598
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     26,836           53,454           202,577
  Accrued unbilled revenue                                            105,940           71,497           105,296
  Prepaid taxes                                                        48,400           30,531            30,248
  Other prepaid expenses                                               11,391            6,053             8,610
  Material and supplies - at average cost
    Fuel                                                               71,467           61,973            69,627
    Construction and maintenance                                       72,647           70,262            75,711
                                                                -------------    -------------     -------------
      Total Current Assets                                            498,428          402,182           669,139
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  250,270          233,431           226,670
  Conservation costs, net                                             143,162           87,328            66,842
  Other                                                               157,106          146,245           178,786
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          550,538          467,004           472,298
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                             8,980            2,625            35,409
  Marketable securities                                               480,123          466,153           464,939
  Investment in finance leases                                        414,525          358,524           360,880
  Operating lease equipment, net of accumulated
    depreciation of $108,778, $85,302 and $77,883                     544,134          565,443           547,550
  Receivables                                                          76,518           84,726            75,063
  Other investments                                                   153,479          163,911           141,125
  Other assets                                                         19,023           23,750            24,596
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,696,782        1,665,132         1,649,562
                                                                -------------    -------------     -------------
      Total Assets                                              $   7,001,406    $   6,665,460     $   6,854,563
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization
  Common stock                                                  $     118,147    $     117,798     $     116,808
  Other common equity                                               1,882,517        1,837,411         1,857,150
  Serial preferred stock                                              125,414          125,442           125,448
  Redeemable serial preferred stock                                   145,063          147,000           147,000
  Long-term debt                                                    1,768,296        1,589,621         1,648,182
                                                                -------------    -------------     -------------
      Total Capitalization                                          4,039,437        3,817,272         3,894,588
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                     17,000           17,977           296,610
  Short-term debt                                                     232,675          294,615            77,800
  Accounts payable and accrued expenses                               228,831          174,842           250,740
  Other                                                               113,420          103,633           102,464
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       591,926          591,067           727,614
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        831,063          780,723           770,764
  Investment tax credits                                               69,169           71,906            72,773
  Other                                                                29,703           28,916            27,683
                                                                -------------    -------------     -------------
      Total Deferred Credits                                          929,935          881,545           871,220
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                    1,132,170        1,027,705         1,116,345
  Short-term notes payable                                             94,590          126,250            13,300
  Deferred taxes and other                                            213,348          221,621           231,496
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,440,108        1,375,576         1,361,141
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   7,001,406    $   6,665,460     $   6,854,563
                                                                =============    =============     =============

                                                     3

                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                       Nine Months Ended         Twelve Months Ended
                                                                         September 30,              September 30,
                                                                     -----------------------   -----------------------
                                                                       1994          1993        1994          1993
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $ 206,467     $ 213,719   $ 209,225     $ 221,472
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      133,066       121,188     175,485       159,506
    Deferred income taxes and investment tax credits                    33,790        24,925      36,575        35,980
    Allowance for funds used during construction                       (14,781)      (17,900)    (19,868)      (26,865)
    Changes in materials and supplies                                  (11,879)       31,406       1,224        29,334
    Changes in accounts receivable and accrued unbilled revenue        (66,746)     (117,634)     15,489       (33,404)
    Changes in accounts payable                                          8,273         7,423         409       (15,893)
    Changes in other current assets and liabilities                     28,548        71,126     (36,708)       33,011
    Changes in deferred conservation costs                             (69,166)      (36,966)    (91,840)      (47,296)
    Net other operating activities                                     (11,212)      (66,556)     16,670       (59,913)
  Nonutility subsidiary:
    Net earnings                                                         6,942        21,018      11,025        34,014
    Deferred income taxes                                                1,366       (39,358)      7,910       (48,929)
    Changes in other assets and net other operating activities          38,803        72,201      23,844        62,758
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                     283,471       284,592     349,440       343,775
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                              (234,831)     (235,022)   (322,761)     (342,037)
  Allowance for funds used during construction                          14,781        17,900      19,868        26,865
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                              (220,050)     (217,122)   (302,893)     (315,172)
  Nonutility subsidiary:
    Purchase of marketable securities                                 (119,077)     (177,694)   (195,596)     (261,935)
    Proceeds from sale or redemption of marketable securities           80,263       117,243     157,315       190,970
    Investment in leased equipment                                     (64,182)      (30,466)    (66,076)      (31,575)
    Proceeds from sale or disposition of leased equipment                1,150       120,529       1,150       164,621
    Purchase of other investments                                       (6,785)       (9,833)    (41,580)      (11,765)
    Proceeds from sale or distribution of other investments             15,425             -      15,080           461
    Investment in promissory notes                                         (79)       (1,563)       (144)       (1,563)
    Proceeds from promissory notes                                       3,560         2,406       4,167        15,420
                                                                     ---------     ---------   ---------     ---------
Net Cash Used by Investing Activities                                 (309,775)     (196,500)   (428,577)     (250,538)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                           (146,758)     (141,714)   (194,881)     (187,228)
  Dividends on preferred stock                                         (12,341)      (12,201)    (16,394)      (16,310)
  Issuance of common stock                                               7,447        68,857      34,592        82,875
  Redemption of preferred stock                                         (2,547)       (1,500)     (2,547)       (1,550)
  Issuance of long-term debt                                           302,999       348,453     475,810       348,453
  Reacquisition and retirement of long-term debt                      (127,392)     (288,448)   (467,392)     (324,448)
  Short-term debt, net                                                 (61,940)       16,200     154,875        57,800
  Other financing activities                                            (5,199)      (15,163)    (16,233)      (16,664)
  Nonutility subsidiary:
    Issuance of long-term debt                                         239,750       363,653     239,750       399,720
    Repayment of long-term debt                                       (135,286)     (144,582)   (237,781)     (316,257)
    Short-term debt, net                                               (31,660)     (250,215)     81,290      (164,170)
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used By) Financing Activities                            27,073       (56,660)     51,089      (137,779)
                                                                     ---------     ---------   ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                       769        31,432     (28,048)      (44,542)
Cash and Cash Equivalents at Beginning of Period                        10,064         7,449      38,881        83,423
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  10,833     $  38,881   $  10,833     $  38,881
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $75,119, $70,202, $81,473 and $79,057)               $ 170,093     $ 173,092   $ 203,958     $ 209,786
  Income taxes                                                       $  15,277     $  21,074   $  61,944     $  68,686
Nonutility subsidiary noncash transactions:
  Promissory note received in exchange for equipment                 $       -     $       -   $       -     $  10,000
  Consolidation of majority-owned subsidiaries                       $       -     $  11,320   $  24,000     $  11,320



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

     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rate was approximately 7.7% compounded semiannually for the nine months ended September 30, 1994, and approximately 8.7% and 9.1% in 1993 and 1992, respectively.

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


(2) INCOME TAXES
- ----------------
Provision for Income Taxes Charged to Continuing Operations
- -----------------------------------------------------------



                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                             --------------------------      --------------------------
                                                                 1994           1993             1994           1993
                                                             -----------    -----------      -----------    -----------
                                                                               (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $    56,543    $    60,619      $    74,121    $    77,105
  State and local                                                  7,915          9,209           10,249         10,958
                                                             -----------    -----------      -----------    -----------
Total utility current tax expense                                 64,458         69,828           84,370         88,063
                                                             -----------    -----------      -----------    -----------
Utility deferred tax expense
  Federal                                                         12,275         13,870           31,604         23,163
  State and local                                                  1,723          1,591            4,923          4,364
  Investment tax credits                                            (912)          (867)          (2,737)        (2,602)
                                                             -----------    -----------      -----------    -----------
Total utility deferred tax expense                                13,086         14,594           33,790         24,925
                                                             -----------    -----------      -----------    -----------

Total utility income tax expense                                  77,544         84,422          118,160        112,988
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary current tax expense
  Federal                                                        (18,730)        (3,132)         (22,416)        (4,026)
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary deferred tax expense
  Federal                                                         17,135          8,228            2,456        (38,842)
  State and local                                                   (222)           482           (1,091)          (865)
                                                             -----------    -----------      -----------    -----------
Total nonutility subsidiary deferred tax expense                  16,913          8,710            1,365        (39,707)
                                                             -----------    -----------      -----------    -----------

Total nonutility subsidiary income tax expense                    (1,817)         5,578          (21,051)       (43,733)
                                                             -----------    -----------      -----------    -----------

Total consolidated income tax expense                             75,727         90,000           97,109         69,255
Income taxes included in other income                             (1,876)         4,935          (24,691)       (43,247)
                                                             -----------    -----------      -----------    -----------
Income taxes included in utility operating expenses          $    77,603    $    85,065      $   121,800    $   112,502
                                                             ===========    ===========      ===========    ===========



Reconciliation of Consolidated Income Tax Expense
- -------------------------------------------------



                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                             --------------------------      --------------------------
                                                                 1994           1993             1994           1993
                                                             -----------    -----------      -----------    -----------
                                                                               (Thousands of Dollars)
Income before income taxes                                   $   210,429    $   234,671      $   310,518    $   303,992
                                                             ===========    ===========      ===========    ===========

Utility income tax at federal
  statutory rate                                             $    72,676    $    80,344      $   113,619    $   114,348
    Increases (decreases) resulting from
      Depreciation                                                 1,941          1,725            5,690          4,881
      Removal costs                                                 (966)          (950)          (3,296)        (2,778)
      Allowance for funds used during
        construction                                                (264)        (1,052)          (2,002)        (3,610)
      Other                                                       (1,196)        (2,391)          (3,018)        (5,008)
      State income taxes, net of federal effect                    6,265          7,020            9,904          9,959
      Tax Credits                                                   (912)          (867)          (2,737)        (2,602)
      Cumulative effect of tax rate change                             -            593                -         (2,202)
                                                             -----------    -----------      -----------    -----------
Total utility income tax expense                                  77,544         84,422          118,160        112,988
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary income tax at federal
  statutory rate                                                     974          1,791           (4,938)        (7,950)
    Increases (decreases) resulting from
      Dividends received deduction                                (2,120)        (1,711)          (6,269)        (5,651)
      Reversal of previously accrued deferred taxes                    -         (1,025)          (6,547)       (35,883)
      Other                                                         (449)          (384)          (2,206)          (281)
      State income taxes, net of federal effect                     (222)           313           (1,091)          (562)
      Cumulative effect of tax rate change                             -          6,594                -          6,594
                                                             -----------    -----------      -----------    -----------
Total nonutility subsidiary income tax expense                    (1,817)         5,578          (21,051)       (43,733)
                                                             -----------    -----------      -----------    -----------

Total consolidated income tax expense                             75,727         90,000           97,109         69,255
Income taxes included in other income                             (1,876)         4,935          (24,691)       (43,247)
                                                             -----------    -----------      -----------    -----------
Income taxes included in utility operating expenses          $    77,603    $    85,065      $   121,800    $   112,502
                                                             ===========    ===========      ===========    ===========



Components of Consolidated Deferred Tax Liabilities (Assets)
- ------------------------------------------------------------



                                                                    September 30,
                                                             --------------------------
                                                                 1994           1993
                                                             -----------    -----------
                                                               (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $   716,282    $   664,440
  Rapid amortization of certified pollution
    control facilities                                            29,171         38,781
  Deferred taxes on amounts to be collected
    through future rates                                          95,053         86,215
  Property taxes                                                  10,709         10,043
  Deferred fuel                                                    4,768          2,926
  Prepayment premium on debt retirement                           12,427          9,659
  Deferred ITC                                                   (26,268)       (27,680)
  Contributions in aid of construction                           (23,826)       (22,538)
  Other                                                           24,068         16,758
                                                             -----------    -----------
Total utility deferred tax liabilities (net)                     842,384        778,604
Current portion of utility deferred tax liabilities
  (included in Other current liabilities)                         11,321          7,840
                                                             -----------    -----------
Total utility deferred tax liabilities (net) - noncurrent    $   831,063    $   770,764
                                                             ===========    ===========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $   126,738    $   128,194
  Operating lease depreciation                                   114,687        102,076
  Reversal of previously accrued taxes related
    to partnerships                                              (16,030)       (16,843)
  Alternative minimum tax                                        (75,610)       (67,460)
  Other                                                          (15,399)        (9,912)
                                                             -----------    -----------
Total nonutility subsidiary deferred tax liabilities (net),
  (included in Deferred taxes and other)                     $   134,386    $   136,055
                                                             ===========    ===========










     Pursuant to SFAS No. 109, regulated enterprises recognize regulatory assets and liabilities for income taxes to be recovered from or returned to customers in future rates. Accordingly, as of September 30, 1994, the Company has recorded additional deferred income taxes and a net regulatory asset of $250.3 million. No valuation allowance for deferred tax assets was required or recorded at September 30, 1994. The adoption of SFAS No. 109 increased net income for the nine and twelve months ended September 30, 1993 by approximately $2.8 million which is reflected on the Consolidated Statements of Earnings and Retained Income in "Other, net."

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

(3)  CAPITALIZATION
     --------------

Common Equity
- -------------

     At September 30, 1994, 118,147,495 shares of the Company's
$1 par value Common Stock were outstanding. A total of 200 million shares is authorized.

     As of September 30, 1994, 2,583,222 shares of Common Stock were reserved for issuance under the Shareholder Dividend Reinvestment Plan (DRP). The DRP permits additional cash investments by plan participants limited to one investment per month of not less than $25 and not more than $5,000. Also, as of September 30, 1994, 1,299,867 shares of Common Stock were reserved for issuance under the Employee Savings Plans; and shares reserved for conversion of debentures were 2,771,633 and 3,392,500 for the 7% and 5% Convertible Debentures, respectively.









Serial Preferred, Redeemable Serial Preferred and Preference
- ------------------------------------------------------------
  Stock
  -----

     At September 30, 1994, the Company had outstanding 5,409,537 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,211,044 shares is authorized. At September 30, 1994, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.2 million and $10.3 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series (8,286 shares outstanding at September 30, 1994) is convertible into Common Stock of the Company at $8.51 per share. The estimated fair value of this series, based on quoted market prices was $.9 million and $1.5 million at September 30, 1994 and 1993, respectively.

     At September 30, 1994, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 3.82% ($1.91) for the period September 1, 1994 through November 30, 1994. For the period June 1, 1994 through August 31, 1994, the annual dividend rate was 3.75% ($1.873). The average rate at which dividends were paid during the 12 months ended September 30, 1994 was 3.212% ($1.606). The estimated fair value of this series at September 30, 1994 and 1993, was the carrying value.

     The estimated fair value at September 30, 1994 and 1993, for the remaining Serial Preferred Stock (excluding the Redeemable Serial Preferred Stock) was $51.2 million and $63.6 million, respectively, based on discounted cash flows using current rates of preferred stock with similar terms.

     At September 30, 1994, the Company had outstanding 901,251 shares of $50 par value Redeemable Serial Preferred Stock, the $3.37 (6.74%) Series of 1987. The shares are subject to mandatory redemption beginning June 1993, at par, through the operation of a sinking fund, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 1998 with respect to the Redeemable Serial Preferred Stock are $1.1 million in 1996 and $1.5 million annually thereafter.

    At September 30, 1994, the Company had outstanding one million shares of $50 par value Redeemable Serial Preferred Stock, the $3.89 (7.78%) Series of 1991. The shares are subject to mandatory redemption, at par, through the operation of a


                              12
sinking fund which will redeem not less than 165,000 nor more than 330,000 shares annually, beginning June 1, 2001, and 175,000 shares on June 1, 2006.

    In addition, the Company has issued and outstanding one million shares of $50 par value Redeemable Serial Preferred Stock, the $3.40 (6.80%) Series of 1992. The shares are subject to mandatory redemption, at par, through the operation of a sinking fund which will redeem 50,000 shares annually, beginning September 1, 2002, with the remaining shares redeemed on September 1, 2007.

     The estimated fair value of the Company's Redeemable Serial
Preferred Stock, excluding amounts due within one year, was $140 million and $162 million based on quoted market prices at September 30, 1994 and 1993, respectively.

Long-Term Debt
- --------------

     The Company's long-term debt at September 30, 1994, is summarized below:

                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,283,600
          Convertible Debentures                     183,442
          Notes Payable                              350,000
          Net Unamortized Discount                   (31,746)
          Current Portion                            (17,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,768,296
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $1,132,170
                                                  ==========


     At September 30, 1994, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was approximately $123.6 million. The aggregate amounts of maturities and sinking fund requirements for the Company's long-term debt outstanding as of September 30, 1994 are $17 million in 1994, $44 million in 1995, $31 million in 1996, $156 million in 1997 and $50 million in 1998. At September 30, 1994, long-term debt due within one year consisted of $15 million of 5-1/4% First Mortgage Bonds and $2 million of 5-5/8% First Mortgage Bonds.





                              13
     The estimated fair value of the fixed rate First Mortgage Bonds, excluding amounts due within one year, in the aggregate, was $1.1 billion and $1.2 billion at September 30, 1994 and 1993, respectively. The estimated fair value of the Convertible Debentures, in the aggregate, was $158.6 million and $177.8 million at September 30, 1994 and 1993, respectively. The estimated fair value at September 30, 1994 and 1993, was based on the current market price or for issues with no market price available, was based on discounted cash flows using current rates for bonds with similar terms and remaining maturities. At September 30, 1994, the estimated fair value of the Adjustable Rate series First Mortgage Bonds, based on the current market price was $52.8 million. The carrying value was considered to be the estimated fair value of this bond series at September 30, 1993.

     At September 30, 1994 and 1993, the estimated fair value of the Medium-Term Notes, excluding amounts due within one year, in the aggregate, was $330.9 million and $140.6 million, respectively, based on discounted cash flows using current rates for notes with similar terms and remaining maturities.

Nonutility Subsidiary Long-Term Debt
- ------------------------------------

     Long-term debt at September 30, 1994 consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between October 1994 and November 2003. The interest rates of such borrowings range from 3.69% to 10.10%.
The weighted average effective interest rate was 7.42% at September 30, 1994 and 7.41% at September 30, 1993. Annual aggregate principal repayments on these borrowings are $37.1 million remaining in 1994, $260.5 million in 1995, $173.5 million in 1996, $123.5 million in 1997, $157.3 million in 1998 and $306 million thereafter through 2003. Also included in long-term debt is $74.3 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.

     At September 30, 1994 and 1993, the fair value of long-term debt, including non-recourse debt, was approximately $1.1 billion and $1.2 billion, respectively. These estimates were based on current rates offered to similar companies for debt with similar remaining maturities.










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

                               As of September 30, 1994
                        ---------------------------------------
                                                      Gross
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   -------------
                                 (Thousands of Dollars)

Mandatory redeemable
  preferred stock        $505,687     $480,123      $(25,564)
Equity securities               3            -            (3)
                         --------     --------      --------
  Total                  $505,690     $480,123      $(25,567)
                         ========     ========      ========


                                As of September 30, 1993
                                -------------------------
                                                 Market
                                   Cost          Value
                                ----------     ----------
                                 (Thousands of Dollars)

Mandatory redeemable
  preferred stock                $462,098       $488,808
Debt securities                     2,307            633
Equity securities                     534            213
                                 --------       --------
  Total                          $464,939       $489,654
                                 ========       ========










                              15

     At September 30, 1994, the final contractual maturities (in thousands of dollars) for mandatory redeemable preferred stock were as follows:


     Within one year                 $ 10,308
     One to five years                102,878
     Five to ten years                149,036
     Over ten years                   243,465
                                     --------
                                      505,687
     Less gross unrealized
       losses                         (25,564)
                                     --------
                                     $480,123
                                     ========

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. Gross realized gains and losses are shown below.

                            Three Months          Nine Months
                                Ended                Ended
                         September 30, 1994    September 30, 1994
                         ------------------    ------------------
                                  (Thousands of Dollars)

Gross realized gains     $              560   $            2,863
Gross realized losses                  (127)              (1,542)
Recognized losses                         -                 (598)
                          ------------------   ------------------
  Net gain               $              433   $              723
                          ==================   ==================

      Net recognized gains of $3.1 million and $5.2 million were included in income from marketable securities for the three and nine months ended September 30, 1993, respectively.

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In July 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's decisions in Formal Case No. 929. Oral arguments are scheduled for December 1994. See Part II, Item 5, Base Rate
Proceedings for additional information.







                              16
     In September 1994, the Company announced a Voluntary Severance Program (VSP) to reduce staffing levels. As an incentive to voluntarily sever employment, the VSP offers a severance payment to any full time employee with five or more years of service with the Company, based on two weeks of pay for each year of service, not to exceed 52 weeks of pay. Approximately 4,400 of the Company's employees are eligible to participate in this program. At this time, the Company is unable to predict the number of employees who will choose to participate in the VSP. Actual costs and savings will be known at the end of the voluntary sign-up period, scheduled to occur during the fourth quarter of 1994.

     As discussed in the 1993 Form 10-K and the June 30, 1994 Form 10-Q, in August 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County) in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Cases." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiff's case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the filings, a number of individual suits have been disposed of without any payment by the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court in March 1994 and April 1994, respectively, without any payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position.


                              17

     The Company is participating with certain other potentially responsible parties (PRPs) in a Remedial Investigation/ Feasibility Study (RI/FS) with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the participating PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS, including legal fees, are currently estimated to be $5.6 million. The Company has paid $632,000 as of September 30, 1994. On October 14, 1994 an RI/FS report was submitted to the EPA. A number of possible remedies are included, the estimated costs of which range from $2 million to $90 million. While a remedy near the lower end of the range is possible, the Company cannot predict what remedy may be acceptable to the EPA. In addition, the Company cannot estimate the extent of the EPA's administrative and oversight costs. As of September 30, 1994, the Company has accrued approximately $1.7 million for its share of this contingency.

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *



























                              18
     The information furnished in the accompanying Consolidated Statements of Earnings and Retained Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *


     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 20) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-58810 and 33-50377) and Form S-8 (Registration Nos. 33-36798, 33-53685 and 33-54197) filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.



























                              19

INDEPENDENT ACCOUNTANTS REPORT



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at September 30, 1994 and 1993 and the related consolidated statements of earnings and retained income for the three, nine and twelve month periods then ended and the consolidated statements of cash flows for the nine and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.
October 28, 1994


                              20

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
- ------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
- -------

RESULTS OF OPERATIONS
- ---------------------

TOTAL REVENUE

     Total revenue decreased for the three months ended September 30, 1994, as compared to the corresponding period in 1993. The decrease in revenue from sales of electricity for the three month period reflects a 5.6% decline in kilowatt-hour sales, partially offset by a 6.9% increase in fuel rate revenue and the effects of 1993 base rate increases in Maryland and a 1994 base rate increase in the District of Columbia. Mild weather during the summer billing months of June through October has an adverse effect on revenues. The decline in kilowatt-hour sales reflects decreased customer usage due to below average summer temperatures during August and September 1994 compared to unseasonably warmer weather during the same period in 1993. Cooling degree hours for the three months ended September 30, 1994 were 29.9% below the corresponding period in 1993 and 8.4% below the 20-year average.

     Total revenue increased for the nine and twelve months ended September 30, 1994, as compared to the corresponding periods in 1993. The increases in revenue from sales of electricity for the nine and twelve month periods were primarily attributable to increases in fuel rate revenue for each period, the effects of 1993 base rate increases in Maryland, the 1994 base rate increase in the District of Columbia, and revenue of $5 million associated with the conservation incentive provision of the Company's Demand Side Management (DSM) surcharge tariff. Kilowatt-hour sales were unchanged for the nine months ended September 30, 1994 as compared to the corresponding period in 1993, and up slightly for the twelve months ended September 30, 1994. Kilowatt-hour sales for the nine and twelve months ended September 30, 1994 reflect decreased customer usage due to cooler than average summer temperatures during August and September 1994. Cooling degree hours for the nine and twelve months ended September 30, 1994 were 13.5% and 13.3% below the corresponding periods in 1993, respectively, and 6.2% and 5.5% above the 20-year averages, respectively. Interchange deliveries decreased for the three months and increased for the nine and twelve months ended September 30, 1994, reflecting the amount of energy delivered to the Pennsylvania-New Jersey-Maryland (PJM) Interconnection Association.

                              21
     Rate orders received by the Company during 1994 and 1993 provided for changes in annual base rate revenue as shown in the table below:

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

* See Part II, Item 5, Base Rate Proceedings for additional information.

     On September 30, 1994, the Company filed an application with the Commission requesting an increase of $67 million, or 9%, in annual base rate revenue in the District of Columbia.

     In July 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's March and May 1994 decisions in Formal Case No. 929.
Oral arguments are scheduled for December 1994.  See Part II,
Item 5, Base Rate Proceedings for additional information.

OPERATING EXPENSES

     Fuel and purchased energy decreased for the three months and increased for the nine and twelve months ended September 30, 1994, as compared to the corresponding periods ended September 30, 1993. Fuel expense increased for the nine and twelve months ended September 30, 1994, primarily as the result of increases in net generation of 4.8% and 2.4%, respectively, due to increased customer usage caused by warmer than average weather in June 1994, record-breaking low temperatures in January 1994 and hotter than average summer weather during 1993. The decrease in fuel expense for the three months ended September 30, 1994, reflects an 11.4% decrease in net generation resulting from decreased customer usage of electricity due to cooler than average weather in August and September 1994. The increases in purchased energy for the three, nine and twelve months ended reflect changes in the levels and prices of energy purchased from PJM and other utilities.








                              22
     The unit fuel costs for the comparative periods ended
September 30, were as follows:

                      Three             Nine           Twelve
                   Months Ended     Months Ended    Months Ended
                   ------------     ------------    ------------
                   1994    1993     1994    1993    1994    1993
                   ----    ----     ----    ----    ----    ----
System Average
  Fuel Cost
    per MBTU      $1.89   $1.96    $1.99   $1.88   $1.98   $1.88


     The increases in the system average unit fuel cost for the nine and twelve months ended September 30, 1994 resulted from increased use of major cycling and peaking generation units which burn higher cost fuels. The decrease in the system average unit fuel cost for the three months ended September 30, 1994 was primarily attributable to decreased net generation due to decreased customer usage of electricity. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     For the twelve month periods ended September 30, 1994 and 1993, the Company obtained 73% and 82%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments increased for the three, nine and twelve months ended September 30, 1994, as compared to the corresponding periods in 1993, primarily as the result of a January 1, 1994 increase in the cost of capacity under agreements with Ohio Edison and Allegheny Power System (APS). The cost of capacity increased from $12,380 per megawatt, per month, in effect from 1987 to 1993, to $18,060 per megawatt, per month, plus an allocation of fixed operating and maintenance expenses. In addition, effective June 1, 1994 through May 31, 1995, the Company is purchasing 147 megawatts of capacity from Pennsylvania Power & Light Company at a total cost of $3 million.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the nine and twelve months ended September 30, 1994 as compared to the corresponding periods ended September 30, 1993, and decreased slightly for the three months ended September 30, 1994. The increases for the nine and twelve months ended September 30, 1994 were principally attributable to increased depreciation and amortization expense due to additional investment in property and plant and the amortization of increased amounts of conservation program costs; income taxes; and other taxes, primarily due to changes in the levels of operating revenue. The 8.4% increase in maintenance expense for the twelve months ended September 30, 1994 resulted from increased expenditures for maintenance of production facilities.
                              23
     The Company has worked diligently to contain and reduce costs while maintaining reliable electric service and operating performance. To further reduce future costs, the Company, in September 1994, announced a Voluntary Severance Program (VSP) to reduce staffing levels. These future cost reductions will keep customer rates as low as possible, allow the Company to retain its position as a low-cost producer of electricity and prepare the Company for the more competitive energy marketplace of the future. As an incentive to voluntarily sever employment, the VSP offers a severance payment to any full time employee with five or more years of service with the Company, based on two weeks of pay for each year of service, not to exceed 52 weeks of pay. Approximately 4,400 of the Company's employees are eligible to participate in this program. At this time, the Company is unable to predict the number of employees who will choose to participate in the VSP. Actual costs and savings will be known at the end of the voluntary sign-up period, scheduled to occur during the fourth quarter of 1994.

     See "Legal Proceedings," under Part II, Item 1, Other
Information, for additional information.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $5.9 billion at September 30, 1994, an increase of $205.6 million from the investment at December 31, 1993 and an increase of $295.9 million from the investment at September 30, 1993. Cash invested in property and plant construction, excluding AFUDC, amounted to $220 million for the nine months ended September 30, 1994 and $302.9 million for the twelve months then ended.

     See Part I, Item I, Notes to Consolidated Financial
Statements, (3) Capitalization for information with respect to financing activity.

     At September 30, 1994, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemptions due within one year, and nonutility subsidiary debt, consisted of 43.8% long-term debt, 3.1% serial preferred stock, 3.6% redeemable serial preferred stock and 49.5% common equity.









                              24
     On October 27, 1994, the Board of Directors declared a quarterly Common Stock dividend of 41-1/2 cents per share, payable December 30, 1994. The Company is strongly committed to maintaining this dividend rate, which was most recently increased in January 1994. Approximately 80% of the Company is owned by individual investors for whom dividend continuity is a vital concern. The Company ranks favorably in customer price comparisons and other barometers of competitive position, including the absence of industrial customers and the stability of its service area. The Company estimates that its cash flow will continue to strengthen and does not anticipate any events or conditions that would cause it to consider a dividend reduction.

     Cash from utility operations, after dividends, was $77.3 million for the nine months ended September 30, 1994 and $95.4 million for the twelve months then ended as compared with $76.8 million and $92.4 million, respectively, for the same periods ended September 30, 1993.

     In September 1994, the Company filed for an increase in the Maryland fuel rate. The proposed Fuel Billing Rate includes an adjustment for a deferred fuel amortization charge which is designed to recover, over a twelve month period, approximately $28.5 million of unrecovered fuel costs.

     Outstanding utility short-term debt totaled $232.7 million at September 30, 1994, a decrease of $61.9 million from the $294.6 million outstanding at December 31, 1993 and an increase of $154.9 million from the $77.8 million outstanding at September 30, 1993.

THE COVE POINT JOINT VENTURE
- ----------------------------

     In November 1993, the joint venture partnership formed by subsidiaries of the Company and Columbia Gas System, Inc. (the Partnership) to own and operate natural gas storage and terminaling facilities at Cove Point, Maryland, and an 87-mile natural gas pipeline that extends from Cove Point to Loudoun, Virginia, filed a request with the FERC for approval of a natural gas peak storage project, including market based rates. During September 1994, the Partnership received an order from the FERC granting final approval of the project on the basis of cost-of-service rates rather than market based rates. On October 12, 1994, the Partnership filed a motion for reconsideration with the FERC regarding the Commission's cost-of-service rate base determination. The Partnership is now awaiting the FERC's decision on the motion for reconsideration.





                              25

NONUTILITY SUBSIDIARY
- ---------------------

RESULTS OF OPERATIONS
- ---------------------

     PCI's net earnings totaled $4.6 million, $6.9 million and $11 million for the three, nine and twelve months ended September 30, 1994, respectively, compared with a net loss of $.5 million, and net earnings of $21 million and $34 million for the same periods ended September 30, 1993. PCI contributed $.04, $.06 and $.09 per share for the three, nine and twelve months ended September 30, 1994, respectively, compared to no contribution, $.18 and $.29 per share, respectively, during the corresponding periods ended September 30, 1993. PCI's earnings for the three months ended September 30, 1994 increased $5.1 million over the corresponding period in 1993 primarily due to an August 1993 charge of $5.1 million to adjust PCI's deferred taxes for the higher corporate income tax rate specified in the Omnibus Budget Reconciliation Act of 1993, a September 1993 after tax write-off of $5.6 million related to the termination of obligations with respect to a real estate limited partnership interest and a reduction in operating and maintenance expenses due to the timing of expenditures in 1993 and collection of reserves in 1994 relating to PCI's aircraft operating lease portfolio. These events were partially offset by a decrease in leasing income.

     PCI's net earnings for the nine and twelve months ended September 30, 1994 decreased over the corresponding periods ended September 30, 1993 primarily due to the completion of a transaction, during the second quarter 1993, whereby PCI contributed aircraft to a majority owned partnership resulting in future cash savings of $37.4 million. The terms of the partnership agreement had the effect of reducing PCI's obligation for previously accrued deferred taxes resulting in after tax earnings of $21.3 million, after provision for all costs of the transaction. The excess deferred taxes were recognized as a reduction in income tax expense in the second quarter of 1993.

     In addition to transaction timing considerations, net earnings for the twelve month period ended September 30, 1994 were lower than earnings for the corresponding period ended in 1993 as the result of increased operating and maintenance expenses for certain aircraft. Because of the current unavailability of satisfactory long-term leases, at September 30, 1994 a portion ($267 million carrying value) of PCI's leasing portfolio consisted of short-term, and in some cases, usage-based operating leases with monthly rentals and maintenance payments dependent upon hours used. Of the $267 million of equipment on short-term or usage-based leases, five L-1011 aircraft on lease to TWA ($74 million carrying value) are expected to be returned


                           26

to PCI in the fourth quarter of 1994 at the end of their scheduled lease terms. Most of the usage-based and short-term leases include provisions for early termination by PCI. Under these leases, PCI is responsible for future operating and maintenance expenses exceeding amounts provided therefor by lessees and, through September 30, 1994, PCI has provided net charges of $8.5 million (before tax) against earnings to establish reserves against such future estimated expenses. To eliminate the uncertainties associated with such short-term and usage-based leases, PCI is aggressively seeking either to replace these leases with arrangements providing more favorable lease terms or to sell the equipment on satisfactory terms. The ability to do so will depend upon aircraft market conditions.
The aircraft leasing industry is highly competitive in all of its phases and the profitability of PCI's aircraft leasing business will continue to be dependent upon aircraft market conditions including, among other things, the terms upon which aircraft can be sold or leased, the value of the equipment in the leasing portfolio and the creditworthiness of the lessees of PCI's aircraft which include both domestic and foreign commercial airlines, air cargo and express delivery operators.

     PCI generates income primarily from its leasing activities and securities investments. Revenue from leasing activities, which includes rental income, gains on asset sales, interest income and fees totaled $25.2 million, $73.6 million and $108.8 million for the three, nine and twelve months ended September 30, 1994 compared to $35.4 million, $79.1 million and $113.7 million for the corresponding periods in 1993. The decrease in income from leasing activities in 1994 over the corresponding periods in 1993 was primarily due to sales of leased equipment during the third quarter of 1993 which resulted in pre-tax gains of $7.3 million.

     PCI's marketable securities portfolio contributed pre-tax income of $9.1 million, $26.4 million and $36.4 million for the three, nine and twelve months ended September 30, 1994, respectively, compared to $9.7 million, $28.4 million and $43 million for the same periods ended September 30, 1993. The decrease in 1994 from 1993 was primarily due to a decrease in net realized gains from the sale or disposition of securities.

     Other income increased for the three, nine and twelve month periods ended September 30, 1994 over 1993 as a result of a second quarter 1993 write-down related to the termination of obligations with respect to a real estate limited partnership interest.

     Expenses, before income taxes, which include interest, depreciation and operating and administrative and general expenses totaled $32.8 million, $116.7 million and $154.5 million for the three, nine and twelve months ended September 30, 1994,

                              27
respectively, compared to $35.6 million, $121.6 million and $154.3 million over the same periods in 1993. Expenses, before income taxes, for the three and nine month periods ended September 30, 1994 decreased over the corresponding periods in 1993 primarily due to the timing of charges for aircraft repairs and maintenance, and expenses related to the second quarter 1993 aircraft partnership transaction, respectively. The decrease in expenses, before income taxes, for the three and nine months ended September 30, 1994 over 1993 reflects an increase in interest expense.

     During the three, nine and twelve months ended September 30, 1994, PCI recognized income tax benefits of $1.8 million, $21.1 million and $22.4 million, respectively, compared with income tax expense of $5.6 million for the three months ended September 30, 1993 and benefits of $43.7 million and $40.3 million for the nine and twelve months ended September 30, 1993. Income tax benefits increased for the quarter ended September 30, 1994 over 1993 primarily due to the August 1993 charge to income tax expense of $5.1 million as a result of the increase in the corporate income tax rate and income tax benefits decreased for the nine and twelve month periods ended September 30, 1994 over 1993 as a result of the second quarter 1993 aircraft partnership transaction.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     Investments in leased equipment of $61.1 million, $64.2 million and $66.1 million for the three, nine and twelve month periods ended September 30, 1994 included $60 million for a one-third undivided interest in a recently-constructed 650 MW baseload, coal and gas fired power plant located in The Netherlands which was purchased and leased back under a long term leveraged lease to a Dutch electric utility. The remaining investment for each of the three periods ended September 30, 1994 was for the refurbishment and modification of existing aircraft.

     PCI's outstanding short-term debt totaled $94.6 million at September 30, 1994, a decrease of $31.6 million from the $126.2 million outstanding at December 31, 1993 and an increase of $81.3 million from the $13.3 million outstanding at September 30, 1993. During the three, nine and twelve months ended September 30, 1994, PCI issued $29.8 million, $239.8 million and $239.8 million, respectively, in long-term debt. Debt repayments for the three, nine and twelve months ended September 30, 1994 were $50.2 million, $135.3 million and $237.8 million, respectively. During the twelve month period ended September 30, 1994, PCI assumed $22.6 million in debt as a result of the purchase of minority interests and subsequent consolidation of two entities previously accounted for under the equity method. At September 30, 1994, PCI had $160.3 million available under its Medium-Term Note Program and $320 million of unused short-term bank credit lines.

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

Part II   OTHER INFORMATION
- -------   -----------------
Item 1    LEGAL PROCEEDINGS
- ------    -----------------

     See Part I, Item I, Notes to the Consolidated Financial Statements, (5) Commitments and Contingencies, for information on Personal Injury Asbestos Cases. Also see Part II, Item 5, Base Rate Proceedings, for information about a Petition for Review filed by the Company with the District of Columbia Court of Appeals, in July 1994, related to the District of Columbia Public Service Commission's rate orders. In addition, see Part II, Item 5, Environmental Matters, for updated information on pending environmental proceedings.

Item 5   OTHER INFORMATION
- ------   -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
- ------------------------------------------------

     The Company has, with respect to its utility operations, $90 million in revolving credit agreements with 11 banks and conventional bank line of credit agreements of $160.5 million with 14 banks, all of which were unused during 1994 and 1993.
PCI maintains a minimum 100 percent line of credit back-up for its outstanding commercial paper issuances, which was unused during 1994 and 1993.

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

     The Company's operating revenue for the nine and twelve months ended September 30, 1994, includes approximately $5 million associated with the conservation incentive provision of the Company's DSM surcharge tariff. This incentive was awarded to the Company for achieving specified 1993 energy savings goals.

District of Columbia
- --------------------

     On September 30, 1994, the Company filed an application with the Commission requesting an increase of $67 million, or 9%, in annual base rate revenue. The request is based upon a 1994 calendar year test period using six months of actual data and a return of 9.92% on average rate base, including a 12.75% return on common stock equity. The requested rates are based upon current costs of providing service to District of Columbia customers including increased expenditures for new pollution control facilities to comply with the Clean Air Act Amendments and the Company's Control Center Replacement project which will be placed in service in November 1994. The rates filed by the Company include conservation program expenditures through June 1993. In accordance with Commission directives, subsequent conservation program expenditures are included in the Demand Side Management (DSM) cost recovery mechanism proposed by the Company in its pending Least-Cost Planning proceeding filed in June 1994. It is expected that both proceedings will be concluded during the second quarter 1995.

     In May 1994, the Commission ruled on the applications for reconsideration of its March 1994 rate order in Formal Case No.
929. The Commission's original order authorized the Company to increase its base rates by a total of $25.4 million in two steps: an increase of $23.2 million effective March 16, 1994 and an increase of $2.2 million effective June 5, 1994. The order on reconsideration authorized an additional "step 2" base rate increase of $1.3 million resulting in a total base rate increase of $26.7 million. Of the "step 2" increase, $3 million was contingent on the June 1, 1994 in-service date of the final segment of a 500 kilovolt transmission line which provides links in the transmission systems of the Company, Baltimore Gas and Electric Company and Virginia Power. This transmission line segment was placed in service prior to June 1, 1994. The authorized rates are based on a 9.05% rate of return on average rate base, including an 11% return on common stock equity.

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

     The Commission's initial decision rejected the Company's proposed DSM surcharge and, consistent with prior decisions, included $5.3 million in base rates to recognize DSM program costs without provision for lost revenue between rate cases. In addition, the initial decision and subsequent decisions in response to the Company's application for reconsideration and motion for clarification, disallowed the recovery of 25% of test period DSM program expenditures which required the Company to write off $2.2 million on an after tax basis in June 1994. In its order on reconsideration, the Commission stated that in the future the appropriate forum for consideration of DSM cost recovery would be during the Company's least-cost resource planning cases, which the Company files on a two-year cycle. Under this new process, DSM program approval and cost recovery will be linked together in one proceeding. Subsequent to the test period in the case, the Company has expended approximately $47 million on conservation in the District of Columbia.

     In July 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's decisions in Formal Case No. 929 to disallow the recovery of 25% of test period DSM program expenditures and to reject an adjustment to reflect increases in employee benefit costs. Oral arguments are scheduled for December 1994.

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

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
- ------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
- ------------------------

     Kilowatt-hour sales decreased 5.6% for the three months ended September 30, 1994 and increased slightly for the nine and twelve month periods ended September 30, 1994, as compared to sales for the corresponding periods ended September 30, 1993. Cooler than average weather during August and September 1994, compared to warmer than average weather during 1993, resulted in decreased customer usage of electricity. Cooling degree hours for the quarter were 30% below the corresponding period in 1993, and were 8% below the 20-year average for this period. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     The 1994 summer peak demand of 5,660 megawatts occurred on July 6, 1994. This compares with the 1993 summer peak demand of 5,754 megawatts, and the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,723 megawatts. To meet the 1994 summer peak demand, the Company also had 256 megawatts available from its dispatchable energy use management program. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing emphasis on conservation and energy use management programs and anticipated service area growth trends. The all-time winter peak demand of 5,010 megawatts was established in January 1994 compared with the previous winter peak demand of 4,511 megawatts which occurred in December 1989.

Conservation
- ------------

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

Construction and Generating Capacity
- ------------------------------------

    The Company's construction expenditures, excluding AFUDC, are projected to total $1.1 billion for the five-year period 1994 through 1998 which includes $174 million of estimated Clean Air Act (CAA) expenditures. Making use of the flexibilities in its long-term construction plan, the Company reduced projected expenditures for the five years 1994 through 1998 by an additional $145 million, bringing the total reduction to $460 million from amounts previously planned. The construction reductions and deferrals were associated with lower rates of projected growth in usage of electricity resulting in large part from implementing economical conservation programs. The Company plans to finance its construction program through funds provided by operations and external financing.

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

     The Company has developed cost-effective plans for complying with the CAA which require the reduction of sulfur dioxide and nitrogen oxides emissions in two phases to achieve prescribed standards. The Company anticipates capital expenditures totaling $174 million over the next five years and has received regulatory approval in Maryland and the District of Columbia for its plans for compliance with Phase I requirements of the CAA and for inclusion of the costs of compliance in its ratemaking cost of service. The Company has also received approval for inclusion of sulfur dioxide emission allowance expenses in its fuel adjustment clause.

     A 40-megawatt resource recovery facility with which the Company has a contract is now under construction in Montgomery County, Maryland. In addition, the Company has an agreement with Panda Energy Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. This project is currently before the Maryland Public Service Commission for issuance of a certificate of convenience and necessity. These nonutility generation projects are expected to begin operating in 1995 and 1996, respectively. In 2004, the Company plans to complete the first combined-cycle unit at its Station H facility in Dickerson, Maryland, by adding a steam cycle to the two combustion turbine units, one of which was installed in 1992 and one of which was installed in 1993. The Company currently projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet customers' needs well beyond the year 2000.

ENVIRONMENTAL MATTERS
- ---------------------

     The following is an update to the Environmental Matters discussion in the Company's 1993 Form 10-K and the June 30, 1994
Form 10-Q.

Toxic Substances
- ---------------

     The Company was notified by the U.S. Environmental Protection Agency (EPA) on December 18, 1987, that it, along with five other utilities and eight non-utilities, is a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended

(CERCLA or Superfund), in connection with the polychlorinated biphenyl compounds (PCBs) contamination of soil, ground water and surface water occurring at a Philadelphia, Pennsylvania site owned by an unaffiliated company. Additional PRPs have since been identified and the number is continuously subject to change. In the early 1970s, the Company sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. The Company and nine other PRPs executed an Administrative Order by Consent (ACO) with the EPA and the performance of a Remedial Investigation/Feasibility Study (RI/FS) is in progress. Pursuant to an agreement among the participating PRPs, the Company is responsible for 12% of the costs of the RI/FS. It is currently estimated that the PRPs' cost of compliance with the ACO, including the RI/FS and legal fees, will be approximately $5.6 million. The Company has paid $632,000 as of September 30, 1994. On October 14, 1994 an RI/FS report was submitted to the EPA. A number of possible remedies are included, the estimated costs of which range from $2 million to $90 million. While a remedy near the lower end of the range is possible, the Company cannot predict what remedy may be acceptable to the EPA. In addition, the Company cannot estimate the extent of the EPA's administrative and oversight costs. As of September 30, 1994, the Company has accrued approximately $1.7 million for its share of this contingency.

SELECTED NONUTILITY SUBSIDIARIES FINANCIAL INFORMATION
- ------------------------------------------------------

     Selected (unaudited) financial information of the Company's principal consolidated nonutility subsidiary, Potomac Capital Investment Corporation (PCI) and its subsidiaries, is presented below. The Company's equity investment in PCI, which was reduced by a $15 million dividend in January 1994, and a $14 million dividend in February 1993, was $266.8 million and $286.8 million at September 30, 1994 and 1993, respectively.


















Consolidated Statements of Earnings:
- -----------------------------------



                                     Three                Nine                Twelve
                                  Months Ended         Months Ended        Months Ended
                                  September 30,        September 30,       September 30,
                               -------------------  ------------------  ------------------
                                 1994        1993     1994      1993      1994      1993
                               --------   --------  --------  --------  --------  --------

                                                 (Thousands of Dollars)
Income
  Leasing activities           $ 25,199   $ 35,406  $ 73,625  $ 79,065  $108,786  $113,742
  Marketable securities           9,092      9,692    26,353    28,392    36,378    42,957
  Other                           1,261     (4,402)    2,625    (8,599)   (2,078)   (8,725)
                               --------   --------  --------  --------  --------  --------
                                 35,552     40,696   102,603    98,858   143,086   147,974
                               --------   --------  --------  --------  --------  --------

Expenses
  Interest                       21,739     20,089    62,552    58,359    82,054    78,951
  Administrative and general      2,551      2,752     7,555     9,851    12,344    11,525
  Depreciation and
    operating                     8,479     12,738    46,605    53,363    60,059    63,783
  Income tax (credit) expense    (1,817)     5,578   (21,051)  (43,733)  (22,396)  (40,299)
                               --------   --------  --------  --------  --------  --------
                                 30,952     41,157    95,661    77,840   132,061   113,960
                               --------   --------  --------  --------  --------  --------

Net earnings (loss) from
  nonutility subsidiary        $  4,600   $   (461) $  6,942  $ 21,018  $ 11,025  $ 34,014
                               ========   ========  ========  ========  ========  ========

Per share contribution to
  earnings of the Company          $.04       $  -      $.06      $.18      $.09      $.29
                                   ====       ====      ====      ====      ====      ====


















STATISTICAL DATA
- ----------------

                                             Three Months Ended                     Twelve Months Ended
                                                September 30,                           September 30,
                                      ---------------------------------    -------------------------------------
                                        1994       1993        % Change       1994         1993         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $181,291   $191,730         (5.4)    $  528,013   $  493,136          7.1
    General Service                    268,114    265,973          0.8        778,694      737,003          5.7
    Large Power Service                110,390    107,607          2.6        312,623      294,233          6.3
    Street Lighting                      3,363      3,254          3.3         14,023       13,329          5.2
    Rapid Transit                        8,010      6,883         16.4         27,162       23,530         15.4
    Wholesale                           31,905     33,394         (4.5)       114,894      105,447          9.0
                                      --------   --------                  ----------   ----------
      System                          $603,073   $608,841         (0.9)    $1,775,409   $1,666,678          6.5
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,825      2,048        (10.9)         6,712        6,681          0.5
    General Service                      3,018      3,148         (4.1)        10,844       10,829          0.1
    Large Power Service                  1,489      1,545         (3.6)         5,194        5,267         (1.4)
    Street Lighting                         36         36            -            163          164         (0.6)
    Rapid Transit                          108         96         12.5            399          366          9.0
    Wholesale                              612        638         (4.1)         2,388        2,299          3.9
                                      --------   --------                  ----------   ----------
      System                             7,088      7,511         (5.6)        25,700       25,606          0.4
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               8.51       8.11          4.9           6.91         6.51          6.1
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,660        5,754
    Winter                                   -          -                       5,010        4,368

  Net Generation
  --------------
  (Millions of KWH)                      4,709      5,314                      19,848       19,380

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                77         72                          73           82
    Oil (%)                                  8         21                          21           15
    Gas (%)                                 15          7                           6            3

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.89      $1.96                       $1.98        $1.88

  Weather Data
  ------------
    Heating Degree Days                      5         33                       4,311        4,249
    20 Year Average                         22                                  3,940
    Cooling Degree Hours                 7,501     10,707                      11,468       13,223
    20 Year Average                      8,187                                 10,871

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

              Exhibit 27 -   Financial data schedule -
                             filed herewith.

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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By /s/     D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President,
                                  Finance and Accounting



October 28, 1994
- ----------------
      DATE




Exhibit 11         Computations of Earnings Per Common Share <F1>
- ----------         ------------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended September 30, 1994 and the twelve months ended December 31, 1993 and 1992:


                                           September 30,   December 31,    December 31,
                                               1994            1993            1992
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          117,791,174     115,639,668     112,389,698
                                           ============    ============    ============

Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                117,791,174     115,639,668     112,389,698

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          48,722          51,967          57,542

    Conversion of 7% Convertible
      Debentures                              2,532,354       2,546,858       2,603,912

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       1,130,833
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 123,764,750     121,630,993     116,181,985
                                           ============    ============    ============

Earnings applicable to common
  stock, before cumulative effect
  of accounting change                     $203,856,000    $225,324,000    $186,368,000

Cumulative effect of accounting
  change, net of income taxes                         -               -      16,022,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  as reported                               203,856,000     225,324,000     202,390,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              20,000          22,000          24,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,539,000       6,548,000       4,303,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  including cumulative effect of
  accounting change and assuming
  conversion of convertible securities     $210,415,000    $231,894,000    $206,717,000
                                           ============    ============    ============

Primary earnings per common share
  Before cumulative effect                        $1.73           $1.95           $1.66
  Cumulative effect                                   -               -            0.14
                                                  -----           -----           -----
    Total                                         $1.73           $1.95           $1.80
                                                  =====           =====           =====

Fully diluted earnings per common share
  Before cumulative effect                        $1.70           $1.91           $1.64
  Cumulative effect                                   -               -            0.14
                                                  -----           -----           -----
    Total                                         $1.70           $1.91           $1.78
                                                  =====           =====           =====

<F1>  This calculation is submitted in accordance with Regulation S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB No. 15 because it results in dilution of less than 3%.

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 1994 and for each of the preceding five years on the basis of parent company operations only, are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              Sept. 30,
                                                1994       1993       1992       1991       1990       1989
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $209,225   $216,478   $172,599   $186,813   $165,199   $183,487
Taxes based on income                          112,396    107,223     76,965     80,988     70,962     92,593
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         321,621    323,701    249,564    267,801    236,161    276,080
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             137,602    141,393    138,097    138,512    127,386    113,305
  Interest factor in rentals                     6,216      5,859      6,140      5,690      4,237      4,338
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            143,818    147,252    144,237    144,202    131,623    117,643
                                              --------   --------   --------   --------   --------   --------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $465,439   $470,953   $393,801   $412,003   $367,784   $393,723
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         3.24       3.20       2.73       2.86       2.79       3.35
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,394    $16,255    $14,392    $12,298    $10,598     $9,235
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.54       1.50       1.45       1.43       1.43       1.50
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $25,247    $24,383    $20,868    $17,586    $15,155    $13,853
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $169,065   $171,635   $165,105   $161,788   $146,778   $131,496
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.75       2.74       2.39       2.55       2.51       2.99
                                                  ====       ====       ====       ====       ====       ====

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 1994 and for each of the preceding five years on a fully consolidated basis are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              Sept. 30,
                                                1994       1993       1992       1991       1990       1989
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $220,250   $241,579   $200,760   $210,164   $170,234   $214,587
Taxes based on income                           89,999     62,145     79,481     80,737     63,360     99,766
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         310,249    303,724    280,241    290,901    233,594    314,353
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             220,882    221,312    226,453    225,323    199,469    165,709
  Interest factor in rentals                     9,730      9,257      6,599      6,080      4,559      4,705
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            230,612    230,569    233,052    231,403    204,028    170,414
                                              --------   --------   --------   --------   --------   --------

Nonutility subsidiary capitalized interest      (1,226)    (2,059)    (2,200)    (6,542)         -          -
                                              --------   --------   --------   --------   --------   --------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $539,635   $532,234   $511,093   $515,762   $437,622   $484,767
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         2.34       2.31       2.19       2.23       2.14       2.84
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,394    $16,255    $14,392    $12,298    $10,598     $9,235
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.41       1.26       1.40       1.38       1.37       1.46
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $23,116    $20,481    $20,149    $16,971    $14,519    $13,483
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $253,728   $251,050   $253,201   $248,374   $218,547   $183,897
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.13       2.12       2.02       2.08       2.00       2.64
                                                  ====       ====       ====       ====       ====       ====

                                                    Exhibit 15




October 28, 1994






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated October 28, 1994 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Form S-8
filed on September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-50377) on Form S-3 filed on February 26, 1993, and September 23, 1993, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.














