Form 10-K
POTOMAC ELECTRIC POWER CO
filed 1995-03-24
CIK 79732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



For the fiscal year ended December 31, 1994      Commission file number 1-1072
                          -----------------                             ------


                         Potomac Electric Power Company
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      District of Columbia and Virginia                         53-0127880
---------------------------------------------              -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)


       1900 Pennsylvania Avenue, N.W.
               Washington, D. C.                                   20068
---------------------------------------------              -------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code            (202) 872-2456
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
            Title of each class                        which registered
            -------------------                  -----------------------------
7% Convertible Debentures due 2018 -       )     New York Stock Exchange, Inc.
  due January 15, 2018                     )
5% Convertible Debentures due 2002 -       )
  due September 1, 2002                    )








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
                                               ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X .
                                     ---

          As of March 7, 1995, Potomac Electric Power Company had 118,248,594 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $2.2 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1994 Annual Report to shareholders are incorporated by reference into Parts II and IV of this Form 10-K.

          Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement, dated March 17, 1995, are incorporated by reference into Part III of this Form 10-K.

                        POTOMAC ELECTRIC POWER COMPANY
                               Form 10-K - 1994

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
    Fuel ............................................................... 10
    Regulation ......................................................... 14
    Rates .............................................................. 14
    Competition ........................................................ 18
    Environmental Matters .............................................. 20
    Labor .............................................................. 24
    Nonutility Subsidiary .............................................. 24
  Item 2 - Properties .................................................. 26
  Item 3 - Legal Proceedings ........................................... 27
  Item 4 - Submission of Matters to a Vote of Security Holders ......... 28

PART II
  Item 5 - Market for the Registrant's Common Equity and Related
             Stockholder Matters ....................................... 28
  Item 6 - Selected Financial Data ..................................... 28
  Item 7 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................. 29
  Item 8 - Financial Statements and Supplementary Data ................. 29
  Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................. 29

PART III
  Item 10 - Directors and Executive Officers of the Registrant ......... 30
  Item 11 - Executive Compensation ..................................... 32
  Item 12 - Security Ownership of Certain Beneficial Owners and
              Management................................................ 32
  Item 13 - Certain Relationships and Related Transactions ............. 32

PART IV
  Item 14 - Exhibits, Financial Statement Schedule and Reports on
              Form 8-K ................................................. 33
    Schedule VIII - Valuation and Qualifying Accounts .................. 40

  Signatures ........................................................... 41

    Exhibit 11    - Computation of Earnings Per Common Share ........... 43
    Exhibit 12    - Computation of Ratios .............................. 44
    Exhibit 21    - Subsidiaries of the Registrant ..................... 46
    Exhibit 23    - Consent of Independent Accountants ................. 47
    Report of Independent Accountants on Consolidated Financial
      Statement Schedule ............................................... 48

                                PAGE LEFT BLANK

                                 INTENTIONALLY

Part I
------

Item 1    BUSINESS
------    --------
GENERAL
-------

      Potomac Electric Power Company (Company), which was incorporated in the District of Columbia in 1896 and in the Commonwealth of Virginia in 1949, is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C. metropolitan area. The Company's retail service territory includes the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland. The area served at retail covers approximately 640 square miles and had a population of approximately 1.9 million at the end of 1994 and 1993. The Company also sells electricity, at wholesale, to Southern Maryland Electric Cooperative, Inc. (SMECO), which distributes electricity in Calvert, Charles, Prince George's and St. Mary's counties in southern Maryland. During 1994, approximately 59% of the Company's revenue were derived from Maryland sales (including wholesale) and 41% from sales in the District of Columbia. About 30% of the Company's revenue were derived from residential customers, 64% from sales to commercial and government customers and 6% from sales at wholesale. Approximately 14% and 3% of 1994 revenue were derived from sales to the U.S. and D.C. governments, respectively.

      The Company holds valid franchises, permits and other rights adequate for its business in the territory it serves, and such franchises, permits and other rights contain no unduly burdensome restrictions.

      The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) pursuant to an agreement under which its generating and transmission facilities are operated on an integrated basis with those of the other PJM member utilities in Pennsylvania, New Jersey, Maryland, Delaware and a small portion of Virginia. The purpose of PJM is to improve the operating economy and reliability of the systems in the group and to provide capital economies by permitting lower reserve requirements than would be required on a system basis. The Company also has direct high voltage connections with the Potomac Edison Company and Virginia Power, neither of which is a member of PJM.

SALES
-----

      The following data presents the Company's sales and revenue by class of service and by customer type, including data as to sales to the United States and District of Columbia governments.

                                               1994        1993        1992
                                            ----------  ----------  ----------
          Electric Energy Sales                (Thousands of Kilowatt-hours)
          ---------------------
          Kilowatt-hours Sold - Total       25,546,210  25,693,999  24,484,444
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service              6,586,970   6,739,987   6,155,793
            General service                 15,345,484  15,388,525  14,969,669
            Large power service (a)            683,762     704,292     705,113
            Street lighting                    162,439     163,827     163,739
            Rapid transit                      404,634     370,428     360,432
            Wholesale                        2,362,921   2,326,940   2,129,698

          By Type of Customer -
            Residential                      6,574,199   6,726,520   6,142,414
            Commercial                      11,685,351  11,750,542  11,391,337
            U.S. Government                  4,009,810   3,986,149   3,947,611
            D.C. Government                    913,929     903,848     873,384
            Wholesale                        2,362,921   2,326,940   2,129,698


          Electric Revenue                        (Thousands of Dollars)
          ----------------
          Sales of Electricity - Total (b)  $1,783,064  $1,696,435  $1,556,098
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service             $  525,660  $  506,096  $  433,648
            General service                  1,066,710   1,010,552     958,369
            Large power service (a)             35,701      33,913      33,454
            Street lighting                     13,783      13,605      12,363
            Rapid transit                       27,892      24,107      22,914
            Wholesale                          113,318     108,162      95,350

          By Type of Customer -
            Residential                     $  524,738  $  505,173  $  432,797
            Commercial                         834,323     791,357     748,550
            U.S. Government                    254,030     238,192     229,586
            D.C. Government                     56,655      53,551      49,815
            Wholesale                          113,318     108,162      95,350


  (a) Large power service customers are served at high voltage of 66KV or higher.
  (b) Exclusive of Other Electric Revenue (000s omitted) of $7,536 in 1994, $6,007 in 1993 and $6,069 in 1992.

      The Company's sales of electric energy are seasonal, and, accordingly, rates have been designed to closely reflect the daily and seasonal variations in the cost of producing electricity, in part by raising summer rates and lowering winter rates. Mild weather during the summer billing months of June through October, when base rates are high to encourage customer conservation and peak load shifting, has an adverse effect on revenue and, conversely, hot weather during these months has a favorable effect.

      The Company includes in revenue the amounts received for sales to other utilities related to pooling and interconnection agreements. Amounts received for such interchange deliveries are a component of the Company's fuel rates.

CAPACITY PLANNING
-----------------
General
-------

      During the period 1995 through 2004 the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%. Based upon average weather conditions, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade. The Company's ongoing strategies to meet the increasing energy needs of its customers include conservation and energy use management programs which are designed to curb growth in peak demand. The need for new capacity has been further reduced by programs to maintain older generating units to ensure their continued efficiency over an extended life and the cost-effective purchase of capacity and energy.

Conservation
------------

      Cost-effective conservation programs have been a major component of the Company's success in limiting the need for new construction during the past decade.

      The Company's conservation and energy use management programs are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. During 1994, the Company reevaluated its conservation programs, including additional review and consideration of the current and prospective effect of these programs on customer rates and bills. As a result of this reevaluation, the Company phased out several conservation programs and reduced rebate levels for others. In addition, in November 1994 the Company temporarily suspended approval of additional applications for its Custom Rebate Program. By narrowing its conservation offerings, the Company expects to be able to continue to encourage its customers to use energy efficiently without significantly increasing electricity prices. The Company expects approximately 80% of the previously estimated benefits from conservation for approximately 45% of estimated cost.

      For residential customers the Company continues to offer rebates for high efficiency heating and air conditioning equipment. These rebates are paid directly to customers when customers buy equipment which significantly exceeds the efficiency of average available equipment.

      In 1995, the Company expects to resume operation of its highly successful Custom Rebate Program for commercial customers. This program pays rebates to customers who install energy efficient lighting, motors, heating and cooling systems and other measures. The Company also continues to operate the New Building Design Program, which offers cash incentives as well as technical assistance to developers and designers who incorporate energy efficient designs and equipment in new commercial construction.

      During 1994, the Company invested approximately $90 million in energy conservation programs. The Company recovers the costs of its conservation programs in its Maryland jurisdiction through a rate surcharge which amortizes costs over a five year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company was awarded a bonus of approximately $5 million in 1994 based on its 1993 performance. At the end of 1994 the conservation surcharge in Maryland was $.00338 per kilowatt-hour. In the District of Columbia, conservation costs are amortized over 10 years with an accrued return on unamortized costs. To date, costs have been considered in base rate cases.

      In 1994, approximately 151,000 customers participated in continuing energy use management programs which cycle air conditioners and water heaters during peak periods. In addition, the Company operates a commercial load program which provides incentives to customers for reducing energy use during peak periods. Time-of-use rates have been in effect since the early 1980s and currently approximately 60% of the Company's revenue is based on time-of-use rates.

      It is estimated that peak load reductions of approximately 525 megawatts have been achieved to date from conservation and energy use management programs and that additional peak load reductions of approximately 380 megawatts will be achieved in the next five years. The Company also estimates that in 1994 energy savings of more than 760 million kilowatt-hours have been realized through operation of its conservation and energy use management programs. During the next five years, the Company plans to expend an estimated $370 million ($86 million in 1995) to encourage the efficient use of electric energy and to reduce the need to build new generating facilities.

      Although the Company is continuing its conservation and energy use management efforts, new sources of supply will be needed to assure the future reliability of electric service to the Washington area. These new sources of supply will be provided through the Company's plans for purchases of capacity and energy and through its ongoing construction program.

Purchase of Capacity and Energy
-------------------------------

      Pursuant to the Company's 1987 long-term capacity purchase agreements with Ohio Edison and Allegheny Power System, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. In addition, effective June 1, 1994 through May 31, 1995, the Company is purchasing 147 megawatts of capacity from Pennsylvania Power and Light Company. The Company also has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility.

      The Company has been exploring other cost-effective sources of energy and has entered into contracts for two nonutility generation projects which total 270 megawatts of capacity. A 40-megawatt resource recovery facility with which the Company has a contract is now under construction in Montgomery County, Maryland. In addition, the Company has an agreement with Panda Energy Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. This project has received a certificate of convenience and necessity from the Maryland Public Service Commission. These nonutility generation projects are expected to begin operating in 1995 and 1996, respectively.

CONSTRUCTION PROGRAM
--------------------

      The Company carries on a continuous construction program, the nature and extent of which is determined by the Company's strategic planning process which integrates supply-side and demand-side resource options.

      From January 1, 1992 to December 31, 1994, the Company made property additions, net of an Allowance for Funds Used During Construction (AFUDC), of $926 million (of which $298 million were made in 1994) and had property retirements of $122 million (of which $44 million were made in 1994).

      The Company's current construction program calls for estimated expenditures, excluding AFUDC, of $215 million in 1995, $170 million in 1996, $210 million in 1997, $240 million in 1998 and $250 million in 1999, an aggregate of $1.1 billion for the five-year period. AFUDC is estimated to be $7 million in 1995, $7 million in 1996, $7 million in 1997, $9 million in 1998 and $10 million in 1999. The 1995-1999 construction program includes approximately $544 million for generating facilities (including $165 million for Clean Air Act compliance), $35 million for transmission facilities, $497 million for distribution, service and other facilities, and $9 million associated with the Company's energy use management programs. Making use of the flexibilities in its long-term construction plan, the Company in 1994 reduced projected expenditures for the five years 1995 through 1999 by $190 million from amounts previously planned. This reduction followed a $365 million reduction in 1993. The construction reductions and deferrals are associated with lower rates of projected growth in usage of electricity resulting in large part from implementing economical conservation programs. The Company plans to finance its construction program primarily through funds provided by operations.

      The construction program includes amounts for the construction of facilities that will not be completed until after 1999. Although the program includes provision for escalation of construction costs, generally at an annual rate of 4%, the aggregate budget for long lead time projects will increase or decrease depending upon the actual rates of inflation in construction costs. The program is reviewed continuously and revised as appropriate to reflect changes in projections of demand, consumption patterns and economic trends.

      The Clean Air Act Amendments of 1990 (CAA) requires utilities to reduce emissions of sulfur dioxide and nitrogen oxides in two phases, January 1995 (Phase I) and January 2000 (Phase II). The Company has developed plans for complying with the CAA to achieve prescribed standards in Phases I and II. The Company anticipates capital expenditures totaling $165 million over the next five years pursuant to these plans. The plans call for replacement of boiler burner equipment for nitrogen oxides emissions control, the use of lower-sulfur fuel and cofiring with natural gas at selected baseload plants. The CAA allows companies to achieve required emission levels by using a market-based emission allowance trading system. If economical, emission allowances may be purchased in lieu of burning lower-sulfur fuel.

      Installation of scrubbers is not contemplated for the Company's wholly owned plants. Both the District of Columbia and Maryland commissions have approved the Company's plans for meeting Phase I requirements including cost recovery of investment and inclusion of emission allowance expenses in the Company's fuel adjustment clause.

      The Company owns a 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania. As a result of installing flue gas scrubbing equipment to meet Phase I requirements of the CAA, this station will receive additional allowances. The Company's share of these "bonus" allowances may be used to reduce the need for lower-sulfur fuel at its other plants. The Company's share of the construction costs is approximately $38 million.

      In addition, the final segment of a 500,000 volt transmission line which provides links in the transmission systems of the Company, Baltimore Gas and Electric Company and Virginia Power was placed in service prior to June 1, 1994.

FUEL
----

      For customer billing purposes, all of the Company's kilowatt-hour sales are covered by separately stated fuel rates (see Item 8 - Note 2 of "Notes to Consolidated Financial Statements").

      The Company's generating units burn only fossil fuels. The principal fuel is coal. The Company owns no nuclear generation facilities and none are planned. The following table sets forth the quantities of each type of fuel used by the Company in the years 1994, 1993 and 1992 and the contribution, on the basis of Btus, of each fuel to energy generated.

                                     1994           1993           1992
                                -------------- -------------- --------------
                                          % of           % of           % of
                                Quantity  Btu  Quantity  Btu  Quantity  Btu
                                -------- ----- -------- ----- -------- -----

          Coal
            (000s net tons)       5,788   76.1   6,010   79.4   5,926   82.9
          Residual oil
            (000s barrels)        4,868   15.7   4,835   15.9   3,294   11.4
          Natural gas
            (000s dekatherms)    10,780    5.5   6,090    3.2   8,200    4.5
          No. 2 fuel oil
            (000s barrels)          919    2.7     480    1.5     376    1.2

      The following table sets forth the average cost of each type of fuel burned, for the years shown.

                                                1994     1993     1992
                                               ------   ------   ------

          Coal:           per ton              $44.39   $43.69   $43.66
                          per million Btu        1.73     1.72     1.72
          Residual oil:   per barrel            15.31    15.09    14.35
                          per million Btu        2.44     2.39     2.28
          Natural gas:    per dekatherm          2.49     2.88     2.32
                          per million Btu        2.49     2.88     2.32
          No. 2 fuel oil: per barrel            24.34    24.98    26.70
                          per million Btu        4.17     4.30     4.60

      The average cost of fuel burned per million Btu was $1.95 in 1994, compared with $1.90 in 1993 and $1.85 in 1992. The increase of approximately 3% in each of the past two years in the system average unit fuel cost resulted from increased use of major cycling and peaking generation units which burn higher cost fuels. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix. The increase in the actual percent of gas contribution in 1994 to the fuel mix reflects the decreased price of gas and the increased price of oil. The decrease in the actual percent of coal contribution to the fuel mix in 1994 primarily reflects major outages for construction related to Clean Air Act additions on baseload coal-fired generation units.

      Ten of the Company's sixteen steam-electric generating units can burn only coal; two can burn only residual oil; two can burn either coal or residual oil or a combination of both and two units can burn either residual oil or natural gas. Those units capable of burning either coal or residual oil normally burn coal as their primary fuel. The Company also has combustion turbines, some of which can burn only No. 2 fuel oil, and others which can burn natural gas or No. 2 fuel oil. The following table provides details of the Company's generating capability from the standpoint of plant configuration as well as actual energy generation (see Item 2 - Properties for additional information on type of fuel used in generating facilities).

                                        Net Generating          Net
                                        Capability and        Energy
                                      Purchased Capacity     Generated
                                      ------------------ ------------------

                                      1994  1993  1992   1994   1993   1992
                                      ----  ----  ----   ----   ----   ----
       Steam Generation

         Dual fuel units, capable
           of burning coal, residual
           oil or a combination of
           coal and residual oil....   17%   18%   18%    28%    29%    27%

         Units capable of burning
           coal only................   28%   28%   29%    43%    45%    50%

         Units capable of burning
           residual oil only........    8%    8%    9%     1%     1%     -

         Units capable of burning
           residual oil or natural
           gas......................   18%   19%   19%    12%    10%     9%

       Combustion Turbines

         Units capable of burning
           No. 2 fuel oil only......    9%    9%    9% )
         Units capable of burning                      )   3%     2%     1%
           No. 2 fuel oil or natural                   )
           gas......................   11%   11%    9% )

       Purchased capacity...........    9%    7%    7%    13%(a) 13%(a) 13%(a)

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

      The Company has numerous coal contracts with various expiration dates through 2003 for aggregate annual deliveries of approximately 3.5 million tons. Deliveries under these contracts are expected to provide approximately 58% of the estimated system coal requirements in 1995. Approximately 42% of the estimated system coal requirements in 1995 will be purchased under shorter term agreements and on a spot basis from a variety of suppliers. Prices under the Company's coal contracts are generally determined by reference to base amounts adjusted to reflect provisions for changes in suppliers' costs, which in turn are determined by reference to published indices and are limited by current market spot prices.

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

      The Company purchases both domestically refined and imported residual oil. Residual oil is being obtained under one two-year and two one-year contracts. Prices under the contracts are determined by reference to base contract prices, as adjusted to reflect current market prices. Prior to expiration of the contracts, the Company expects to solicit bids for new contracts to supply its residual oil requirements. The Company also purchases No. 2 fuel oil under two one-year contracts.

      Certain units at the Company's Chalk Point Generating Station and the new Dickerson combustion turbine units are capable of burning natural gas as well as oil. The Company has a contract with Washington Gas Light Company for Chalk Point extending through December 1998. The Company has a one-year contract with Consolidated Natural Gas for the Dickerson combustion turbine units through March 31, 1995. Both contracts are for an interruptible supply of natural gas with provisions for price review and adjustment each month.
The actual use of natural gas for these units will be dependent upon operational requirements, the relative costs of natural gas and oil, and the availability of natural gas.

REGULATION
----------

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

RATES
-----
General
-------

      The Company's retail rates for electric service in Maryland and the District of Columbia are based on allowed rates of return to the Company's jurisdictional original cost rate base investments as determined in base rate proceedings before the regulatory commissions by reference to the test periods used in setting rates. Rate base in each of these jurisdictions generally has included (1) the Company's full investments in Electric Plant in Service (net of depreciation, certain pre-1981 investment tax credits and plant related deferred income taxes) and the pollution control portion of Construction Work in Progress (CWIP), (2) inventories of fuels and other materials and supplies and (3) an allowance for cash working capital. The Company has employed, since 1978, Allowance for Funds Used During Construction (AFUDC) accounting. In general, the Company capitalizes AFUDC with respect to investments in CWIP with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. In 1992, pursuant to orders from both the Maryland and District of Columbia commissions, the Company commenced the accrual of a capital cost recovery factor on the retail jurisdictional portion of certain pollution control projects related to compliance with the CAA. The base for calculating this return is the amount by which the retail jurisdictional CAA expenditure balance exceeds the CAA balance included in rate base in the Company's most recently completed base rate proceeding. The jurisdictional AFUDC capitalization rates are determined on a gross basis pursuant to formulas prescribed by the FERC. The effective capitalization rates were approximately 7.6% in 1994, 8.7% in 1993 and 9.1% in 1992, compounded semiannually.

      Rate orders received by the Company during the past three years provided for increases in annual base rate revenue as shown in the table below.

                                         Rate
                                       Increase
                                      (Decrease)      %          Effective
           Regulatory Jurisdiction      ($000)      Change          Date
          --------------------------  ----------  ----------  ---------------
          Federal-Wholesale             $2,300       1.8%     January 1995
          District of Columbia          26,700       3.9      March/June 1994
          Federal-Wholesale              2,600       2.3      January 1994
          Maryland                      27,000       3.0      November 1993
          Federal-Wholesale              3,801       3.1      January 1993
          Maryland                      25,300       3.0      1992/1993 (a)
          District of Columbia          30,380       4.6      July 1992
          Federal-Wholesale              2,814       2.6      January 1992

          (a) See Maryland discussion below.

Fuel Rates
----------

      The Company has separately stated fuel rates in each jurisdiction. Such rates include the delivered cost of fuel and the applicable costs and/or credits from the interchange of energy with other electric utilities, to the extent not provided for in base rates.

      In January 1995, the Company filed for a 5.3% decrease in the Maryland fuel rate which became effective, subject to refund, on February 1, 1995. Previously, the Company filed for a 5.3% increase in the fuel rate which became effective, subject to refund, on November 1, 1994. Both cases are currently pending and a final order in each case is expected during the second quarter of 1995 (see Item 8 - Note 2 of "Notes to Consolidated Financial Statements").

Maryland
--------

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

      In October 1992, pursuant to a settlement agreement, the Commission authorized an increase in base rate revenue of approximately 3% with $18 million effective December 1, 1992, and $7.3 million effective June 1, 1993. No determination with respect to rate of return was specified.

District of Columbia
--------------------

      In its pending base rate proceeding, the Company further updated its cost of service data filing, on February 21, 1995, to reduce the base rate revenue increase request to $56.6 million, or 7.6%, based upon a 1994 calendar year test period and a return of 9.89% on average rate base, including a 12.75% return on common stock equity. The update was filed principally to reflect the effect of the Company's Voluntary Severance Program. This case was originally filed on September 30, 1994, requesting a $67 million, or 9%, increase in base rate revenue. The Company had previously updated its initial cost of service data filing to reduce the request to $60.6 million to reflect subsequent events which included the sale and leaseback of the Control Center Replacement project, a reduction in the 1995 District of Columbia income tax rate, an approved traffic signal maintenance deregulation agreement with the District of Columbia and an increase in the FICA tax wage base. In accordance with Commission directives, the Company has included conservation program expenditures subsequent to June 1993 in the proposed Environmental Cost Recovery Rider in its pending Least-Cost Planning proceeding filed in June 1994. It is expected that both proceedings will be concluded by mid-1995. On January 17, 1995, the Commission Staff filed testimony recommending a $37.1 million rate increase.

      In May 1994, the Commission ruled on the application for reconsideration of its March 1994 rate order. The Commission's original order authorized the Company to increase its base rates by a total of $25.4 million in two steps: an increase of $23.2 million effective March 16, 1994 and an increase of $2.2 million effective June 5, 1994. The order on reconsideration authorized an additional "step 2" base rate increase of $1.3 million resulting in a total base rate increase of $26.7 million. Of the "step 2" increase, $3 million was contingent on the June 1, 1994 in-service date of the final segment of a 500 kilovolt transmission line which provides links in the transmission systems of the Company, Baltimore Gas and Electric Company and Virginia Power. This transmission line segment was placed in service prior to June 1, 1994. The authorized rates are based on a 9.05% rate of return on average rate base, including an 11% return on common stock equity. Prior to the order, the Company had filed updated cost of service data which demonstrated a need for $55.4 million increase in District of Columbia base rate revenue, based upon the requested return of 9.46% on average rate base including an 11.8% return on common stock equity.

      The Commission's rate increase order approved the Company's proposal for including future changes in purchased capacity costs in fuel adjustment billings. In addition, the Commission reversed in longstanding practice of including Electric Plant Held for Future Use in rate base. The Commission also authorized an accounting change for postretirement benefit costs consistent with SFAS No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" and adopted a three-year phase-in approach for inclusion of these increased costs in the Company's rates. In June 1994, the Company established a regulatory asset for the increase in postretirement benefit costs of $.6 million on an after tax basis which will be amortized over a three year period.

      The initial order also reduced the Company's revenue requirement to reflect 20% of the cumulative effect of a 1992 accounting change related to unbilled revenue applicable to the District of Columbia. The Commission's initial decision to adopt an unbilled revenue adjustment, supplemented by its subsequent decisions in response to the Company's application for reconsideration and motion for clarification, has required the Company to establish in June 1994 a regulatory liability of $2.5 million on an after tax basis which will be amortized in 1995 and 1996.

      The Commission's initial decision rejected the Company's proposal to provide rate recognition of DSM costs through a billing surcharge and consistent with prior decisions, included $5.3 million in base rates to recognize DSM program costs without provision for lost revenue between rate cases. In addition, the initial decision and subsequent decisions in response to the Company's application for reconsideration and motion for clarification, disallowed the recovery of 25% of test period DSM program expenditures which required the Company to write off $2.2 million on an after tax basis in June 1994. In its order on reconsideration, the Commission stated that in the future the appropriate forum for consideration for DSM cost recovery would be the Company's least-cost resource planning cases, which the Company files on a two-year cycle. Under this new process, DSM approval and cost recovery will be linked together in the same proceeding. Subsequent to June 1993, the Company has expended through December 31, 1994, approximately $56 million on conservation in the District of Columbia. The Company requested a surcharge mechanism for billing unamortized DSM costs in its June 1994 Least-Cost Planning Case filing.

      In July 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's decisions to disallow the recovery of 25% of test period DSM program expenditures and to reject an adjustment to reflect increases in employee benefit costs. The Company expects to receive an order on appeal in the second quarter of 1995.

Wholesale
---------

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

      SMECO rates were increased by $2.3 million effective January 1, 1995. The rates were increased by $2.6 million and $3.8 million effective January 1, 1994 and 1993, respectively. A rate increase of $4.2 million is scheduled to become effective January 1, 1996.

Interchange of Power
--------------------

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

      Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. The monthly capacity commitment under these agreements, excluding an allocation of fixed operating and maintenance cost, increased from $12,380 per megawatt through 1993 to $18,060 per megawatt, effective January 1, 1994 with provision for escalation in 1999. In addition, effective June 1, 1994 through May 31, 1995, the Company is purchasing 147 megawatts of capacity from Pennsylvania Power and Light Company at a total cost of $3 million.

      The Company has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is $462,000 per month.

COMPETITION
-----------

      The traditional concept of a vertically integrated electric utility industry, with exclusive franchises serving defined areas, is changing.
Market forces, federal regulatory policies and customer demands are creating a more competitive landscape. Although much of the future outlook for the utility industry remains undefined, it is clear that the power generation sector is rapidly moving toward a competitive, commodity-based business, with broader access to utility-owned transmission facilities. The Company believes that it has prepared for these changes.

      The Company has achieved a highly competitive position by developing and emphasizing the strong fundamentals of its core business. A premium has been placed on financial, operating and construction flexibility, which has prepared the Company to operate in the new and changing business environment.

      In 1994, the Company's average price was 6.98 cents per kilowatt-hour, compared with 6.60 cents in 1993 and 6.65 cents in 1985 - a modest 5% increase over the past 10 years. Electricity price comparisons in 1993 of East Coast cities range from a high of 13.3 cents per kilowatt-hour in New York to a low of 6.5 cents in Richmond and 6.3 cents in Raleigh. Based on this comparison, the the Company's rates compare favorably with those of electric utilities serving other East Coast cities.

      The Company's cost of generation is among the lowest on the Eastern Seaboard. The Company's plants are maintained at a high level of availability and their operating efficiency continues to be among the best in the nation. Based on 1993 data, the Company's net investment in generating capacity was only $232 per kilowatt, compared with $380 industrywide. Due to this low generating investment and because of the Company's extensive investment in the underground distribution and transmission network serving the nation's capital, generating assets account for only 38% of total plant investment. This low ratio compares favorably with an industry median of about 50%. In addition, the Company's contracts for purchased power are competitive and no additional generating capacity is foreseen until well into the next decade.

      The Company's investment in transmission plant amounts to approximately 10% of total assets, about the median for the industry. In 1994, the last sections of a 243-mile, 500-kilovolt transmission ring surrounding Washington, D.C. was completed. This loop provides greater reliability for the Company's system and increases access to other utilities and power pools.

      Substantial concern has been expressed over the potential burdens and risks of "stranded investment" as the utility industry makes the transition to a less regulated business. Much of this concern focuses on certain high-cost nuclear and other generating investments that may not be competitive with alternative sources of power. The Company is in a favorable position with its low plant investment per kilowatt. Significantly, approximately 50% of the Company's net plant investment is in distribution system assets, which are not likely to be "stranded" by market developments and which provide a stable revenue base in an evolving business environment.

      In addition, the Company's costs deferred under traditional rate-making conventions - known as "regulatory assets" - are relatively limited. They consist mostly of deferred taxes and other routine deferrals such as those associated with conservation programs and changes in fuel costs. Consequently, the Company does not expect significant "regulatory asset" burdens.

      With a significant federal presence, a well-educated and affluent population, and a total absence of heavy industry, the Washington metropolitan area is unique among America's major markets. The Company's nonresidential load consists principally of commercial office buildings. The Company does not have large customers with energy-intensive operations, which would be vulnerable in a more open marketplace.

      Additional information concerning competition is presented in Management's Discussion and Analysis incorporated by reference in Item 7.

ENVIRONMENTAL MATTERS
---------------------
General
-------

      The Company is subject to federal, state and local legislation and regulation with respect to environmental matters, including air and water quality and the handling of solid and hazardous waste. Air quality requirements relate to both ambient air quality and emissions from facilities, including particulate matter, sulfur dioxide, nitrogen oxides, carbon monoxide, volatile organic compounds and visible emissions. Water quality requirements relate to intake and discharge of water from facilities, including water used for cooling purposes in electric generating facilities. Waste requirements relate to the generation, treatment, storage, transportation and disposal of specified wastes. Compliance with such requirements may limit or prevent certain operations or substantially increase the cost of construction and operation of the Company's existing and future generating installations. The Company has expended approximately $546 million through December 31, 1994, for the construction of pollution control facilities. The $544 million 1995-1999 construction program for generating facilities includes estimated provision for pollution control facilities, including expenditures for CAA compliance, of $47 million for 1995, $17 million for 1996, $43 million for 1997, $58 million for 1998 and $59 million for 1999. The Company is unable to predict the future course of environmental regulations generally, the manner in which compliance with such regulations will be required, the availability of technology to meet such regulations and any budget amendments which may be required to recognize the costs which may ultimately be associated with such compliance.

Air Quality
-----------

      Under authority of the Clean Air Act of 1970, as amended, the U.S. Environmental Protection Agency (EPA) has issued national primary and secondary standards for the following air pollutants: sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide, ozone and lead. The EPA has also enacted regulations designed to prevent significant deterioration of air quality in areas where air quality levels are better than the secondary ambient air quality standards. The appropriate agencies in Maryland, the District of Columbia and Virginia have issued regulations designed to implement EPA's standards and regulations.

      In 1990, Congress enacted amendments to the CAA that require the reduction of sulfur dioxide and nitrogen oxides emissions from electric generating units. The Company cannot fully predict the financial and operating effects of this new legislation until all of the related implementing regulations are adopted by EPA and by appropriate agencies in each of the jurisdictions where the Company's generating facilities are located. However, the Company has developed cost-effective plans for complying with the CAA to achieve prescribed standards in two phases. The Company anticipates CAA related capital expenditures totaling $165 million over the next five years. The plans call for replacement of boiler burner equipment for nitrogen oxides emissions control, the use of lower-sulfur fuel and cofiring with natural gas at selected baseload plants. The CAA allows companies to achieve required emission levels by using a market-based emission allowance trading system. If economical, emission allowances may be purchased in lieu of burning lower-sulfur fuel.

      Maryland, the District of Columbia and Northern Virginia are members of the Ozone Transport Commission, established by the CAA for the purpose of developing a regional solution to attainment of the ambient ozone standard in the northeastern United States. Those states are currently preparing rules under Title I of the CAA which will require the retrofit of existing generating units with Reasonably Available Control Technology (RACT) for nitrogen oxides control by mid-1995. The Company has developed a plan whereby the nitrogen oxides reductions already planned to be achieved by PEPCO under Title IV of the CAA will also satisfy the states' requirements for RACT. This plan will be undergoing regulatory review and implementation during 1995.

      The Company is unaware in any respect in which its generating stations are not presently in compliance with federal and state air quality regulations, with the exception of visible emissions from the Dickerson Station and Chalk Point Units 3 and 4. Recognizing that the specified units cannot continuously satisfy their applicable standards, the Company is working with Maryland regulators to establish revised visible emissions standards for the Dickerson units and a plan of compliance for the Chalk Point units.

Water Quality
-------------

      The Company's generating stations operate under National Pollutant Discharge Elimination System (NPDES) permits. NPDES renewal applications submitted in December 1991 for the Dickerson station, March 1992 for the Chalk Point station, April 1993 for the Buzzard Point station and July 1993 for the Benning station are pending. NPDES permits were issued for the Potomac River station in February 1994 and for the Morgantown station in February 1995.

      The Maryland Department of the Environment promulgated regulations effective April 16, 1990 that, among other things, set numeric criteria for toxic substances in surface waters. These criteria, if incorporated into the NPDES permits for the Company's Chalk Point, Morgantown and Dickerson generating stations, had the potential to cause the Company to incur significant costs to achieve compliance. The Company, in conjunction with other utilities, industrial companies, and the Maryland Chamber of Commerce, filed a suit in May 1990 that challenged the validity of the regulations. The parties entered into a settlement agreement and revised regulations were adopted on May 6, 1993 in accordance with the settlement agreement. These revised regulations received EPA approval and the suit filed in the Circuit Court for Baltimore City was subsequently dismissed on July 25, 1994. It is currently not anticipated that these regulations will result in any significant adverse economic impact on the Company.

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

Toxic Substances
----------------

      The Company was notified by the EPA on December 18, 1987, that it, along with five other utilities and eight non-utilities, is a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), in connection with the polychlorinated biphenyl compounds (PCBs) contamination of soil, ground water and surface water occurring at a Philadelphia, Pennsylvania site owned by an unaffiliated company. Additional PRPs have since been identified and the number is continuously subject to change. In the early 1970s, the Company sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) was submitted to the EPA. Pursuant to an agreement among the participating PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS, including legal fees, are currently estimated to be $5.6 million. The Company has paid $836,000 to date. The report includes a number of possible remedies, the estimated costs of which range from $2 million to $90 million. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. While a remedy near the lower end of the range is possible, the Company cannot predict what remedy may be acceptable to the EPA. To date, the Company has accrued approximately $1.7 million for its share of this contingency.

      On September 19, 1989, an unaffiliated company, the Richmond, Fredericksburg and Potomac Railroad (RF&P), requested the Company to participate in the investigation and remediation of a 3-acre site in Arlington, Virginia owned by RF&P at which it is alleged that soil and groundwater have been contaminated by PCB compounds. Subsequently, the Virginia Department of Waste Management requested information from the Company related to transformers which may have been sold or sent to the site operator. On December 7, 1990, a Summons and Complaint filed by RF&P in the United States District Court for the Eastern District of Virginia against the Company and seven other defendants was received. The Complaint alleges that the defendant site operator released PCBs and other hazardous substances at the site during the course of its operation, and that the sole source of PCBs and other hazardous substances is from the defendant operator's operations and from transformers and capacitors supplied by other defendants. Subsequently, additional defendants were added to the Complaint. The Complaint seeks contribution and other equitable remedies for remediation of the site. In

October 1993, the parties reached, and the Court approved, a settlement subject to confirmation by additional site testing that remediation can be accomplished at or below, and that no regulatory authority will require a remediation which exceeds, approximately $4 million.

      During 1993, the Company and two other PRPs completed a removal action at a site in Harmony, West Virginia pursuant to an Administrative Order (AO) issued by the EPA. Approximately $3 million (of which the Company has paid one-third, subject to possible reallocation) was expended on the removal action, which the EPA has stated is in compliance with the AO. The Company and two other PRPs have entered into settlements with third parties to recover approximately $2.4 million of this cost. EPA oversight costs, which are not expected to be material, have not yet been assessed. While compliance with the AO has been completed, the Company cannot determine whether it will be subject to any future liability with respect to the site.

      During 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Cases." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the filings, a number of the individual suits have been disposed of without any payment by the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

Solid and Hazardous Waste
-------------------------

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

LABOR
-----

      The Company has a labor contract expiring May 31, 1996, with Local 1900 of the International Brotherhood of Electrical Workers which represents 2,912 of the Company's 4,863 employees.

      In September 1994, the Company announced a Voluntary Severance Program
(VSP), which offered incentive payments to full-time employees based upon years of service, to voluntarily sever employment no later than the first quarter of 1995. Approximately 340 employees will participate in the VSP. During January 1995, $7.4 million in severance costs was expensed. The VSP will result in annual savings of more than $15 million. Including this reduction, the Company's workforce has declined by more than 700 employees, or 14%, since 1989.

NONUTILITY SUBSIDIARY
---------------------

      Potomac Capital Investment Corporation (PCI), the Company's principal wholly owned subsidiary, was formed in late 1983 to provide a vehicle for ongoing nonutility investment business. PCI's objective is to provide an annual supplement to utility earnings and to build long-term shareholder value.

      At December 31, 1994, PCI's assets totaled $1.7 billion, including $954.4 million in finance and operating equipment leases and $473.6 million in marketable securities, principally investment grade sinking fund preferred stock. The Company's equity investment in PCI was $271.1 million, including $149.3 million of subsidiary retained earnings. Additional financial information concerning assets, income, expenses and net earnings is presented in the consolidated financial statements incorporated by reference in Item 8.

      PCI's equipment-leasing portfolio consists primarily of wide-body commercial aircraft. Income from leasing activities includes rental and interest income, gains on asset sales and service fees. At December 31, 1994, a portion ($263 million carrying value) of PCI's aircraft leasing portfolio consisted of equipment not on lease (four L-1011 aircraft returned by TWA when leases expired in November 1994) and equipment on short-term, and in some cases, usage-based operating leases with monthly rentals and maintenance payments dependent upon hours used. Under these leases, PCI is responsible for future operating and maintenance expenses exceeding amounts provided therefor by lessees. Most of the usage-based and short-term leases include provisions for early termination by PCI if more favorable transactions become available. In January 1995, because of the lessee's inability to make timely rental payments and to satisfy other lease obligations, Fortunair Canada returned one B747 aircraft previously under short-term lease. PCI is continuing to seek new leases with more favorable terms or to sell the equipment on satisfactory terms. In January 1995, Continental Airlines (Continental) announced its intention to seek the early termination of its A-300 aircraft leases and the reduction of rental payments due under certain leases of other widebody aircraft. Pending discussions with lessors, Continental has indicated that it will not be making full payments to such lessors as required by the terms of its contracts. Beginning in February 1995, Continental unilaterally reduced, by approximately 50%, the amounts of rent paid to PCI for the lease of one A-300 aircraft and six DC-10-30 aircraft (two of which are owned jointly with another investor). Continental also has informed PCI that, during 1995, it intends to take out of service and further reduce the rent payments for the lease of the A-300 aircraft. Continental is seeking temporary rent deferrals for the contractual rents due on the DC-10-30 aircraft. PCI has declared Continental to be in default of its obligations under the A-300 and DC-10-30 leases and has reserved the right to exercise the default remedies available under the leases, including repossession of the aircraft and acceleration and recovery of the present value of the full rents due during the remainder of the lease terms. PCI has informed Continental that it expects all lease obligations to be satisfied in full, and currently is discussing with Continental the payment terms and schedule for the unpaid balance of rents due from Continental under the leases of the DC-10-30 aircraft and compensation to be paid for the return of the A-300 aircraft prior to the scheduled end of its lease term. Additional information concerning leasing activities is presented in Management's Discussion and Analysis incorporated by reference in Item 7.

      PCI's aircraft leasing business has been affected adversely by a lengthy economic downturn in the airline industry. There can be no assurance that a recovery will occur or as to the nature, extent or timing of any such recovery. Accordingly, management is evaluating business strategies to improve the overall performance of PCI's aircraft equipment operating lease portfolio, including actions which could have a non-recurring material adverse impact on the Company's earnings for 1995.

      PCI's real estate activity consists of real estate projects and holdings in the Washington metropolitan area. PCI also owns leasehold interests in oil and natural gas producing properties in Texas.

Part I
------
Item 2  PROPERTIES
------  ----------
                                                                          Megawatts of Net Capability
                                                              Steam       ---------------------------      Net Megawatt-
                                                             Generation      Steam        Combustion     Hours Generated
Generating Station                 Location                 Primary Fuel   Generation     Turbine<F1>        in 1994
------------------ --------------------------------------- -------------- ------------   ------------    ---------------
                                                                                                            (Thousands)

Benning            Benning Road and Anacostia River, N.E.     No. 4 Oil           550              -                255
                     Washington, D.C.

Buzzard Point      1st and V Streets, S.W.                         -                -            256                 19
                     Washington, D.C.

Potomac River      Bashford Lane and Potomac River              Coal              482              -              2,109
                     Alexandria, Virginia

Dickerson          Potomac River, South of Little Monocacy      Coal              546            291              3,311
                     River, Dickerson, Maryland

Chalk Point        Patuxent River at Swanson Creek              Coal/           1,907            516 <F2>         6,235
                     Aquasco, Maryland                      Residual Oil/
                                                             Natural Gas

Morgantown         Potomac River, South of Route 301            Coal/           1,164            248              6,327
                     Newburg, Maryland                      Residual Oil
                                                                          -----------    -----------        -----------
  Total - Wholly owned Units                                                    4,649          1,311             18,256

Conemaugh          Indiana County, Pennsylvania                 Coal              165              1              1,064
                                                                          -----------    -----------        -----------
  Total - All Stations Operated                                                 4,814          1,312             19,320
                                                                                                            ===========
Purchased Capacity
  Ohio Edision <F3>                                                               450              -              2,957
                                                                                                            ===========
  Other <F4>                                                                      147              -
                                                                          -----------    -----------
  Total System                                                                  5,411          1,312
                                                                          ===========    ===========

All of the above properties are held in fee, but as to Conemaugh, the
Company holds a 9.72% undivided interest as a    tenant in common.

<F1>Combustion turbines burn No. 2 fuel oil and certain units can also burn natural gas.
<F2>Includes 84 megawatts supplied by a combustion turbine owned by SMECO and operated by the Company.
<F3>Generating capacity under long-term agreements with Ohio Edison and
    Allegheny Power System.
<F4>A one-year agreement with Pennsylvania Power and Light Company which became effective June 1, 1994.
                                                                 26


      The five steam-electric generating stations, together with combustion turbines, had an aggregate net capability at December 31, 1994, of 5,960 megawatts (including the 84 megawatt combustion turbine owned by SMECO at the Company's Chalk Point Generating Station), assuming all units are available for service at the time and for the usual duration of the system peak (which occurs in the summer). The Company also has 166 megawatts of net capability available from its 9.72% undivided interest in a mine-mouth, steam-electric generating station known as the Conemaugh Generating Station, located in Indiana County, Pennsylvania, which it owns with eight other utilities as tenants in common. The Company also receives generating capacity and associated energy from Ohio Edison under its 1987 long-term agreements with Ohio Edison and APS. The agreements, which provide for 450 megawatts of capacity and associated energy, are expected to continue at that level through the year 2005. The net 60-minute peak load in 1994 was 5,660 megawatts, which occurred on July 6, 1994, and was 1.9% below the all-time summer peak demand of 5,769 megawatts. To meet the 1994 summer peak demand, the Company also had 256 megawatts available from its dispatchable energy use management programs. For additional information regarding the Company's net generating capability, see "Construction Program" and "Fuel" under Item 1 - Business.

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

Item 3    LEGAL PROCEEDINGS
------    -----------------

      For information regarding pending environmental legal proceedings, see "Environmental Matters" under Item 1 - Business.

      The Company was a defendant in employment discrimination litigation which was pending in the United States District Court for the District of Columbia. In February 1993, the parties to the case reached tentative settlement of the claims and, in April 1993, the Company paid $38.26 million into a trust fund pursuant to the terms of the Agreement. The funds will be disbursed from the trust fund to certain covered classes of current and former employees and applicants for employment and to cover the plaintiffs' legal and expert fees and costs. The Court approved the settlement agreement, effective in July 1993. The Company received insurance payments of $13.5 million in October 1993 and $24 million in January 1994, bringing the total recovered from insurance companies to $37.5 million. At December 31, 1993, approximately $.8 million was charged to non-operating expense. Subsequently, in November 1994, the Company received an additional insurance recovery of $.8 million which was treated as a credit to amounts previously charged to non-operating expense.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

      None.

Part II
-------
Item 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
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

                                      Dividends              Price Range
                   Period             Per Share            High       Low
           ---------------------   ---------------       --------  ---------

           1994:
             First Quarter......   $.415                 $26-5/8   $21-3/4
             Second Quarter.....    .415                  23-1/2    18-1/2
             Third Quarter......    .415                  21-1/2    18-3/8
             Fourth Quarter.....    .415     $1.66        19-3/4    18-1/4

           1993:
             First Quarter......   $.41                  $26-1/2   $23-7/8
             Second Quarter.....    .41                   27-3/8    25-5/8
             Third Quarter......    .41                   28-7/8    27-1/8
             Fourth Quarter.....    .41      $1.64        28-3/4    24-5/8


      The number of holders of Common Stock was 104,047 at March 7, 1995 and 96,638 at December 31, 1994.

      There were 118,248,594 and 118,248,103 shares of the Company's $1 par value Common Stock outstanding at March 7, 1995, and December 31, 1994, respectively. A total of 200 million shares is authorized.

      At its January 1995 meeting, the Company's Board of Directors declared a quarterly dividend on Common Stock of 41-1/2 cents per share continuing the $1.66 annual dividend rate set in January 1994. The dividend is payable March 31, 1995, to shareholders of record on February 27, 1995.

Item 6    SELECTED FINANCIAL DATA
------    -----------------------

      The information required by Item 6 is incorporated herein by reference to "Selected Consolidated Financial Data" in the Financial Information of the Company's 1994 Annual Report to shareholders.

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

      The information required by Item 7 is incorporated herein by reference to the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" in the Financial Information section of the Company's 1994 Annual Report to shareholders.

      See "Nonutility Subsidiary" under Item 1 - Business for an update to the discussion of the Company's nonutility subsidiary, including developments relating to the subsidiary's aircraft leasing portfolio.

      See "Rates" under Item 1 - Business for an update to the discussion of the Company's base rate proceeding in the District of Columbia.

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 26, 1995, and supplementary data from the Company's 1994 Annual Report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8 and 9, the 1994 Annual Report to shareholders is not deemed filed as part of this Form 10-K Annual Report.

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      None.


Part III
--------
Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

      The information required by Item 10 with regard to Directors of the registrant is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 17, 1995.

      Information with regard to the executive officers of the registrant as of March 7, 1995, is as follows:

                                                                Served in
                                                              such position
        Name                      Position               Age      since
--------------------   --------------------------------  ---  -------------

Edward F. Mitchell     Chairman of the Board and Chief
                         Executive Officer                63      1992 (1)

John M. Derrick Jr.    President and Chief Operating
                         Officer and Director             54      1992 (2)

H. Lowell Davis        Vice Chairman and Chief Financial
                         Officer and Director             62      1983

Paul Dragoumis         Executive Vice President           60      1989

William T. Torgerson   Senior Vice President, General
                         Counsel and Secretary            50      1994 (3)

Dennis R. Wraase       Senior Vice President -
                         Finance and Accounting           50      1992 (4)

Iraline G. Barnes      Vice President - Corporate         47      1990 (5)
                         Relations

Earl K. Chism          Vice President and Comptroller     59      1994 (6)

Kirk J. Emge           Vice President - Regulatory
                         Law                              45      1994 (7)

Susann D. Felton       Vice President - Materials         46      1992 (8)

William R. Gee Jr.     Vice President - System
                         Engineering                      54      1991 (9)

Robert C. Grantley     Vice President - Customers
                         and Community Relations          46      1989

Anthony J. Kamerick    Vice President and Treasurer       47      1994 (10)


                                                                Served in
                                                              such position
        Name                      Position               Age      since
--------------------   --------------------------------  ---  -------------

Anthony S. Macerollo   Vice President - Corporate
                         Administration and Services      53      1989

Eddie R. Mayberry      Vice President - Market
                         Planning and Policy              47      1993 (11)

John D. McCallum       Vice President - Corporate Tax     45      1992 (12)

James S. Potts         Vice President - Environment       49      1993 (13)

William J. Sim         Vice President - Power Supply
                         and Delivery                     50      1991 (14)

Andrew W. Williams     Vice President - Energy and
                         Market Policy and Development    45      1989

None of the above persons has a "family relationship" with any other officer listed or with any director or nominee for director.

      The term of office for each of the above persons is from April 27, 1994 to April 26, 1995.

 (1) Mr. Mitchell was elected to the position of Chairman of the Board on December 21, 1992. He was elected Chief Executive Officer effective September 1, 1989.

 (2) Mr. Derrick was elected to the position of President on December 21, 1992. He was elected Executive Vice President and Chief Operating Officer on July 27, 1989.

 (3) Mr. Torgerson was elected Senior Vice Present and General Counsel on April 27, 1994. He was elected Secretary effective August 22, 1994. Prior to 1994 he held the position of Vice President and General Counsel.

 (4) Mr. Wraase was elected to his present position on April 22, 1992. He was elected Senior Vice President and Comptroller on July 27, 1989.

 (5) Mrs. Barnes was elected to her present position effective April 1, 1990. Prior to that time she served as Associate Judge of the Superior Court of the District of Columbia for ten years.

 (6)  Mr. Chism was elected to his present position on April 27, 1994.
      Prior to that time he held the position of Vice President and Treasurer since July 1989.


 (7) Mr. Emge was elected to his present position on April 27, 1994. Prior to that time he held the position of Deputy General Counsel.

 (8) Ms. Felton was elected to her present position on April 22, 1992. Prior to that time she held the position of Manager, Materials.

 (9) Mr. Gee was elected to his present position on April 24, 1991. Prior to that time he held the position of Vice President - Generating Engineering and Construction, since 1989.

(10) Mr. Kamerick was elected to his present position on April 27, 1994. Prior to that time he held the position of Comptroller from 1992 to 1994. Prior to 1992 he held the position of Assistant Comptroller.

(11) Dr. Mayberry was elected to his present position on April 28, 1993. Prior to that time he held the position of Manager, Market Planning and Policy, since 1989.

(12) Mr. McCallum was elected to his present position on April 22, 1992. Prior to that time he held the position of Assistant Comptroller.

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

Item 11   EXECUTIVE COMPENSATION
-------   ----------------------

      The information required by Item 11 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 17, 1995.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

      The information required by Item 12 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 17, 1995.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

      None.


Part IV
-------
Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------   --------------------------------------------------------------

(a)       Documents List
          --------------

1.  Financial Statements

      The following documents are filed as part of this report as incorporated herein by reference from the indicated pages of the Company's 1994 Annual Report.

                                              Reference (Page)
                                              ----------------
                                                            Form 10-K
                                       Annual Report      Annual Report
                                      to Shareholders      Exhibit 13
                                      ---------------     -------------

      Consolidated Statements of
        Earnings - for the years
        ended December 31, 1994,
        1993 and 1992                        15               28

      Consolidated Balance Sheets -
        December 31, 1994 and 1993          16-17            29-30

      Consolidated Statements of
        Cash Flows - for the years
        ended December 31, 1994,
        1993 and 1992                        18               31

      Notes to Consolidated Financial
        Statements                          19-30            32-69

      Report of Independent Accountants      31               27

2.  Financial Statement Schedule

      Unaudited supplementary data entitled "Quarterly Financial Summary (Unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 16).

      Schedule VIII (Valuation and Qualifying Accounts) and the Report of Independent Accountants on Consolidated Financial Statement Schedule is submitted pursuant to Item 14(d).



All other schedules are omitted because they are not applicable, or the required information is presented in the financial statements.

3. Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).

Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

3-A       Charter of the Company..............  Filed herewith.

3-B       By-Laws of the Company..............  Filed herewith.

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

          Supplemental Indentures, to the
          aforesaid Mortgage and Deed of
          Trust, dated -
            December 1, 1939 and December
            10, 1939..........................  Exhs. A & B to Form 8-K,
                                                1/3/40.
          August 1, 1940......................  Exh. A to Form 8-K, 9/25/40.

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
                                                4/13/49.



Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         May 1, 1949.........................  Exh. 7-B to Post-Effective
(cont.)                                         Amendment No. 1,
                                                5/10/49, to Registration
                                                Statement No. 2-7948.
          December 31, 1949...................  Exh. (a)-1 to Form 8-K,
                                                2/8/50.
          May 1, 1950.........................  Exh. 7-B to Amendment No. 2,
                                                5/8/50, to Registration
                                                Statement No. 2-8430.
          February 15, 1951...................  Exh. (a) to Form 8-K, 3/9/51.

          March 1, 1952.......................  Exh. 4-C to Post-Effective
                                                Amendment No. 1, 3/12/52,
                                                to Registration Statement
                                                No. 2-9435.
          February 16, 1953...................  Exh. (a)-1 to Form 8-K,
                                                3/5/53.
          May 15, 1953........................  Exh. 4-C to Post-Effective
                                                Amendment No. 1, 5/26/53,
                                                to Registration Statement
                                                No. 2-10246.
          March 15, 1954 and March 15,
          1955................................  Exh. 4-B to Registration
                                                Statement No. 2-11627,
                                                5/2/55.
          May 16, 1955........................  Exh. A to Form 8-K, 7/6/55.

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
                                                4/24/61.


Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         May 1, 1962.........................  Exh. 2-B to Registration
(cont.)                                         Statement No. 2-21037,
                                                1/25/63.
          February 15, 1963...................  Exh. A to Form 8-K, 3/4/63.
          May 1, 1963.........................  Exh. 4-B to Registration
                                                Statement No. 2-21961,
                                                12/19/63.
          April 23, 1964......................  Exh. 2-B to Registration
                                                Statement No. 2-22344,
                                                4/24/64.
          May 15, 1964........................  Exh. A to Form 8-K, 6/2/64.

          May 3, 1965.........................  Exh. 2-B to Registration
                                                Statement No. 2-24655,
                                                3/16/66.
          April 1, 1966.......................  Exh. A to Form 10-K, 4/21/66.
          June 1, 1966........................  Exh. 1 to Form 10-K, 4/11/67.
          April 28, 1967......................  Exh. 2-B to Post-Effective
                                                Amendment No. 1 to
                                                Registration Statement No.
                                                2-26356, 5/3/67.
          May 1, 1967.........................  Exh. A to Form 8-K, 6/1/67.
          July 3, 1967........................  Exh. 2-B to Registration
                                                Statement No. 2-28080,
                                                1/25/68.
          February 15, 1968...................  Exh. II-I to Form 8-K, 3/7/68.
          May 1, 1968.........................  Exh. 2-B to Registration
                                                Statement No. 2-31896,
                                                2/28/69.
          March 15, 1969......................  Exh. A-2 to Form 8-K, 4/8/69.
          June 16, 1969.......................  Exh. 2-B to Registration
                                                Statement No. 2-36094,
                                                1/27/70.
          February 15, 1970...................  Exh. A-2 to Form 8-K, 3/9/70.
          May 15, 1970........................  Exh. 2-B to Registration
                                                Statement No. 2-38038,
                                                7/27/70.
          August 15, 1970.....................  Exh. 2-D to Registration
                                                Statement No. 2-38038,
                                                7/27/70.
          September 1, 1971...................  Exh. 2-C to Registration
                                                Statement No. 2-45591, 9/1/72.
          September 15, 1972..................  Exh. 2-E to Registration
                                                Statement No. 2-45591, 9/1/72.
          April 1, 1973.......................  Exh. A to Form 8-K, 5/9/73.
          January 2, 1974.....................  Exh. 2-D to Registration
                                                Statement No. 2-49803,
                                                12/5/73.

Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         August 15, 1974.....................  Exhs. 2-G and 2-H to
(cont.)                                         Amendment No. 1 to
                                                Registration Statement
                                                No. 2-51698, 8/14/74.
          June 15, 1977.......................  Exh. 4-A to Form 10-K,
                                                3/19/81.
          July 1, 1979........................  Exh. 4-B to Form 10-K,
                                                3/19/81.
          June 16, 1981.......................  Exh. 4-A to Form 10-K,
                                                3/19/82.
          June 17, 1981.......................  Exh. 2 to Amendment No. 1,
                                                6/18/81, to Form 8-A.
          December 1, 1981....................  Exh. 4-C to Form 10-K,
                                                3/19/82.
          August 1, 1982......................  Exh. 4-C to Amendment No. 1
                                                to Registration Statement
                                                No. 2-78731, 8/17/82.
          October 1, 1982.....................  Exh. 4 to Form 8-K, 11/8/82.

          April 15, 1983......................  Exh. 4 to Form 10-K, 3/23/84.

          November 1, 1985....................  Exh. 2-B to Form 8-A, 11/1/85.

          March 1, 1986.......................  Exh. 4 to Form 10-K, 3/28/86.
          November 1, 1986....................  Exh. 2-B to Form 8-A, 11/5/86.

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
                                                8/11/93.


Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         August 20, 1993.....................  Exh. 4.4 to Registration
(cont.)                                         Statement No. 33-50377,
                                                9/23/93.
          September 29, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          September 30, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          October 1, 1993.....................  Exh. 4 to Form 10-K, 3/25/94.
          February 10, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          February 11, 1994...................  Exh. 4 to Form 10-K, 3/25/94.

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

10        Agreement, effective July 23, 1993,
          between the Company and the
          International Brotherhood of
          Electrical Workers (Local Union
          #1900)..............................  Exh. 10 to Form 10-Q, 7/30/93.



Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

**11      Computation of Earnings Per
            Common Share......................  Filed herewith.

**12      Computation of Ratios...............  Filed herewith.

13        Financial Information Section of
            Annual Report ....................  Filed herewith.

**21      Subsidiaries of the Registrant......  Filed herewith.

**23      Consent of Independent Accountants..  Filed herewith.


 *The exhibits referred to in this column by specific designations and date have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated herein by reference. The Forms 8-A, 8-K and 10-K referred to were filed by the Company under the Commission's File No. 1-1072 and the Registration Statements referred to are registration statements of the Company.

**These exhibits are submitted pursuant to Item 14(c).

(b)   Reports on Form 8-K
      -------------------

      None.



                                      POTOMAC ELECTRIC POWER COMPANY
                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                Col. A                         Col. B              Col. C               Col. D        Col. E
                ------                         ------              ------               ------        ------

                                                                  Additions
                                               Balance    -------------------------                   Balance
                                                  at      Charged to   Charged to                       at
                                              Beginning    Costs and      Other                         End
             Description                      of Period    Expenses    Accounts<F1>  Deductions<F2>  of Period
-------------------------------------------   ---------   ----------   -----------   -------------   ---------
                                                                 (Thousands of Dollars)

Year Ended December 31, 1994
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   3,048   $    6,967   $       893   $      (8,176)  $   2,732
      Nonutility subsidiary                   $       -   $    5,000   $         -   $           -   $   5,000


Year Ended December 31, 1993
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   2,709   $    6,451   $       658   $      (6,770)  $   3,048
      Nonutility subsidiary                   $       -   $        -   $         -   $           -   $       -


Year Ended December 31, 1992
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   3,115   $    5,753   $       836   $      (6,995)  $   2,709
      Nonutility subsidiary                   $       -   $        -   $         -   $           -   $       -


<F1>Collection of accounts previously written off.
<F2>Uncollectible accounts written off.





                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 24th day of March, 1995.

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

(i)    Principal Executive Officers

       /s/    E. F. Mitchell
       ---------------------------      Chairman of the Board and
          (Edward F. Mitchell)          Chief Executive Officer


       /s/   John M. Derrick Jr.
       ---------------------------      President and Director
           (John M. Derrick Jr.)


(ii)   Principal Financial Officer

       /s/    H. L. Davis
       ---------------------------      Vice Chairman and Chief
            (H. Lowell Davis)           Financial Officer and Director


(iii)  Principal Accounting Officer

       /s/    D. R. Wraase
       ---------------------------      Senior Vice President
            (Dennis R. Wraase)          Finance and Accounting


                                                              March 24, 1995




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


      /s/ Ann D. McLaughlin
      -------------------------             Director
         (Ann D. McLaughlin)


      /s/ Peter F. O'Malley
      -------------------------             Director
         (Peter F. O'Malley)


      /s/  Louis A. Simpson
      -------------------------             Director
          (Louis A. Simpson)


      /s/  W. Reid Thompson
      -------------------------             Director
          (W. Reid Thompson)



                                                            March 24, 1995

Exhibit 11         Computations of Earnings Per Common Share <F1>
----------         ------------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for each of the years 1994, 1993 and 1992:



                                                   1994            1993            1992
                                               ------------    ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                              118,005,847     115,639,668     112,389,698
                                               ============    ============    ============

Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                    118,005,847     115,639,668     112,389,698

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                              48,110          51,967          57,542

    Conversion of 7% Convertible
      Debentures                                  2,531,244       2,546,858       2,603,912

    Conversion of 5% Convertible
      Debentures                                  3,392,500       3,392,500       1,130,833
                                               ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                     123,977,701     121,630,993     116,181,985
                                               ============    ============    ============

Earnings applicable to common
  stock, before cumulative effect
  of accounting change                         $210,725,000    $225,324,000    $186,368,000

Cumulative effect of accounting
  change, net of income taxes                             -               -      16,022,000
                                               ------------    ------------    ------------
Earnings applicable to common stock,
  as reported                                   210,725,000     225,324,000     202,390,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock                  20,000          22,000          24,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                      6,537,000       6,548,000       4,303,000
                                               ------------    ------------    ------------
Earnings applicable to common stock,
  including cumulative effect of
  accounting change and assuming
  conversion of convertible securities         $217,282,000    $231,894,000    $206,717,000
                                               ============    ============    ============

Primary earnings per common share
  Before cumulative effect                            $1.79           $1.95           $1.66
  Cumulative effect                                       -               -            0.14
                                                      -----           -----           -----
    Total                                             $1.79           $1.95           $1.80
                                                      =====           =====           =====

Fully diluted earnings per common share
  Before cumulative effect                            $1.75           $1.91           $1.64
  Cumulative effect                                       -               -            0.14
                                                      -----           -----           -----
    Total                                             $1.75           $1.91           $1.78
                                                      =====           =====           =====

<F1>This calculation is submitted in accordance with Regulation S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB No. 15 because it results in dilution of less than 3%.

Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1994 through 1990 on the basis of parent company operations only, are as follows.



                                                         For The Year Ended December 31,
                                              -----------------------------------------------------

                                                1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------
                                                              (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $208,074   $216,478   $172,599   $186,813   $165,199
Taxes based on income                          116,648    107,223     76,965     80,988     70,962
                                              --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         324,722    323,701    249,564    267,801    236,161
                                              --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             139,210    141,393    138,097    138,512    127,386
  Interest factor in rentals                     6,300      5,859      6,140      5,690      4,237
                                              --------   --------   --------   --------   --------

Total fixed charges                            145,510    147,252    144,237    144,202    131,623
                                              --------   --------   --------   --------   --------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $470,232   $470,953   $393,801   $412,003   $367,784
                                              ========   ========   ========   ========   ========

Coverage of fixed charges                         3.23       3.20       2.73       2.86       2.79
                                                  ====       ====       ====       ====       ====


Preferred dividend requirements                $16,437    $16,255    $14,392    $12,298    $10,598
                                              --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.56       1.50       1.45       1.43       1.43
                                                  ----       ----       ----       ----       ----

Preferred dividend factor                      $25,642    $24,383    $20,868    $17,586    $15,155
                                              --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $171,152   $171,635   $165,105   $161,788   $146,778
                                              ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.75       2.74       2.39       2.55       2.51
                                                  ====       ====       ====       ====       ====

Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1994 through 1990 on a fully consolidated basis are as follows.




                                                         For The Year Ended December 31,
                                              -----------------------------------------------------

                                                1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------
                                                              (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $227,162   $241,579   $200,760   $210,164   $170,234
Taxes based on income                           93,953     62,145     79,481     80,737     63,360
                                              --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         321,115    303,724    280,241    290,901    233,594
                                              --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             224,514    221,312    226,453    225,323    199,469
  Interest factor in rentals                     9,938      9,257      6,599      6,080      4,559
                                              --------   --------   --------   --------   --------

Total fixed charges                            234,452    230,569    233,052    231,403    204,028
                                              --------   --------   --------   --------   --------

Nonutility subsidiary capitalized interest        (521)    (2,059)    (2,200)    (6,542)         -
                                              --------   --------   --------   --------   --------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $555,046   $532,234   $511,093   $515,762   $437,622
                                              ========   ========   ========   ========   ========

Coverage of fixed charges                         2.37       2.31       2.19       2.23       2.14
                                                  ====       ====       ====       ====       ====


Preferred dividend requirements                $16,437    $16,255    $14,392    $12,298    $10,598
                                              --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.41       1.26       1.40       1.38       1.37
                                                  ----       ----       ----       ----       ----

Preferred dividend factor                      $23,176    $20,481    $20,149    $16,971    $14,519
                                              --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $257,628   $251,050   $253,201   $248,374   $218,547
                                              ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.15       2.12       2.02       2.08       2.00
                                                  ====       ====       ====       ====       ====

Exhibit 21      Subsidiaries of the Registrant
----------      ------------------------------

      The Company has two wholly owned nonutility investment subsidiary companies, Potomac Capital Investment Corporation and PEPCO Enterprises, Inc.,
(PEI) both of which were incorporated in Delaware in 1983. Subsidiaries of PEI and Columbia Gas System, Inc. have formed the Cove Point joint venture partnership discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Exhibit 23      Consent of Independent Accountants
----------      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Numbers 33-36798, 33-53685 and 33-54197) and to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Numbers 33-58810 and 33-50377) of Potomac Electric Power Company of our report dated January 26, 1995 appearing in the Annual Report to shareholders which is also incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Consolidated Financial Statement Schedule, which appears under Item 14(a) of this Form 10-K.





/s/ Price Waterhouse LLP
Washington, D.C.
March 24, 1995


Report of Independent Accountants on Consolidated
-------------------------------------------------
Financial Statement Schedule
----------------------------


January 26, 1995


To the Board of Directors of
Potomac Electric Power Company


Our audits of the consolidated financial statements referred to in our report dated January 26, 1995 appearing in the 1994 Annual Report to shareholders of Potomac Electric Power Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








/s/ Price Waterhouse LLP
Washington, D.C.

