Form 10-Q
period 1995-03-31
POTOMAC ELECTRIC POWER CO
filed 1995-05-01
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                March 31, 1995
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at March 31, 1995
- -------------------------------   -----------------------------
Common Stock, $1 par value                 118,348,594
                        TABLE OF CONTENTS



PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
      (2) Income Taxes.......................................  8
      (3) Capitalization..................................... 11
      (4) Fair Value of Financial Instruments................ 14
      (5) Marketable Securities.............................. 16
      (6) Commitments and Contingencies...................... 18

  Report of Independent Accountants on Review of Interim
    Financial Information.................................... 21

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Results of Operations.................................. 22
      Capital Resources and Liquidity........................ 25
      The Cove Point Joint Venture........................... 26
    Nonutility Subsidiary
      Results of Operations.................................. 26
      Capital Resources and Liquidity........................ 30

PART II - Other Information

  Item 1 - Legal Proceedings................................. 30
  Item 4 - Submission of Matters to a Vote of Security
             Holders......................................... 31
  Item 5 - Other Information
    Other Financing Arrangements............................. 32
    Base Rate Proceedings.................................... 32
    Peak Load, Sales, Conservation and Construction and
      Generating Capacity.................................... 34
    Selected Nonutility Subsidiary Financial Information..... 37
    Statistical Data......................................... 39
  Item 6 - Exhibits and Reports on Form 8-K.................. 40
  Signatures................................................. 40
  Computation of Earnings Per Common Share................... 41
  Computation of Ratios - Parent Company Only................ 42
  Computation of Ratios - Fully Consolidated................. 43
  Independent Accountants Awareness Letter................... 44



                              1

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
- ------  ---------------------------------

                                         POTOMAC ELECTRIC POWER COMPANY
                             Consolidated Statements of Earnings and Retained Income
                                                   (Unaudited)
                             -------------------------------------------------------


                                                      Three Months Ended             Twelve Months Ended
                                                           March 31,                      March 31,
                                                     --------------------          ----------------------
                                                        1995       1994               1995         1994
                                                     ---------  ---------          ----------  ----------
                                                                    (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 361,171  $ 372,595          $1,771,640  $1,739,059
  Other electric revenue                                 2,262      2,315               7,483       7,057
                                                     ---------  ---------          ----------  ----------
    Total Operating Revenue                            363,433    374,910           1,779,123   1,746,116
  Interchange deliveries                                 1,476     18,134              15,816      32,677
                                                     ---------  ---------          ----------  ----------
    Total Revenue                                      364,909    393,044           1,794,939   1,778,793
                                                     ---------  ---------          ----------  ----------
Operating Expenses
  Fuel                                                  83,541    113,132             363,139     379,388
  Purchased energy                                      42,639     39,332             176,691     175,886
  Capacity purchase payments                            32,461     32,559             127,724     105,033
  Other operation                                       58,236     52,279             212,063     210,396
  Maintenance                                           22,827     24,220              91,221      96,986
                                                     ---------  ---------          ----------  ----------
    Total Operation and Maintenance                    239,704    261,522             970,838     967,689
  Depreciation and amortization                         47,660     42,697             184,949     167,115
  Income taxes                                            (421)     3,973             115,465     115,393
  Other taxes                                           47,148     47,516             205,713     203,220
                                                     ---------  ---------          ----------  ----------
    Total Operating Expenses                           334,091    355,708           1,476,965   1,453,417
                                                     ---------  ---------          ----------  ----------
Operating Income                                        30,818     37,336             317,974     325,376
                                                     ---------  ---------          ----------  ----------
Other Income
  Nonutility Subsidiary
    Income                                              33,885     33,009             147,882     141,033
    Expenses, including interest
      and income taxes                                 (38,259)   (30,804)           (135,373)   (115,984)
                                                     ---------  ---------          ----------  ----------
      Net (loss) earnings from
        nonutility subsidiary                           (4,374)     2,205              12,509      25,049
  Allowance for other funds
    used during construction                               355      3,220               6,259      12,826
  Other, net                                             2,890      2,828               4,108       9,474
                                                     ---------  ---------          ----------  ----------
    Total Other Income                                  (1,129)     8,253              22,876      47,349
                                                     ---------  ---------          ----------  ----------
Income Before Utility Interest Charges                  29,689     45,589             340,850     372,725
                                                     ---------  ---------          ----------  ----------
Utility Interest Charges
  Long-term debt                                        32,306     31,486             128,221     132,324
  Other                                                  3,299      2,268              12,840       7,066
  Allowance for borrowed funds
    used during construction                            (1,944)    (2,579)             (8,987)     (9,615)
                                                     ---------  ---------          ----------  ----------
      Net Utility Interest Charges                      33,661     31,175             132,074     129,775
                                                     ---------  ---------          ----------  ----------
Net (Loss) Income                                       (3,972)    14,414             208,776     242,950
Dividends on Preferred Stock                             4,241      4,146              16,532      16,289
                                                     ---------  ---------          ----------  ----------
(Loss) Earnings for Common Stock                        (8,213)    10,268             192,244     226,661

Retained Income at Beginning of Period                 830,524    839,433             797,728     765,043
Dividends on Common Stock                              (49,046)   (48,895)           (195,905)   (191,846)
Subsidiary Marketable Securities Net
  Unrealized Gain (Loss), Net of Tax                    12,527     (3,078)             (8,275)     (2,130)
                                                     ---------  ---------          ----------  ----------
Retained Income at End of Period                     $ 785,792  $ 797,728          $  785,792  $  797,728
                                                     =========  =========          ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,249    117,876             118,098     116,496
(Loss) Earnings Per Common Share                        ($0.07)     $0.09               $1.63       $1.95
Cash Dividends Per Common Share                         $0.415     $0.415              $1.660      $1.645
Book Value Per Share                                                                   $16.16      $16.25
Dividend Payout Ratio                                                                   101.8%       84.4%
Effective Federal Income Tax Rate                                                        25.6%       18.0%





                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                     (Unaudited at March 31, 1995 and 1994)
                                   ------------------------------------------


                                                                  March 31,       December 31,       March 31,
                  ASSETS                                            1995              1994             1994
                  ------                                        -------------    -------------     -------------
                                                                          (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   5,796,930    $   5,765,210     $   5,290,934
  Construction work in progress                                       176,103          147,224           409,304
  Electric plant held for future use                                   18,288           18,041            31,777
  Nonoperating property                                                 7,555            7,556             6,962
                                                                -------------    -------------     -------------
                                                                    5,998,876        5,938,031         5,738,977
  Accumulated depreciation                                         (1,674,666)      (1,639,771)       (1,559,937)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,324,210        4,298,260         4,179,040
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                             1,984            7,198            11,774
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2,221, $2,432
    and $2,576                                                        109,059          107,351           109,083
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     30,290           57,128            31,588
  Accrued unbilled revenues                                            55,992           67,543            60,854
  Prepaid taxes                                                        37,722           34,352            34,306
  Other prepaid expenses                                                4,442            5,448             8,754
  Material and supplies - at average cost
    Fuel                                                               60,341           73,671            63,291
    Construction and maintenance                                       72,619           72,447            69,300
                                                                -------------    -------------     -------------
      Total Current Assets                                            372,449          425,138           388,950
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  240,569          251,357           247,264
  Conservation costs, net                                             180,871          161,204           102,598
  Unamortized debt reacquisition costs                                 56,096           56,725            54,993
  Other                                                               111,086           98,783            99,888
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          588,622          568,069           504,743
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                               256                -             1,911
  Marketable securities                                               490,211          473,608           489,059
  Investment in finance leases                                        397,720          410,327           356,538
  Operating lease equipment, net of accumulated
    depreciation of $124,975, $116,832 and $93,192                    542,775          544,064           561,205
  Receivables, less allowance for uncollectible
    accounts of $5,000, $5,000 and $0                                  77,426           76,426            88,689
  Other investments                                                   132,857          147,313           163,389
  Other assets                                                         22,221           22,551            19,297
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,663,466        1,674,289         1,680,088
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,948,747    $   6,965,756     $   6,752,821
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization
  Common stock                                                  $     118,349    $     118,248     $     117,944
  Other common equity                                               1,793,972        1,837,050         1,799,176
  Serial preferred stock                                              125,405          125,409           125,441
  Redeemable serial preferred stock                                   143,562          143,563           145,153
  Long-term debt                                                    1,727,848        1,723,399         1,641,811
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,909,136        3,947,669         3,829,525
                                                                -------------    -------------     -------------
Other Non-Current Liabilities
  Capital lease obligation                                            136,290          136,723                 -
                                                                -------------    -------------     -------------
      Total Other Non-Current Liabilities                             136,290          136,723                 -
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt due within one year                                   40,000           45,445            60,000
  Short-term debt                                                     237,525          189,600           282,950
  Accounts payable and accrued expenses                               164,560          175,258           165,788
  Capital lease obligation due within one year                         15,233           15,233                 -
  Other                                                               106,984          107,405           109,977
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       564,302          532,941           618,715
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        850,752          848,456           805,270
  Investment tax credits                                               67,344           68,256            70,993
  Other                                                                26,796           31,766            24,700
                                                                -------------    -------------     -------------
      Total Deferred Credits                                          944,892          948,478           900,963
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                    1,153,753        1,140,505         1,080,094
  Short-term notes payable                                             27,400           48,400           104,850
  Deferred taxes and other                                            212,974          211,040           218,674
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,394,127        1,399,945         1,403,618
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,948,747    $   6,965,756     $   6,752,821
                                                                =============    =============     =============

                                                     3

                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                       Three Months Ended        Twelve Months Ended
                                                                            March 31,                 March 31,
                                                                     -----------------------   -----------------------
                                                                       1995          1994        1995          1994
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $     402     $  12,209   $ 196,267     $ 217,901
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                       47,660        42,697     184,949       167,115
    Deferred income taxes and investment tax credits                    12,140        13,907      42,874        31,946
    Allowance for funds used during construction                        (2,299)       (5,799)    (15,246)      (22,441)
    Changes in materials and supplies                                   13,158          (356)       (369)       33,457
    Changes in accounts receivable and accrued unbilled revenue         36,681        24,399       6,184       (16,102)
    Changes in accounts payable                                        (14,716)       (1,709)     (4,750)        7,475
    Changes in other current assets and liabilities                        981       (11,811)      6,032         5,889
    Changes in deferred conservation costs                             (25,510)      (17,776)   (100,238)      (69,928)
    Net other operating activities                                     (16,085)      (14,671)     (1,054)      (42,200)
  Nonutility subsidiary:
    Net (loss) earnings                                                 (4,374)        2,205      12,509        25,049
    Deferred income taxes                                               (2,531)        4,005        (150)      (45,119)
    Changes in other assets and net other operating activities          14,584         4,572      57,660        74,207
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                      60,091        51,872     384,668       367,249
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                               (63,977)      (83,388)   (297,478)     (338,115)
  Allowance for funds used during construction                           2,299         5,799      15,246        22,441
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                               (61,678)      (77,589)   (282,232)     (315,674)
  Nonutility subsidiary:
    Purchase of marketable securities                                   (2,069)      (72,056)    (57,348)     (274,391)
    Proceeds from sale or redemption of marketable securities            6,322        44,169      44,597       207,651
    Investment in leased equipment                                      (6,618)       (3,652)    (75,100)      (34,918)
    Proceeds from sale or disposition of leased equipment                    -             -       1,150       120,529
    Purchase of other investments                                         (624)       (4,354)     (3,461)      (47,495)
    Proceeds from sale or distribution of other investments             14,807         4,508      28,728         4,508
    Investment in promissory notes                                           -             -        (542)       (1,226)
    Proceeds from promissory notes                                       1,669         1,111       5,460         3,659
                                                                     ---------     ---------   ---------     ---------
Net Cash Used by Investing Activities                                  (48,191)     (107,863)   (338,748)     (337,357)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (49,046)      (48,895)   (195,905)     (191,846)
  Dividends on preferred stock                                          (4,241)       (4,146)    (16,532)      (16,289)
  Issuance of common stock                                               1,894         3,666       7,512        85,971
  Redemption of preferred stock                                              -        (2,457)     (1,590)       (3,957)
  Issuance of long-term debt                                            15,840       178,411     140,427       547,194
  Reacquisition and retirement of long-term debt                       (17,483)      (84,367)    (77,538)     (599,367)
  Proceeds from sale and leaseback of control center system                  -             -     152,000             -
  Short-term debt, net                                                  47,925       (11,665)    (45,425)      200,900
  Other financing activities                                            (3,995)       (1,925)    (16,522)      (21,472)
  Nonutility subsidiary:
    Issuance of long-term debt                                          75,000       115,000     246,750       318,023
    Repayment of long-term debt                                        (61,752)      (62,610)   (173,092)     (198,276)
    Short-term debt, net                                               (21,000)      (21,400)    (77,450)     (148,550)
                                                                     ---------     ---------   ---------     ---------
Net Cash (Used By) From Financing Activities                           (16,858)       59,612     (57,365)      (27,669)
                                                                     ---------     ---------   ---------     ---------
Net (Decrease) Increase in Cash and Cash Equivalents                    (4,958)        3,621     (11,445)        2,223
Cash and Cash Equivalents at Beginning of Period                         7,198        10,064      13,685        11,462
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $   2,240     $  13,685   $   2,240     $  13,685
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $37,709, $34,764, $86,669 and $77,491)               $  77,427     $  66,856   $ 214,162     $ 203,265
  Income taxes                                                       $   2,646     $   4,730   $  49,284     $  69,454
Nonutility subsidiary noncash transactions:
  Consolidation of majority-owned subsidiaries                       $       -     $       -   $       -     $  35,320



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

     Certain 1994 amounts have been reclassified to conform to the current year presentation.

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

     In each jurisdiction, the Company's rate schedules include fuel rates. The fuel rate provisions are designed to provide for separately stated fuel billings which cover applicable net fuel and interchange costs, purchased capacity in the District of Columbia, and emission allowance costs in the Company's retail jurisdictions, or changes in the applicable costs from levels incorporated in base rates. Differences between applicable net costs incurred and fuel rate revenue billed in any given period are accounted for as other current assets or other current liabilities in those cases where specific provision has been made by the appropriate regulatory commission for the resolution of such differences within one year. Where no such provision has
                              5
been made, the differences are accounted for as other deferred charges or other deferred credits pending regulatory determination.

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

     The Company uses separate depreciation rates for each electric plant account. The rates, which vary from jurisdiction to jurisdiction, were equivalent to a system-wide composite depreciation rate of approximately 3.1% for 1995, 1994 and 1993.

Conservation
- ------------

     In general, the Company accounts for conservation expenditures in connection with its demand side management (DSM) program as a deferred charge, and amortizes the costs over five to ten years. District of Columbia conservation costs receive rate base treatment, with a capital cost recovery factor accrued on the unamortized balance in excess of amounts included in rate


                              6
base. In Maryland, conservation costs are recovered through a surcharge included in base rates which reflects current year expenditures and lost revenue.

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

     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 8% compounded semiannually, for the three months ended March 31, 1995, and approximately 7.6% in 1994 and 8.7% in 1993, compounded semiannually.

Cash and Cash Equivalents
- -------------------------

     For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, money market funds and commercial paper with maturities of three months or less.

Nonutility Subsidiary Receivables
- ---------------------------------

     PCI, the Company's nonutility subsidiary, continuously monitors its receivables and establishes an allowance for doubtful accounts against its notes receivable, when deemed appropriate, on a specific identification basis. The direct write-off method is used when trade receivables are deemed uncollectible.

Income Taxes
- ------------

     The Company's accounting for income taxes is in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 entitled "Accounting for Income Taxes" which requires the use of an asset and liability approach for financial reporting and accounting for deferred income taxes. Deferred taxes are being recorded for all temporary differences based upon currently enacted tax rates.
                              7

(2) INCOME TAXES
- ----------------
Provision for Income Taxes Charged to Continuing Operations
- -----------------------------------------------------------



                                                                 Three Months Ended              Twelve Months Ended
                                                                     March 31,                        March 31,
                                                             --------------------------      --------------------------
                                                                 1995           1994             1995           1994
                                                             -----------    -----------      -----------    -----------
                                                                               (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $   (11,397)   $    (8,985)     $    60,983    $    71,682
  State and local                                                 (1,452)        (1,212)           8,372         10,131
                                                             -----------    -----------      -----------    -----------
Total utility current tax expense                                (12,849)       (10,197)          69,355         81,813
                                                             -----------    -----------      -----------    -----------
Utility deferred tax expense
  Federal                                                         11,469         12,869           40,670         30,953
  State and local                                                  1,583          1,951            5,853          5,212
  Investment tax credits                                            (912)          (913)          (3,649)        (3,515)
                                                             -----------    -----------      -----------    -----------
Total utility deferred tax expense                                12,140         13,907           42,874         32,650
                                                             -----------    -----------      -----------    -----------

Total utility income tax expense                                    (709)         3,710          112,229        114,463
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary current tax expense
  Federal                                                         (3,234)        (7,063)         (25,486)       (12,061)
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary deferred tax expense
  Federal                                                         (3,055)         4,293             (590)       (32,931)
  State and local                                                      -           (288)             150           (734)
                                                             -----------    -----------      -----------    -----------
Total nonutility subsidiary deferred tax expense                  (3,055)         4,005             (440)       (33,665)
                                                             -----------    -----------      -----------    -----------

Total nonutility subsidiary income tax expense                    (6,289)        (3,058)         (25,926)       (45,726)
                                                             -----------    -----------      -----------    -----------

Total consolidated income tax expense                             (6,998)           652           86,303         68,737
Income taxes included in other income                             (6,577)        (3,321)         (29,162)       (46,656)
                                                             -----------    -----------      -----------    -----------
Income taxes included in utility operating expenses          $      (421)   $     3,973      $   115,465    $   115,393
                                                             ===========    ===========      ===========    ===========



Reconciliation of Consolidated Income Tax Expense
- -------------------------------------------------



                                                                 Three Months Ended              Twelve Months Ended
                                                                      March 31,                       March 31,
                                                             --------------------------      --------------------------
                                                                 1995           1994             1995           1994
                                                             -----------    -----------      -----------    -----------
                                                                               (Thousands of Dollars)
(Loss) income before income taxes                            $   (10,970)   $    15,066      $   295,079    $   311,687
                                                             ===========    ===========      ===========    ===========

Utility income tax at federal
  statutory rate                                             $      (107)   $     5,572      $   107,974    $   116,400
    Increases (decreases) resulting from
      Depreciation                                                 2,248          1,840            8,430          5,703
      Removal costs                                               (1,231)        (1,108)          (4,209)        (4,670)
      Allowance for funds used during
        construction                                                 165           (946)          (1,300)        (3,744)
      Other                                                       (1,038)        (1,256)          (3,957)        (3,051)
      State income taxes, net of federal effect                      166            521            9,328         10,011
      Tax Credits                                                   (912)          (913)          (4,037)        (3,919)
      Cumulative effect of tax rate change                             -              -                -         (2,267)
                                                             -----------    -----------      -----------    -----------
Total utility income tax expense                                    (709)         3,710          112,229        114,463
                                                             -----------    -----------      -----------    -----------

Nonutility subsidiary income tax at federal
  statutory rate                                                  (3,732)          (299)          (4,695)        (7,239)
    Increases (decreases) resulting from
      Dividends received deduction                                (2,201)        (2,043)          (8,645)        (7,738)
      Reversal of previously accrued deferred taxes                    -              -           (8,206)       (35,904)
      Other                                                         (356)          (428)          (4,530)          (705)
      State income taxes, net of federal effect                        -           (288)             150           (734)
      Cumulative effect of tax rate change                             -              -                -          6,594
                                                             -----------    -----------      -----------    -----------
Total nonutility subsidiary income tax expense                    (6,289)        (3,058)         (25,926)       (45,726)
                                                             -----------    -----------      -----------    -----------

Total consolidated income tax expense                             (6,998)           652           86,303         68,737
Income taxes included in other income                             (6,577)        (3,321)         (29,162)       (46,656)
                                                             -----------    -----------      -----------    -----------
Income taxes included in utility operating expenses          $      (421)   $     3,973      $   115,465    $   115,393
                                                             ===========    ===========      ===========    ===========



Components of Consolidated Deferred Tax Liabilities (Assets)
- ------------------------------------------------------------




                                                               March 31,    December 31,       March 31,
                                                                 1995           1994              1994
                                                             ------------   -------------    ------------
                                                                         (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $   731,754    $   723,248      $   693,127
  Rapid amortization of certified pollution
    control facilities                                            28,640         29,018           30,029
  Deferred taxes on amounts to be collected
    through future rates                                          91,104         95,465           93,911
  Property taxes                                                  11,294         11,212           10,180
  Deferred fuel                                                   (1,703)           177            7,802
  Prepayment premium on debt retirement                           21,475         21,537           10,965
  Deferred investment tax credit                                 (25,501)       (25,922)         (26,961)
  Contributions in aid of construction                           (25,007)       (24,954)         (23,888)
  Other                                                           25,443         25,454           22,506
                                                             -----------    -----------      -----------
Total utility deferred tax liabilities (net)                     857,499        855,235          817,671
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                          6,747          6,779           12,401
                                                             -----------    -----------      -----------
Total utility deferred tax liabilities (net) - noncurrent    $   850,752    $   848,456      $   805,270
                                                             ===========    ===========      ===========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $   132,604    $   134,925      $   126,485
  Operating leases                                               112,413        117,782          119,212
  Reversal of previously accrued taxes related
    to partnerships                                              (17,088)       (16,385)          (7,480)
  Alternative minimum tax                                        (77,167)       (77,167)         (76,904)
  Other                                                          (10,422)       (24,477)         (16,605)
                                                             -----------    -----------      -----------
Total nonutility subsidiary deferred tax liabilities (net),
  (included in Deferred taxes and other)                     $   140,340    $   134,678      $   144,708
                                                             ===========    ===========      ===========










     Certain provisions of SFAS No. 109, allow regulated enterprises to recognize regulatory assets and liabilities for income taxes to be recovered from or returned to customers in future rates. No valuation allowance for deferred tax assets was required or recorded at March 31, 1995.

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

(3)  CAPITALIZATION
     --------------

Common Equity
- -------------

     At March 31, 1995, 118,348,594 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized.

     As of March 31, 1995, 2,383,222 shares of Common Stock were reserved for issuance under the Shareholder Dividend Reinvestment Plan (DRP). The DRP permits additional cash investments by plan participants limited to one investment per month of not less than $25 and not more than $5,000. Also, as of March 31, 1995, 1,299,867 shares of Common Stock were reserved for issuance under the Employee Savings Plans; and shares reserved for conversion of debentures were 2,771,633 and 3,392,500 for the 7% and 5% Convertible Debentures, respectively.

Serial Preferred, Redeemable Serial Preferred and Preference
- ------------------------------------------------------------
  Stock
  -----

     At March 31, 1995, the Company had outstanding 5,379,349 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,159,434 shares is authorized. At March 31, 1995, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.8 million and $10.2 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.
                              11
     The Company's $2.44 Convertible Preferred Stock, 1966 Series (8,098 shares outstanding at March 31, 1995) is convertible into Common Stock of the Company at $8.51 per share.

     At March 31, 1995, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.90% ($2.45) for the period March 1, 1995 through May 31, 1995. For the period December 1, 1994 through February 28, 1995, the annual dividend rate was 4.833% ($2.4165). The average rate at which dividends were paid during the 12 months ended March 31, 1995 was 4.01% ($2.005).

     At March 31, 1995, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001. There are one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002. There are 871,251 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 1999 with respect to the three series of Redeemable Serial Preferred Stock are $1.1 million in 1997 and $1.5 million annually thereafter.

Long-Term Debt
- --------------

     The Company's long-term debt at March 31, 1995, is summarized below:

                                          (Thousands of Dollars)

          First Mortgage Bonds                    $1,266,600
          Convertible Debentures                     181,929
          Notes Payable                              350,000
          Net Unamortized Discount                   (30,681)
          Current Portion                            (40,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,727,848
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $1,153,753
                                                  ==========

     At March 31, 1995, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was approximately $123.6 million. The aggregate amounts of maturities and sinking fund requirements for the Company's long-term debt outstanding as of March 31, 1995 are $40 million in



1995, $25 million in 1996, $150 million in 1997, $50 million in 1998 and $45 million in 1999. At March 31, 1995, long-term debt due within one year consisted of $40 million of 5% First Mortgage
Bonds.

     On March 21, 1995, the Company issued $16 million of 5-3/4% First Mortgage Bonds due 2010, in conjunction with the sale at 99% by Prince George's County, Maryland of a like amount of the County's Pollution Control Revenue Refunding Bonds. Proceeds were applied toward the redemption of the Company's $16 million 5-5/8% First Mortgage Bonds due 1997, at par plus accrued interest, and a like amount of the County's Pollution Control Revenue Bonds.

Nonutility Subsidiary Long-Term Debt
- ------------------------------------

     Long-term debt at March 31, 1995 consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between 1995 and 2003. The interest rates of such borrowings ranged from 4.7% to 10.1%. The weighted average effective interest rate was 7.46% at March 31, 1995, 7.47% at December 31, 1994 and 7.33% at March 31, 1994. Annual aggregate principal repayments on these borrowings are $208.3 million in 1995, $180.5 million in 1996, $135.5 million in 1997, $242.3 million in 1998, $126.5 million in 1999 and $189.5 million thereafter. Also included in long-term debt is $71.1 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.
























(4) Fair Value of Financial Instruments
- ---------------------------------------

The estimated fair values of the Company's financial instruments at March 31, 1995, December 31, 1994 and March 31, 1994 are shown below.



                                         March 31,                   December 31,                    March 31,
                                           1995                          1994                          1994
                                --------------------------     -------------------------     -------------------------
                                  Carrying        Fair          Carrying        Fair          Carrying        Fair
                                   Amount         Value          Amount         Value          Amount         Value
                                -----------     ----------     ----------     ----------     ----------     ----------
                                                                (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,405        105,386        125,409        102,102        125,441        107,394
                                ==========      =========      =========      =========      =========      =========
    Redeemable serial
      preferred stock           $  143,562        134,008        143,563        134,008        145,153        151,726
                                ==========      =========      =========      =========      =========      =========
    Long-term debt
      First Mortgage Bonds      $1,212,111      1,144,575      1,208,076      1,093,208      1,250,730      1,214,804
      Medium-Term Notes         $  347,786        336,285        347,712        324,223        222,928        222,459
      Convertible Debentures    $  167,951        157,359        167,611        146,098        168,153        169,037
                                ----------      ---------      ---------      ---------      ---------      ---------
        Total long-term debt    $1,727,848      1,638,219      1,723,399      1,563,529      1,641,811      1,606,300
                                ==========      =========      =========      =========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  490,211        490,211        473,608        473,608        489,059        489,059
                                ==========      =========      =========      =========      =========      =========
    Notes receivable            $   59,609         58,856         61,278         58,616         59,527         63,100
                                ==========      =========      =========      =========      =========      =========
  Liabilities
    Long-term debt              $1,153,753      1,156,223      1,140,505      1,122,638      1,080,094      1,100,000
                                ==========      =========      =========      =========      =========      =========










     The methods and assumptions below were used to estimate, at March 31, 1995, December 31, 1994 and March 31, 1994, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

     The fair value of the Company's long-term debt, which includes First Mortgage Bonds, Medium-Term Notes and Convertible Debentures, excluding amounts due within one year, was based on the current market price, or for issues with no market price available, was based on discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

     The fair value of the Company's Serial Preferred Stock, including Redeemable Serial Preferred Stock, was based on quoted market prices or discounted cash flows using current rates of preferred stock with similar terms.

     The fair value of PCI's Marketable Securities was based on quoted market prices.

     The fair value of PCI's Notes Receivable was based on discounted future cash flows using current rates and similar terms.

     The fair value of PCI's long-term debt, including non-recourse debt, was based on current rates offered to similar companies for debt with similar remaining maturities.


























(5)  MARKETABLE SECURITIES
     ---------------------

     SFAS No. 115 entitled, "Accounting for Certain Investments in Debt and Equity Securities," was adopted by PCI in January 1994. PCI's marketable securities, all of which are classified as available-for-sale as defined in SFAS No. 115, consist primarily of investment grade preferred stocks with mandatory redemption features. Pursuant to SFAS No. 115, net unrealized gains and losses on such securities are reflected, net of tax, in stockholders' equity. The net unrealized losses are shown below:

                                  As of March 31, 1995
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  507,674   $  490,211    $    (17,463)
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  507,677   $  490,211    $    (17,466)
                        ==========   ==========    ============


                                As of December 31, 1994
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  511,791   $  473,608    $    (38,183)
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  511,794   $  473,608    $    (38,186)
                        ==========   ==========    ============













                                  As of March 31, 1994
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  493,513   $  488,541    $     (4,972)
Debt securities                518          518               -
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  494,034   $  489,059    $     (4,975)
                        ==========   ==========    ============

     Included in net unrealized losses are gross unrealized losses of $22.8 million and gross unrealized gains of $5.3 million at March 31, 1995; gross unrealized losses of $40 million and gross unrealized gains of $1.8 million at December 31, 1994; and gross unrealized losses of $11.2 million and gross unrealized gains of $6.2 million at March 31, 1994.

     At March 31, 1995, the final contractual maturities (in thousands of dollars) for mandatory redeemable preferred stock were as follows:

     Within one year                 $ 11,513
     One to five years                 47,543
     Five to ten years                178,062
     Over ten years                   270,556
                                     --------
                                      507,674
     Less net unrealized
       losses                         (17,463)
                                     --------
                                     $490,211
                                     ========

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. A summary of realized gains and losses is shown below.

                                Three Months        Three Months
                                   Ended               Ended
                               March 31, 1995      March 31, 1994
                               --------------      --------------
                                    (Thousands of Dollars)
     Gross realized gains        $     147            $  1,589
     Gross realized losses             (10)               (997)
     Recognized losses                   -                (598)
                                 ---------            --------
       Net gain (loss)           $     137            $     (6)
                                 =========            ========
                              17
(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Environmental Contingencies
- ---------------------------

     As discussed in the 1994 Form 10-K, the Company was served in August 1993, with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County) in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Cases". The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight
(448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case.
Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the filings, a number of individual suits have been disposed of without any payment by the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

     As also discussed in the 1994 Form 10-K, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the participating potentially responsible parties, the Company is responsible for

                              18
12% of the costs of the RI/FS. Total costs of the RI/FS, including legal fees, are currently estimated to be $5.6 million. The Company has paid $.8 million as of March 31, 1995. The report includes a number of possible remedies, the estimated costs of which range from $2 million to $90 million. While a remedy near the lower end of the range is possible, the Company cannot predict what remedy may be acceptable to the EPA. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued approximately $1.7 million for its share of this contingency.

Litigation
- ----------

     The Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's decisions in Formal Case No. 929 in July 1994. An order on appeal is expected in the second quarter of 1995. See Part II, Item 5, Base Rate Proceedings for additional information.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Other
- -----

     Subsidiaries of the Company and the Columbia Gas System, Inc. have formed a joint venture partnership (the Partnership) to own and operate natural gas storage and terminaling facilities at Cove Point, Maryland, and an 87-mile natural gas pipeline that extends from Cove Point to Loudoun County, Virginia. A Company subsidiary has committed to loan the Partnership $15 million to recommission certain existing facilities and for new construction. As of March 31, 1995, the remaining $11.2 million of the loan commitment is yet to be drawn upon by the Partnership.

Nonutility Subsidiary
- ---------------------

     See discussion of PCI in Part I, Item 2, Management's
Discussion and Analysis of Consolidated Results of Operations and
Financial Condition.




                              19
     The information furnished in the accompanying Consolidated Statements of Earnings and Retained Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 21) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-58810 and 33-50377) and Form S-8 (Registration Nos. 33-36798, 33-53685 and 33-54197) filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.




























                              20


INDEPENDENT ACCOUNTANTS REPORT



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at March 31, 1995 and 1994 and the related consolidated statements of earnings and retained income for the three and twelve month periods then ended and the consolidated statements of cash flows for the three and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statement of earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 26, 1995, we expressed an unqualified opinion, with an explanatory paragraph for a change in accounting principles, on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.
May 1, 1995

                              21
Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
- ------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
- -------

RESULTS OF OPERATIONS
- ---------------------

TOTAL REVENUE

     Total revenue decreased for the three months ended March 31, 1995, as compared to the corresponding period in 1994. The decrease in revenue from sales of electricity for the three month period reflects a 5.8% decline in kilowatt-hour sales, partially offset by a March 1994 base rate increase in the District of Columbia. The decrease in kilowatt-hour sales for the three months ended March 31, 1995, was primarily attributable to milder weather in 1995, as compared to 1994 when record-breaking frigid temperatures in January resulted in extraordinary high sales and sent demand for electricity to new winter peaks. Heating degree days for the quarter were 16% below the corresponding period in 1994 and 4% below the 20-year average.

     Total revenue increased for the twelve months ended March 31, 1995, as compared to the corresponding period in 1994. The increase in revenue from sales of electricity for the twelve months ended March 31, 1995 was primarily attributable to the increase in fuel rate revenue, the effects of 1993 base rate increases in Maryland, the 1994 base rate increase in the District of Columbia, and revenue of approximately $5 million associated with the conservation incentive provision of the Company's DSM surcharge tariff in its Maryland jurisdiction, partially offset by a 3.3% decline in kilowatt-hour sales. The decline in kilowatt-hour sales reflects decreased customer usage of electricity during the 1994 summer cooling season (June through October) due to mild weather during these months and mild winter weather during the first quarter of 1995. Cooling degree hours during the twelve months ended March 31, 1995 were 14% below those in 1994 and 5% above the 20-year average.
Interchange deliveries decreased for the three and twelve months ended March 31, 1995, reflecting the amount of energy delivered to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM).






                              22
     Rate orders received by the Company during 1995 and 1994 provided for changes in annual base rate revenue as shown in the table below:

                             Rate
                           Increase      %           Effective
Regulatory Jurisdiction    ($000)*     Change          Date
- -----------------------  ----------    -------    ---------------
Federal - Wholesale       $ 2,300        1.8%     January 1995
District of Columbia       26,700        3.9      March/June 1994
Federal - Wholesale         2,600        2.3      January 1994

* See Part II, Item 5, Base Rate Proceedings for additional information.

     In its pending base rate proceeding with the District of Columbia Public Service Commission, the Company further updated its cost of service data filing, on February 21, 1995, to reduce the base rate revenue increase request to $56.6 million, or 7.6%. In July 1994, the Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's March and May 1994 decisions. The Company expects to receive an order on appeal in the second quarter of 1995. See Part II, Item 5, Base Rate Proceedings for additional information.

OPERATING EXPENSES

     Fuel and purchased energy decreased for the three and twelve months ended March 31, 1995, as compared to the corresponding periods ended March 31, 1994. Fuel expense decreased for the three and twelve months ended March 31, 1995, primarily as the result of decreases in net generation of 21.7% and 9%, respectively, due to decreased customer usage. The decrease in customer usage for the three months ended March 31, 1995 was caused by milder weather in 1995, as compared to 1994 when record-breaking frigid temperatures in January sent demand for electricity to new winter peaks. The decrease in customer usage for the twelve months ended March 31, 1995 also reflects the mild summer weather during the 1994 cooling season. The increases in purchased energy for the three and twelve months ended March 31, 1995, reflect changes in the levels and prices of energy purchased from PJM and other utilities.











                              23
     The unit fuel costs for the comparative periods ended March
31, were as follows:

                            Three               Twelve
                         Months Ended        Months Ended
                         ------------       -------------
                         1995    1994       1995     1994
                         ----    ----       ----     ----
System Average
  Fuel Cost per MBTU    $1.82   $2.13      $1.86    $1.98

     The decreases in the system average unit fuel cost for the three and twelve months ended March 31, 1995 were primarily attributable to decreased net generation due to decreased customer usage of electricity and an increase in the actual percent of coal contribution to the fuel mix. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost effective fuel mix.

     For the twelve month periods ended March 31, 1995 and 1994, the Company obtained 83% and 74%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments decreased slightly for the three months ended and increased for the twelve months ended March 31, 1995, as compared to the corresponding periods in 1994. The increase for the twelve months ended March 31, 1995 reflects a January 1, 1994 increase in the cost of capacity under agreements with Ohio Edison and Allegheny Power System (APS) and the 147 megawatts of capacity being purchased from Pennsylvania Power & Light Company for a one year period June 1, 1994 through May 31, 1995. The cost of capacity, under the Ohio Edison and APS agreements, increased from $12,380 per megawatt, per month, in effect from 1987 to 1993, to $18,060 per megawatt, per month, plus an allocation of fixed operating and maintenance expenses.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three and twelve months ended March 31, 1995 as compared to the corresponding periods ended March 31, 1994. The increases were principally due to increased depreciation and amortization expense due to additional investment in property and plant and the amortization of increased amounts of conservation program costs and a nonrecurring charged of $7.4 million taken in January 1995 for operating costs associated with the Company's Voluntary Severance Program.

     See "Legal Proceedings," under Part II, Item I, Other
Information, for additional information.



                             24

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6 billion at March 31, 1995, an increase of $60.8 million from the investment at December 31, 1994 and an increase of $259.9 million from the investment at March 31, 1994. Cash invested in property and plant construction, excluding AFUDC, amounted to $61.7 million for the three months ended March 31, 1995 and $282.2 million for the twelve months then ended.

     See Part I, Item I, Notes to Consolidated Financial
Statements, (3) Capitalization for information with respect to financing activity.

     At March 31, 1995, the Company's capital structure, excluding short-term debt, long-term debt due within one year, and nonutility subsidiary debt, consisted of 44.2% long-term debt, 3.2% serial preferred stock, 3.7% redeemable serial preferred stock and 48.9% common equity.

      The Company filed for a 5.3% increase in the Maryland fuel rate, in September 1994, which became effective, subject to refund, on November 1, 1994. The initial filing also included an adjustment for a deferred fuel amortization charge to recover over a twelve month period approximately $28.5 million of previously unrecovered fuel costs incurred through July 31, 1994. During the case, which is still pending, the Company updated the proposed deferred fuel amortization, pursuant to a recommendation of the Staff of the Maryland Public Service Commission, to reflect a reduction in the unrecovered amount at October 31, 1994 to $21.1 million. Based on results for the period ended November 30, 1994, the Company, in January 1995, filed for a fuel rate reduction in Maryland of 5.3%. Based on results for the period ended February 28, 1995, the Company filed for an additional fuel rate reduction in Maryland of 5.7% during April 1995. Final orders in the filings are expected during the second quarter of 1995.

     Cash (used by) from utility operations, after dividends, was $(.9) million for the three months ended March 31, 1995 and $102.2 million for the twelve months then ended as compared with $(12) million and $105 million, respectively, for the same periods ended March 31, 1994.

     Outstanding utility short-term debt totaled $237.5 million at March 31, 1995, an increase of $47.9 million from the $189.6 million outstanding at December 31, 1994 and a decrease of $45.4 million from the $282.9 million outstanding at March 31, 1994.



                              25
THE COVE POINT JOINT VENTURE
- ----------------------------

     Subsidiaries of the Company and the Columbia Gas System, Inc., have formed a joint venture partnership (the Partnership) to own and operate natural gas storage and terminaling facilities at Cove Point, Maryland, and an 87-mile natural gas pipeline that extends from Cove Point to Loudoun County, Virginia. As of March 31, 1995, construction and recommissioning activities are on schedule and the Partnership anticipates the new plant and recommissioned facilities will be available for commercial operation in the fall of 1995.

NONUTILITY SUBSIDIARY
- ---------------------

RESULTS OF OPERATIONS
- ---------------------

     PCI incurred a net loss of $4.4 million for the three months ended March 31, 1995 compared to earnings of $2.2 million for the same period in 1994. Earnings for the twelve months ended March 31, 1995 and 1994 were $12.5 million and $25.0 million, respectively. PCI's contribution to the Company's consolidated earnings per share was a loss of $.04 and earnings of $.02 per share for the three months ended March 31, 1995 and 1994, respectively, and earnings of $.11 and $.22 per share for the twelve months ended March 31, 1995 and 1994, respectively. The decrease in net earnings for the three month period ended March 31, 1995 compared to the corresponding period in 1994 is attributable to increased depreciation and operating expenses, primarily the result of repair and maintenance expenses on operating lease aircraft. The decrease in earnings for the twelve months ended March 31, 1995, compared to the same period in 1994, is primarily a result of a second quarter 1993 partnership transaction which reduced previously accrued deferred income taxes and resulted in after tax earnings of $21.3 million.

     At March 31, 1995, a portion ($258.8 million carrying value) of PCI's aircraft leasing portfolio consisted of equipment not on lease (four L-1011 aircraft returned by Trans World Airlines
(TWA) when leases expired in November 1994) and equipment on short-term, and in some cases, usage-based operating leases with monthly rentals and maintenance payments dependent upon hours used. Under these leases, PCI is responsible for future operating and maintenance expenses exceeding amounts provided therefor by lessees and, during 1994, began accruing charges against future repair and maintenance expenditures. Most of the usage-based and short-term leases include provisions for early termination by PCI if more favorable transactions become available. In January 1995, because of the lessee's inability to


                              26
make timely rental payments and to satisfy other lease obligations, Fortunair Canada returned one B747 aircraft previously under short-term lease. PCI has subsequently re-leased this aircraft in April 1995 to Air Atlanta-Icelandic for a five month period. In January 1995, Continental Airlines (Continental) announced its intention to seek the early termination of all of its A-300 aircraft leases and rental reductions under certain leases of other widebody aircraft. Beginning in February 1995, Continental unilaterally reduced, by approximately 50%, the amounts of rent paid to PCI for the lease of one A-300 aircraft and six DC-10-30 aircraft (two of which are owned jointly with another investor). Following negotiations in April 1995, PCI reached an agreement with Continental for the deferral of approximately 40% of aggregate monthly rentals from the six DC-10-30 aircraft for a period of sixteen months, commencing February 1995. The deferred amounts are to be repaid over a three and one-half year period at 8% interest, commencing June 1, 1996, at which time the aggregate deferred amount would be approximately $20 million. With respect to the A-300 aircraft, which is expected to be returned to PCI later in 1995, PCI is to be paid $10.3 million, in Continental securities, as compensation for the early termination of the lease.































                              27

     PCI's aircraft portfolio at March 31, 1995 is summarized below.

- -----------------------------------------------------------------
Type of     Aircraft                                    Year of
 Lease      Type (a)        Lessee         Quantity   Manufacture
- -----------------------------------------------------------------

Operating   B747-200     United Airlines       2          1978
                         Continental
                           Airlines            1          1972
                         Air Club              1          1976
                         None (b)              1          1977
            B747-200F    Atlas Air             1          1976
            DC-10-30     Continental
                           Airlines (c)        6  1973(5),1974
            L1011-50     ING                   2          1974
                         TWA                   1          1975
            L1011-100    None                  4     1974,1975(3)
            A300-B4      Continental
                           Airlines (d)        1          1979
            F28-4000     USAir                 2     1979,1980

Direct
 Finance    DC-10-30     Continental
                           Airlines            1          1979
            MD-82        Continental
                           Airlines (c)        3     1982,1987(2)
            B737-300     United Airlines (c)   4          1988

Leveraged   B747-300     KLM (c)               1          1984
                         Singapore
                           Airlines (c)        1          1985
            B757-200     Northwest Airlines    1          1986
            MD-11F       Federal Express       1          1993

- -----------------------------------------------------------------
(a) Includes aircraft in which PCI has a greater than 10% ownership interest. Not included in PCI's balance sheet at March 31, 1995 are two DC-10-30 aircraft on operating lease to PCI which were sub-leased to Canadian Airlines in March 1995.
(b) Aircraft went on lease in April 1995 to Air Atlanta - Icelandic for a five month term.
(c)  PCI owns a partial interest in certain of these aircraft.
(d)  Expected to be returned in 1995.

     PCI's aircraft leasing business has been adversely affected by a lengthy economic downturn in the airline industry. There can be no assurance that a recovery will occur or as to the nature, extent or timing of any such recovery. Accordingly, management continues to evaluate alternative strategies, including the future role, if any, of aircraft equipment leasing
                              28
in providing a satisfactory contribution to consolidated earnings, including actions which could have a nonrecurring material adverse impact on the Company's earnings for 1995.

     PCI generates income primarily from its leasing activities and securities investments. Revenue from leasing activities, which includes rental income, gains on asset sales, interest income and fees totaled $23.8 million and $110.5 million for the three and twelve months ended March 31, 1995 compared to $24.5 million and $118.4 million for the same periods ended in 1994. The decrease in revenue for the three and twelve months ended March 31, 1995 over the corresponding periods in 1994 was primarily due to decreased rental income from operating lease equipment.

     PCI's marketable securities portfolio contributed pre-tax income of $9.1 million and $35.9 million for the three and twelve months ended March 31, 1995 compared to $8.4 million and $37.9 million for the same periods ended March 31, 1994, respectively. Net realized gains included in marketable securities income totaled approximately $.1 million and $.9 million for the three and twelve months ended March 31, 1995, respectively, and $6.4 million for the twelve months ended March 31, 1994.

     Other income increased $.8 million and $16.7 million for the three and twelve months ended March 31, 1995, respectively, over the corresponding periods in 1994. The increase for the three month period ended March 31, 1995 was primarily due to a $1.5 million pre-tax writeoff during the first quarter of 1994 as a result of agreements settling lawsuits related to PCI's construction and operation of a municipally owned waste-to-energy facility. The increase for the twelve month period ended March 31, 1995 was due primarily to a September 1993 pre-tax writedown of approximately $13.5 million related to the termination of obligations with respect to a real estate limited partnership interest.

     Expenses, before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $44.5 million and $161.3 million for the three and twelve months ended March 31, 1995, respectively, compared to $33.9 million and $161.7 million for the same periods in 1994. The increase for the three month period ended March 31, 1995 over the corresponding period in 1994 was attributable to increased depreciation and operating expenses, primarily the result of repair and maintenance expenses for aircraft not under lease or under usage-based leases.

     PCI had income tax credits of $6.3 million and $25.9 million for the three and twelve months ended March 31, 1995, respectively, compared to income tax credits of $3.1 million and $45.7 million for the corresponding periods in 1994. The

                              29

increase in income tax credits for the three month period ended March 31, 1995 over the corresponding period in 1994 was the result of lower pre-tax income in 1995. The decrease in the income tax credit for the twelve month period ended March 31, 1995 over the corresponding period in 1994 is primarily the result of the 1993 aircraft partnership transaction referred to above.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     Investments in leased equipment of $6.6 million for the three month period ended March 31, 1995 were for the purchase of aircraft engines placed under operating leases. The investments of $75.1 million in leased equipment for the twelve month period ended March 31, 1995 also included $60 million for a one-third undivided interest in a recently-constructed 650 megawatt (gross) baseload, coal and gas fired power plant located in the Netherlands which was purchased and leased back under a long-term leveraged lease to a Dutch electric utility. At March 31, 1995, PCI has no commitments for the purchase of additional aircraft or other equipment leasing assets.

     PCI's outstanding short-term debt totaled $27.4 million at March 31, 1995, a decrease of $21.0 million from the $48.4 million outstanding at December 31, 1994 and a decrease of $77.5 million from the $104.9 million outstanding at March 31, 1994. During the three and twelve months ended March 31, 1995, PCI issued $75 million and $246.8 million, respectively, in long-term debt, including non-recourse debt, and debt repayments totaled $61.8 million and $173.1 million, respectively, for those same periods in 1995. At March 31, 1995, PCI had $128 million available under its Medium-Term Note Program and $320 million of unused short-term bank credit lines.

     PCI paid the Company a $9 million dividend in January 1995 resulting in cumulative dividends of $100 million since PCI's inception. PCI remains adequately capitalized to support future business plans, which are designed to supplement utility earnings and build long-term shareholder value.

Part II   OTHER INFORMATION
- -------   -----------------
Item 1    LEGAL PROCEEDINGS
- ------    -----------------

     See Part I, Item I, Notes to the Consolidated Financial Statements, (6) Commitments and Contingencies, for information on various legal proceedings. Also see Part II, Item 5, Base Rate Proceedings, for information about a Petition for Review filed by the Company with the District of Columbia Court of Appeals, in July 1994, related to the District of Columbia Public Service Commission's rate orders.
                              30

Part II
- ------
Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------

(a)  Annual meeting of shareholders held April 26, 1995.

(b)  (1)  Directors who were elected at the annual meeting:

          For Term Expiring in 1996:

          A. Thomas Young            Votes cast for:  101,023,240
                                     Votes withheld:    2,319,753

          For Term Expiring in 1998:

          H. Lowell Davis            Votes cast for:  101,059,047
                                     Votes withheld:    2,283,946

          John M. Derrick, Jr.       Votes cast for:  101,004,831
                                     Votes withheld:    2,338,162

          Peter F. O'Malley          Votes cast for:  100,831,312
                                     Votes withheld:    2,511,681

          Louis A. Simpson           Votes cast for:  100,909,050
                                     Votes withheld:    2,433,943


     (2) Directors whose terms of office continued after the annual meeting:

              Roger R. Blunt, Sr.         Floretta D. McKenzie
              A. James Clark              Ann D. McLaughlin
              Richard E. Marriott         Edward F. Mitchell
              David O. Maxwell

(c) (1)  The following shareholder proposal was introduced:

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

                              31

          "This insures that ALL directors will be more accountable to ALL shareholders each year and to a certain extent prevents the self-perpetuation of the Board."

          "Last year the owners of 18,615,156 shares, representing 23.1% of shares voting, voted FOR this proposal."

     The shareholder proposal was defeated. There were 60,770,136 votes cast against the proposal, 20,209,474 votes cast in support of the proposal, 3,789,453 votes abstaining and 18,573,930 broker nonvotes.

Item 5   OTHER INFORMATION
- ------   -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
- ------------------------------------------------

     The Company and PCI satisfy their short-term financing requirements through the sale of commercial promissory notes.
The Company and PCI maintain minimum 100 percent lines of credit back-up for their outstanding commercial promissory notes. These lines of credit were unused during 1995 and 1994.

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

District of Columbia
- --------------------

     In its pending base rate proceeding, the Company further updated its cost of service data filing, on February 21, 1995, to reduce the base rate revenue increase request to $56.6 million, or 7.6%, based upon a 1994 calendar year test period and a return of 9.89% on average rate base, including a 12.75% return on common stock equity. The update was filed principally to reflect the effect of the Company's Voluntary Severance Program (VSP).

                              32
This case was originally filed on September 30, 1994, requesting a $67 million, or 9%, increase in base rate revenue. The Company had previously updated its initial cost of service data filing to reduce the request to $60.6 million to reflect subsequent events which included the sale and leaseback of the Control Center Replacement project, a reduction in the 1995 District of Columbia income tax rate, an approved traffic signal maintenance deregulation agreement with the District of Columbia and an increase in the FICA tax wage base. On January 17, 1995, the Commission staff filed testimony recommending a $37.1 million rate increase, which was subsequently revised to $33.3 million principally to reflect the effect of the Company's VSP. In accordance with Commission directives, the Company has included conservation program expenditures subsequent to June 1993 in the proposed Environmental Cost Recovery Rider in its pending Least-Cost Planning proceeding filed in June 1994. Evidentiary hearings were completed in the rate case on March 22, 1995, final briefs were filed on April 11, 1995 and the case is currently before the Commission awaiting a decision, which is expected during the second quarter of 1995. Evidentiary hearings in the Energy Plan case were completed on April 7, 1995 and final briefs are due on May 1, 1995.

     The Commission ruled on the application for reconsideration of its March 1994 rate order in May 1994. The Commission's original order authorized the Company to increase its base rates by a total of $25.4 million. The order on reconsideration authorized an additional "step 2" base rate increase of $1.3 million resulting in a total base rate increase of $26.7 million. The authorized rates are based on a 9.05% rate of return on average rate base, including an 11% return on common stock equity. The Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's decisions in this case in July 1994. The Company expects to receive an order on appeal in the second quarter of 1995.

Federal - Wholesale
- -------------------

     The Company has a 10-year full service power supply contract with the Southern Maryland Electric Cooperative, Inc. (SMECO), a wholesale customer. The contract period is to be extended for an additional year on January 1 of each year, unless notice is given by either party of termination of the contract at the end of the 10-year period. The full service obligation can be reduced by SMECO by up to 20% of its annual requirements with a five-year advance notice for each such reduction. SMECO rates were increased by $2.3 million effective January 1, 1995 and $2.6 million effective January 1, 1994. Although a rate increase of $4.2 million is scheduled to become effective on January 1, 1996, such increase is subject to revision to reflect significant reductions in the Company's purchased capacity costs which have occurred subsequent to the rate agreement.
                              33
Federal - Interchange and Purchased Energy
- ------------------------------------------

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

     Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. The monthly capacity commitment under these agreements, excluding an allocation of fixed operating and maintenance cost, increased from $12,380 per megawatt through 1993 to $18,060 per megawatt, effective January 1, 1994, with provision for escalation in 1999. In addition, effective June 1, 1994 through May 31, 1995, the Company is purchasing 147 megawatts of capacity from Pennsylvania Power and Light Company at a total cost of $3 million.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
- ------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
- ------------------------

     Kilowatt-hour sales for the three and twelve month periods ended March 31, 1995, decreased 5.8% and 3.3%, respectively, as compared to sales for the corresponding periods ended March 31, 1994. The decrease in sales for the three month period ended March 31, 1995, reflects decreased customer usage due to milder weather in 1995, as compared to 1994 when record-breaking frigid temperatures in January resulted in extraordinarily high sales. Heating degree days for the three month period ended March 31, 1995 were 16% below the corresponding period in 1994 and 4% below the 20-year average weather for this period. The decline in sales for the twelve months ended March 31, 1995 also reflects


                              34
the mild summer weather during the 1994 cooling season. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     The 1994 summer peak demand was 5,660 megawatts, 1.6% below the 1993 summer peak demand of 5,754 megawatts and 1.9% below the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,723 megawatts. To meet the 1994 summer peak demand, the Company had 256 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing emphasis on conservation and energy use management programs and anticipated service area growth trends. The 1994-1995 winter season peak demand of 4,685 megawatts was 6.5% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

Conservation
- ------------

     The Company's conservation and energy use management (EUM) programs are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. To reduce the near-term upward pressure on prices and total customer bills, the Company has, since 1994, limited its current offering of DSM programs to those with the strongest cost benefit results and has reduced previously planned five-year conservation expenditures by approximately $120 million. By narrowing its conservation offerings, the Company expects to be able to continue to encourage its customers to use energy efficiently without significantly increasing electricity prices.

     During 1994, the Company invested approximately $90 million in energy conservation programs. The Company recovers the costs of its conservation programs in its Maryland jurisdiction through a rate surcharge which amortizes costs over a five year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company was awarded a bonus of approximately $5 million in 1994 based on its 1993 performance. In the District of Columbia, conservation costs are amortized over 10 years with an accrued return on unamortized costs. To date, such costs have been considered in base rate cases.




                              35
     During the next five years, the Company plans to expend an estimated $370 million ($86 million in 1995) to encourage the efficient use of electric energy and to reduce the need to build new generating facilities. The Company also estimates that in 1994 energy savings of more than 810 million kilowatt-hours were realized through operation of its conservation and energy use management programs. It is further estimated that peak load reductions of approximately 510 megawatts have been achieved to date from conservation and energy use management programs and that additional peak load reductions of approximately 395 megawatts will be achieved in the next five years.

Construction and Generating Capacity
- ------------------------------------

     The Company's construction expenditures, excluding AFUDC, are projected to total $1.1 billion for the five-year period 1995 through 1999, which includes $165 million of estimated Clean Air Act (CAA) expenditures. Making use of the flexibilities in its long-term construction plan, the Company in 1994 reduced projected expenditures for the five years 1995 through 1999 by $190 million from amounts previously planned. This reduction followed a $365 million reduction in 1993. The construction reductions and deferrals are associated with lower rates of projected growth in usage of electricity resulting in large part from implementing economical conservation programs. The Company plans to finance its construction program primarily through funds provided by operations.

     The electric utility industry is subject to increasing competitive pressures, stemming from a combination of increasing independent power production, greater reliance upon long-distance transmission, and regulatory and legislative initiatives intended to increase bulk power competition, including the Energy Policy Act of 1992. Since the early 1980s, the Company has pursued strategies which achieve financial flexibility through conservation and energy use management programs, extension of the useful life of generating equipment, cost-effective purchases of capacity and energy and preservation of scheduling flexibility to add new generating capacity in relatively small increments. The Company serves a unique and stable service territory and is a low-cost energy producer with customer prices which compare favorably with regional and national averages.

     The Company has developed cost-effective plans for complying with the CAA which requires the reduction of sulfur dioxide and nitrogen oxides emissions in two phases to achieve prescribed standards. Both the District of Columbia and Maryland commissions have approved the Company's plans for meeting Phase I requirements including cost recovery of investment and inclusion



                               36
of emission allowance expenses in the Company's fuel adjustment clause. The Company anticipates capital expenditures totaling
$165 million over the next five years pursuant to Phase II plans.

     A 36-megawatt resource recovery facility with which the Company has a contract is now under construction in Montgomery County, Maryland. In addition, the Company has an agreement with Panda Energy Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. These nonutility generation projects are expected to begin operating in 1995 and 1996, respectively. The Company currently projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet customers' needs well beyond the year 2000. Completion of the first combined-cycle unit at its Station H facility in Dickerson, Maryland, is currently scheduled for 2004. This will add a steam cycle to the two existing combustion turbine units.

SELECTED NONUTILITY SUBSIDIARIES FINANCIAL INFORMATION
- ------------------------------------------------------

     Selected (unaudited) financial information of the Company's principal consolidated nonutility subsidiary, Potomac Capital Investment Corporation (PCI) and its subsidiaries, is presented below. The Company's equity investment in PCI, which was reduced by a $9 million dividend in January 1995, and a $15 million dividend in January 1994, was $270 million and $275 million at March 31, 1995 and 1994, respectively.
























Consolidated Statements of Earnings:
- -----------------------------------



                                     Three                  Twelve
                                  Months Ended           Months Ended
                                    March 31,              March 31,
                               -------------------    ------------------
                                 1995        1994       1995      1994
                               --------   --------    --------  --------

                                         (Thousands of Dollars)
Income
  Leasing activities           $ 23,826   $ 24,540    $110,548  $118,391
  Marketable securities           9,145      8,359      35,934    37,917
  Other                             914        110       1,400   (15,275)
                               --------   --------    --------  --------
                                 33,885     33,009     147,882   141,033
                               --------   --------    --------  --------

Expenses
  Interest                       22,313     20,500      86,596    79,639
  Administrative and general      2,631      2,510      10,380    14,783
  Depreciation and
    operating                    19,604     10,852      64,323    67,288
  Income tax credit              (6,289)    (3,058)    (25,926)  (45,726)
                               --------   --------    --------  --------
                                 38,259     30,804     135,373   115,984
                               --------   --------    --------  --------

Net (loss) earnings from
 nonutility subsidiary         $ (4,374)  $  2,205    $ 12,509  $ 25,049
                               ========   ========    ========  ========

Per share contribution to
 (loss) earnings of the Company   $(.04)      $.02        $.11      $.22
                                  =====       ====        ====      ====

















STATISTICAL DATA
- ----------------

                                             Three Months Ended                  Twelve Months Ended
                                                 March 31,                            March 31,
                                      ---------------------------------    -------------------------------------
                                        1995       1994        % Change       1995         1994         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $112,529   $120,798         (6.8)    $  517,390   $  522,104         (0.9)
    General Service                    201,829    202,335         (0.3)     1,066,204    1,030,113          3.5
    Large Power Service <F1>             7,289      6,984          4.4         36,006       34,547          4.2
    Street Lighting                      3,342      3,634         (8.0)        13,491       13,703         (1.5)
    Rapid Transit                        6,384      6,326          0.9         27,950       25,015         11.7
    Wholesale                           29,798     32,518         (8.4)       110,599      113,577         (2.6)
                                      --------   --------                  ----------   ----------
      System                          $361,171   $372,595         (3.1)    $1,771,640   $1,739,059          1.9
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,713      1,936        (11.5)         6,364        6,877         (7.5)
    General Service                      3,584      3,694         (3.0)        15,235       15,512         (1.8)
    Large Power Service <F1>               171        170          0.6            685          704         (2.7)
    Street Lighting                         44         45         (2.2)           161          163         (1.2)
    Rapid Transit                           98        102         (3.9)           401          382          5.0
    Wholesale                              646        692         (6.6)         2,317        2,386         (2.9)
                                      --------   --------                  ----------   ----------
      System                             6,256      6,639         (5.8)        25,163       26,024         (3.3)
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               5.77       5.61          2.9           7.04         6.68          5.4
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,660        5,754
    Winter                                   -          -                       4,685        5,010

  Net Generation
  --------------
  (Millions of KWH)                      4,396      5,614                      18,102       19,901

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                86         63                          83           74
    Oil (%)                                  9         36                          10           23
    Gas (%)                                  5          1                           7            3

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.82      $2.13                       $1.86        $1.98

  Weather Data
  ------------
    Heating Degree Days                  2,120      2,510                       3,569        4,414
    20 Year Average                      2,218                                  3,988
    Cooling Degree Hours                     -          -                      11,454       13,250
    20 Year Average                         12                                 10,871

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds
     71 degrees Fahrenheit (effective temperature).

<F1> Large Power Service customers are served at high voltage of 66KV or higher.

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

              Exhibit 27 -   Financial data schedule - filed
                             herewith.

         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on January 27, 1995, providing detailed information and audited consolidated financial statements. The item reported on such Form 8-K was Item 7 (Financial Statements, Pro-Forma Financial Information and Exhibits.)


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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By /s/     D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President,
                                  Finance and Accounting


May 1, 1995
- -----------
   DATE

Exhibit 11         Computations of Earnings Per Common Share <F1>
- ----------         ------------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended March 31, 1995 and the twelve months ended December 31, 1994 and 1993:


                                            March 31,      December 31,    December 31,
                                               1995            1994            1993
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,097,985     118,005,847     115,639,668
                                           ============    ============    ============

Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,097,985     118,005,847     115,639,668

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          47,616          48,110          51,967

    Conversion of 7% Convertible
      Debentures                              2,476,373       2,531,244       2,546,858

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       3,392,500
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,014,474     123,977,701     121,630,993
                                           ============    ============    ============

Earnings applicable to common stock        $192,244,000    $210,725,000    $225,324,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              20,000          20,000          22,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,483,000       6,537,000       6,548,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  including cumulative effect of
  accounting change and assuming
  conversion of convertible securities     $198,747,000    $217,282,000    $231,894,000
                                           ============    ============    ============

Primary earnings per common share                 $1.63           $1.79           $1.95

Fully diluted earnings per common share           $1.60           $1.75           $1.91

<F1>  This calculation is submitted in accordance with Regulation S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB No. 15 because it results in dilution of less than 3%.

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 1995 and for each of the preceding five years on the basis of parent company operations only, are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              March 31,
                                                1995       1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $196,267   $208,074   $216,478   $172,599   $186,813   $165,199
Taxes based on income                          112,229    116,648    107,223     76,965     80,988     70,962
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         308,496    324,722    323,701    249,564    267,801    236,161
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             141,061    139,210    141,393    138,097    138,512    127,386
  Interest factor in rentals                     7,647      6,300      5,859      6,140      5,690      4,237
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            148,708    145,510    147,252    144,237    144,202    131,623
                                              --------   --------   --------   --------   --------   --------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $457,204   $470,232   $470,953   $393,801   $412,003   $367,784
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         3.07       3.23       3.20       2.73       2.86       2.79
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,532    $16,437    $16,255    $14,392    $12,298    $10,598
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.57       1.56       1.50       1.45       1.43       1.43
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $25,955    $25,642    $24,383    $20,868    $17,586    $15,155
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $174,663   $171,152   $171,635   $165,105   $161,788   $146,778
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.62       2.75       2.74       2.39       2.55       2.51
                                                  ====       ====       ====       ====       ====       ====

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ened March 31, 1995 and for each of the preceding five years on a fully consolidated basis are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              March 31,
                                                1995       1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $208,776   $227,162   $241,579   $200,760   $210,164   $170,234
Taxes based on income                           86,303     93,953     62,145     79,481     80,737     63,360
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         295,079    321,115    303,724    280,241    290,901    233,594
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             227,976    224,514    221,312    226,453    225,323    199,469
  Interest factor in rentals                    11,113      9,938      9,257      6,599      6,080      4,559
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            239,089    234,452    230,569    233,052    231,403    204,028
                                              --------   --------   --------   --------   --------   --------

Nonutility subsidiary capitalized interest        (319)      (521)    (2,059)    (2,200)    (6,542)         -
                                              --------   --------   --------   --------   --------   --------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $533,849   $555,046   $532,234   $511,093   $515,762   $437,622
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         2.23       2.37       2.31       2.19       2.23       2.14
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,532    $16,437    $16,255    $14,392    $12,298    $10,598
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.41       1.41       1.26       1.40       1.38       1.37
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $23,310    $23,176    $20,481    $20,149    $16,971    $14,519
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $262,399   $257,628   $251,050   $253,201   $248,374   $218,547
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.03       2.15       2.12       2.02       2.08       2.00
                                                  ====       ====       ====       ====       ====       ====

                                                    Exhibit 15




May 1, 1995






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated May 1, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Form S-8 filed on
September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-50377) on Form S-3 filed on February 26, 1993 and September 23, 1993, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.














