Form 10-Q
period 1995-06-30
POTOMAC ELECTRIC POWER CO
filed 1995-07-28
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                June 30, 1995
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at June 30, 1995
- -------------------------------   ----------------------------
Common Stock, $1 par value                 118,485,727
                        TABLE OF CONTENTS



PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
      (2) Income Taxes.......................................  9
      (3) Capitalization..................................... 12
      (4) Fair Value of Financial Instruments................ 15
      (5) Marketable Securities.............................. 17
      (6) Commitments and Contingencies...................... 19

  Report of Independent Accountants on Review of Interim
    Financial Information.................................... 23

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Results of Operations.................................. 24
      Capital Resources and Liquidity........................ 27
      The Cove Point Joint Venture........................... 28
      Joint Venture for Wireless Data Communication
        Network and New Energy Services Subsidiary Formed.... 28
    Nonutility Subsidiary
      Results of Operations.................................. 28
      Capital Resources and Liquidity........................ 34

PART II - Other Information

  Item 1 - Legal Proceedings................................. 35
  Item 5 - Other Information
    Other Financing Arrangements............................. 35
    Base Rate Proceedings.................................... 35
    Peak Load, Sales, Conservation and Construction and
      Generating Capacity.................................... 38
    Selected Nonutility Subsidiary Financial Information..... 41
    Statistical Data......................................... 43
  Item 6 - Exhibits and Reports on Form 8-K.................. 44
  Signatures................................................. 45
  Computation of Earnings Per Common Share................... 46
  Computation of Ratios - Parent Company Only................ 47
  Computation of Ratios - Fully Consolidated................. 48
  Independent Accountants Awareness Letter................... 49



                              1

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
- ------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and Retained Income
                                                           (Unaudited)
                                     -------------------------------------------------------


                                                      Three Months Ended        Six Months Ended         Twelve Months Ended
                                                           June 30,                 June 30,                   June 30,
                                                     --------------------     --------------------     ----------------------
                                                        1995       1994          1995       1994           1995        1994
                                                     ---------  ---------     ---------  ---------     ---------- -----------
                                                                             (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 438,842  $ 456,933     $ 800,013  $ 829,528     $1,753,550  $1,781,177
  Other electric revenue                                 1,613      1,498         3,875      3,813          7,597       7,218
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operating Revenue                            440,455    458,431       803,888    833,341      1,761,147   1,788,395
  Interchange deliveries                                 4,904      9,020         6,380     27,154         11,700      38,157
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Revenue                                      445,359    467,451       810,268    860,495      1,772,847   1,826,552
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Operating Expenses
  Fuel                                                  69,630    103,859       153,171    216,991        328,910     400,673
  Purchased energy                                      45,390     32,567        88,029     71,899        189,514     171,448
  Capacity purchase payments                            32,085     31,839        64,546     64,398        127,970     112,491
  Other operation                                       53,198     46,765       111,434     99,044        218,495     208,660
  Maintenance                                           21,046     21,318        43,873     45,538         90,949      95,881
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operation and Maintenance                    221,349    236,348       461,053    497,870        955,838     989,153
  Depreciation and amortization                         48,433     42,793        96,093     85,490        190,590     169,710
  Income taxes                                          34,815     40,224        34,394     44,197        110,056     126,937
  Other taxes                                           49,523     51,074        96,671     98,590        204,162     205,260
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operating Expenses                           354,120    370,439       688,211    726,147      1,460,646   1,491,060
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Operating Income                                        91,239     97,012       122,057    134,348        312,201     335,492
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Other Income
  Nonutility Subsidiary
    Income                                              32,666     34,042        66,551     67,051        146,506     148,230
    Loss on assets held for disposal                  (170,078)         -      (170,078)         -       (170,078)          -
    Expenses, including interest
      and income taxes                                  21,913    (33,905)      (16,346)   (64,709)       (79,554)   (142,267)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
      Net (loss) earnings from nonutility
        subsidiary                                    (115,499)       137      (119,873)     2,342       (103,126)      5,963
  Allowance for other funds
    used during construction                               362      2,786           717      6,006          3,834      11,938
  Other, net                                             2,545     (4,346)        5,435     (1,518)        10,998       4,827
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Other (Loss) Income                         (112,592)    (1,423)     (113,721)     6,830        (88,294)     22,728
                                                     ---------  ---------     ---------  ---------     ----------  ----------
(Loss) Income Before Utility Interest Charges          (21,353)    95,589         8,336    141,178        223,907     358,220
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        32,353     31,352        64,659     62,838        129,222     129,503
  Other                                                  5,146      3,395         8,445      5,663         14,591       8,912
  Allowance for borrowed funds
    used during construction                            (2,014)    (3,451)       (3,958)    (6,030)        (7,552)    (10,414)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
      Net Utility Interest Charges                      35,485     31,296        69,146     62,471        136,261     128,001
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Net (Loss) Income                                      (56,838)    64,293       (60,810)    78,707         87,646     230,219
Dividends on Preferred Stock                             4,234      4,069         8,475      8,215         16,697      16,307
                                                     ---------  ---------     ---------  ---------     ----------  ----------
(Loss) Earnings for Common Stock                       (61,072)    60,224       (69,285)    70,492         70,949     213,912

Retained Income at Beginning of Period                 785,792    797,728       830,524    839,433        800,385     791,862
Dividends on Common Stock                              (49,118)   (48,907)      (98,164)   (97,802)      (196,116)   (193,649)
Subsidiary Marketable Securities Net
  Unrealized Gain (Loss), Net of Tax                    13,873     (8,660)       26,400    (11,738)        14,257     (11,740)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Retained Income at End of Period                     $ 689,475  $ 800,385     $ 689,475  $ 800,385     $  689,475  $  800,385
                                                     =========  =========     =========  =========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,415    117,946       118,333    117,911        118,215     117,249
(Loss) Earnings Per Common Share                        ($0.52)     $0.51        ($0.59)     $0.60          $0.60       $1.82
Cash Dividends Per Common Share                         $0.415     $0.415         $0.83      $0.83          $1.66       $1.65
Book Value Per Share                                                                                       $15.35      $16.28
Dividend Payout Ratio                                                                                       276.7%       90.7%
Effective Federal Income Tax Rate                                                                            16.6%       27.7%





                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                      (Unaudited at June 30, 1995 and 1994)
                                   ------------------------------------------


                                                                  June 30,        December 31,       June 30,
                  ASSETS                                            1995              1994             1994
                  ------                                        -------------    -------------     -------------
                                                                             (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   5,885,859    $   5,765,210     $   5,498,340
  Construction work in progress                                       118,233          147,224           293,888
  Electric plant held for future use                                    4,041           18,041            20,468
  Nonoperating property                                                22,629            7,556             7,542
                                                                -------------    -------------     -------------
                                                                    6,030,762        5,938,031         5,820,238
  Accumulated depreciation                                         (1,687,219)      (1,639,771)       (1,589,965)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,343,543        4,298,260         4,230,273
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                            20,182            7,198            11,066
  Customer accounts receivable, less allowance
    for uncollectible accounts of $1,950, $2,432
    and $2,740                                                        138,591          107,351           150,168
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     29,705           57,128            28,024
  Accrued unbilled revenue                                            112,459           67,543           125,413
  Prepaid taxes                                                         2,833           34,352             1,388
  Other prepaid expenses                                                9,783            5,448            12,415
  Material and supplies - at average cost
    Fuel                                                               67,207           73,671            63,381
    Construction and maintenance                                       73,904           72,447            71,073
                                                                -------------    -------------     -------------
      Total Current Assets                                            454,664          425,138           462,928
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  241,376          251,357           248,918
  Conservation costs, net                                             211,246          161,204           116,343
  Unamortized debt reacquisition costs                                 55,430           56,725            58,056
  Other                                                               120,109           98,783            95,603
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          628,161          568,069           518,920
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                            14,107                -             1,417
  Marketable securities                                               514,159          473,608           499,360
  Investment in finance leases                                        394,948          410,327           355,027
  Operating lease equipment, net of accumulated
    depreciation of $60,643, $116,832 and $101,187                    241,481          544,064           551,534
  Assets held for disposal                                            104,370                -                 -
  Receivables, less allowance for uncollectible
    accounts of $5,000, $5,000 and $0                                  75,698           76,426            71,991
  Other investments                                                   131,723          147,313           159,716
  Other assets                                                         17,354           22,551            19,115
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,493,840        1,674,289         1,658,160
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,920,208    $   6,965,756     $   6,870,281
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization
  Common stock                                                  $     118,486    $     118,248     $     118,046
  Other common equity                                               1,700,068        1,837,050         1,803,605
  Serial preferred stock                                              125,401          125,409           125,427
  Redeemable serial preferred stock                                   143,485          143,563           145,153
  Long-term debt                                                    1,703,370        1,723,399         1,767,754
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,790,810        3,947,669         3,959,985
                                                                -------------    -------------     -------------
Other Non-Current Liabilities
  Capital lease obligation                                            135,854          136,723                 -
                                                                -------------    -------------     -------------
      Total Other Non-Current Liabilities                             135,854          136,723                 -
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt due within one year                                   65,000           45,445            17,000
  Short-term debt                                                     354,000          189,600           292,825
  Accounts payable and accrued expenses                               162,229          175,258           179,383
  Capital lease obligation due within one year                         15,233           15,233                 -
  Other                                                               108,935          107,405           114,546
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       705,397          532,941           603,754
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        863,302          848,456           816,154
  Investment tax credits                                               66,432           68,256            70,081
  Other                                                                31,430           31,766            33,029
                                                                -------------    -------------     -------------
      Total Deferred Credits                                          961,164          948,478           919,264
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                    1,038,053        1,140,505         1,152,600
  Short-term notes payable                                            136,000           48,400            27,850
  Deferred taxes and other                                            152,930          211,040           206,828
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,326,983        1,399,945         1,387,278
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,920,208    $   6,965,756     $   6,870,281
                                                                =============    =============     =============
                                                     3


                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Six Months Ended         Twelve Months Ended
                                                                            June 30,                  June 30,
                                                                     -----------------------   -----------------------
                                                                       1995          1994        1995          1994
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $  59,063     $  76,365   $ 190,772     $ 224,256
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                       96,093        85,490     190,590       169,710
    Deferred income taxes and investment tax credits                    19,758        20,704      43,695        38,085
    Allowance for funds used during construction                        (4,675)      (12,036)    (11,386)      (22,352)
    Changes in materials and supplies                                    5,007        (2,219)     (6,657)       24,554
    Changes in accounts receivable and accrued unbilled revenue        (48,733)      (77,681)     22,850       (33,205)
    Changes in accounts payable                                        (18,919)       (4,924)     (5,738)       (2,074)
    Changes in other current assets and liabilities                     37,265        40,106      (9,601)        2,281
    Changes in deferred conservation costs                             (62,095)      (35,952)   (118,647)      (76,066)
    Net other operating activities                                     (16,710)       (3,357)    (12,995)        5,921
  Nonutility subsidiary:
    Net (loss) earnings                                               (119,873)        2,342    (103,126)        5,963
    Deferred income taxes                                              (70,702)      (15,547)    (48,769)         (291)
    Loss on assets held for disposal                                   170,078             -     170,078             -
    Changes in other assets and net other operating activities          50,824        47,300      51,517        59,601
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                      96,381       120,591     352,583       396,383
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                              (119,887)     (170,294)   (266,483)     (340,002)
  Allowance for funds used during construction                           4,675        12,036      11,386        22,352
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                              (115,212)     (158,258)   (255,097)     (317,650)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (11,321)     (112,829)    (25,827)     (267,413)
    Proceeds from sale or redemption of marketable securities           15,450        61,103      36,791       191,281
    Investment in leased equipment                                      (7,360)       (3,037)    (76,457)      (31,091)
    Proceeds from sale or disposition of leased equipment                    -         1,150           -       121,679
    Purchase of other investments                                       (2,563)       (5,593)     (4,161)      (43,889)
    Proceeds from sale or distribution of other investments             14,899         4,508      28,475         4,508
    Investment in promissory notes                                           -             -        (542)         (458)
    Proceeds from promissory notes                                       3,541         2,177       6,266         3,699
                                                                     ---------     ---------   ---------     ---------
Net Cash Used by Investing Activities                                 (102,566)     (210,779)   (290,552)     (339,334)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (98,164)      (97,802)   (196,116)     (193,649)
  Dividends on preferred stock                                          (8,475)       (8,215)    (16,697)      (16,307)
  Issuance of common stock                                               4,580         5,535       8,330        74,432
  Redemption of preferred stock                                            (78)       (2,457)     (1,668)       (2,457)
  Issuance of long-term debt                                            15,840       302,999      15,840       671,782
  Reacquisition and retirement of long-term debt                       (17,548)     (127,367)    (34,603)     (642,367)
  Proceeds from sale and leaseback of control center system                  -             -     152,000             -
  Short-term debt, net                                                 164,400        (1,790)     61,175       107,525
  Other financing activities                                           (12,427)       (4,791)    (22,089)      (23,563)
  Nonutility subsidiary:
    Issuance of long-term debt                                          75,000       210,000     151,750       244,000
    Repayment of long-term debt                                       (177,452)      (85,105)   (266,297)     (189,332)
    Short-term debt, net                                                87,600       (98,400)    108,150       (86,730)
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used By) Financing Activities                            33,276        92,607     (40,225)      (56,666)
                                                                     ---------     ---------   ---------     ---------
Net Increase in Cash and Cash Equivalents                               27,091         2,419      21,806           383
Cash and Cash Equivalents at Beginning of Period                         7,198        10,064      12,483        12,100
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  34,289     $  12,483   $  34,289     $  12,483
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $46,672, $40,372, $90,024 and $78,856)               $ 109,303     $  97,761   $ 215,059     $ 203,544
  Income taxes                                                       $   2,665     $   4,744   $  49,289     $  69,420
Nonutility subsidiary noncash transactions:
  Consolidation of majority-owned subsidiaries                       $       -     $       -   $       -     $  35,320



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

     In the District of Columbia, pre-July 1993 conservation costs receive rate base treatment. Conservation expenditures for the period July 1993 to December 1994 are recovered through a surcharge mechanism which initially became effective July 11, 1995, and which will be updated annually on June 1 to recover 1995 and subsequent conservation expenditures, including a capital cost recovery factor. A procedure has been established to consider lost revenue without the need for base rate proceedings. In Maryland, conservation costs are recovered through a surcharge rate which reflects amortization of program costs including costs in the year during which the surcharge commences, a capital cost recovery factor, incentives, applicable taxes and estimated lost revenue. The surcharge is established annually in a collaborative process with the recovery of lost revenue subject to an earnings test performed on a quarterly basis.

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

     PCI investments in equipment under operating leases are stated at cost less accumulated depreciation, except that equipment held for disposal is carried at estimated fair value less estimated costs to sell. Depreciation is recorded on a straight line basis over the equipment's estimated useful life. There will be no future depreciation on equipment held for disposal.

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

Conservation
- ------------

     In general, the Company accounts for conservation expenditures in connection with its demand side management (DSM) program as a deferred charge, and amortizes the costs over five years in Maryland and ten years in the District of Columbia.

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

     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 8% compounded semiannually, for the six months ended June 30, 1995, and approximately 7.6% in 1994 and 8.7% in 1993, compounded semiannually.

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

































(2) INCOME TAXES
- ----------------
Provision for Income Taxes Charged to Continuing Operations
- -----------------------------------------------------------



                                                              Three Months Ended       Six Months Ended        Twelve Months Ended
                                                                  June 30,                 June 30,                  June 30,
                                                             --------------------   ----------------------    ---------------------
                                                                1995       1994        1995         1994         1995        1994
                                                             --------    --------   ----------   ---------    ---------   ---------
                                                                                    (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $ 24,347   $ 26,563    $  12,950    $ 17,578     $ 58,767    $ 70,100
  State and local                                               2,881      3,546        1,429       2,334        7,707      10,386
                                                             --------   --------    ---------    --------     --------    --------
Total utility current tax expense                              27,228     30,109       14,379      19,912       66,474      80,486
                                                             --------   --------    ---------    --------     --------    --------
Utility deferred tax expense
  Federal                                                       6,966      6,460       18,435      19,329       41,176      36,820
  State and local                                               1,564      1,249        3,147       3,200        6,168       5,527
  Investment tax credits                                         (912)      (912)      (1,824)     (1,825)      (3,649)     (3,559)
                                                             --------   --------    ---------    --------     --------    --------
Total utility deferred tax expense                              7,618      6,797       19,758      20,704       43,695      38,788
                                                             --------   --------    ---------    --------     --------    --------

Total utility income tax expense                               34,846     36,906       34,137      40,616      110,169     119,274
                                                             --------   --------    ---------    --------     --------    --------

Nonutility subsidiary current tax expense
  Federal                                                      (4,705)     3,376       (7,940)     (3,686)     (33,569)    (15,815)
                                                             --------   --------    ---------    --------     --------    --------

Nonutility subsidiary deferred tax expense
  Federal                                                     (63,607)   (18,971)     (66,661)    (14,679)     (45,224)        506
  State and local                                                   -       (581)           -        (869)         731         308
                                                             --------   --------    ---------    --------     --------    --------
Total nonutility subsidiary deferred tax expense              (63,607)   (19,552)     (66,661)    (15,548)     (44,493)        814
                                                             --------   --------    ---------    --------     --------    --------

Total nonutility subsidiary income tax expense                (68,312)   (16,176)     (74,601)    (19,234)     (78,062)    (15,001)
                                                             --------   --------    ---------    --------     --------    --------

Total consolidated income tax expense                         (33,466)    20,730      (40,464)     21,382       32,107     104,273
Income taxes included in other income                         (68,281)   (19,494)     (74,858)    (22,815)     (77,949)    (22,664)
                                                             --------   --------    ---------    --------     --------    --------
Income taxes included in utility operating expenses          $ 34,815   $ 40,224    $  34,394    $ 44,197     $110,056    $126,937
                                                             ========   ========    =========    ========     ========    ========



Reconciliation of Consolidated Income Tax Expense
- -------------------------------------------------



                                                              Three Months Ended       Six Months Ended        Twelve Months Ended
                                                                   June 30,                June 30,                  June 30,
                                                             --------------------   ----------------------    ---------------------
                                                                1995       1994        1995         1994         1995        1994
                                                             --------    --------   ---------    ---------    ---------   ---------
                                                                                    (Thousands of Dollars)
(Loss) income before income taxes                            $(90,304)  $ 85,023    $(101,274)   $100,089     $119,753    $334,492
                                                             ========   ========    =========    ========     ========    ========

Utility income tax at federal
  statutory rate                                             $ 32,727     35,372    $  32,620    $ 40,943     $105,329    $121,207
    Increases (decreases) resulting from
      Depreciation                                              2,249      1,909        4,497       3,749        8,770       6,143
      Removal costs                                            (1,668)    (1,222)      (2,899)     (2,330)      (4,655)     (4,940)
      Allowance for funds used during
        construction                                              162       (792)         327      (1,738)        (346)     (3,469)
      Other                                                      (602)      (567)      (1,640)     (1,822)      (3,991)     (3,777)
      State income taxes, net of federal effect                 2,890      3,118        3,056       3,639        9,100      10,341
      Tax credits                                                (912)      (912)      (1,824)     (1,825)      (4,038)     (3,964)
      Cumulative effect of tax rate change                          -          -            -           -            -      (2,267)
                                                             --------   --------    ---------    --------     --------    --------
Total utility income tax expense                               34,846     36,906       34,137      40,616      110,169     119,274
                                                             --------   --------    ---------    --------     --------    --------

Nonutility subsidiary income tax at federal
  statutory rate                                              (64,334)    (5,614)     (68,066)     (5,912)     (63,416)     (3,441)
    Increases (decreases) resulting from
      Dividends received deduction                             (2,112)    (2,106)      (4,313)     (4,149)      (8,651)     (7,881)
      Reversal of previously accrued deferred taxes                 -     (6,547)           -      (6,547)      (1,659)     (7,593)
      Other                                                    (1,866)    (1,328)      (2,222)     (1,757)      (5,067)     (1,990)
      State income taxes, net of federal effect                     -       (581)           -        (869)         731        (690)
      Cumulative effect of tax rate change                          -          -            -           -            -       6,594
                                                             --------   --------    ---------    --------     --------    --------
Total nonutility subsidiary income tax expense                (68,312)   (16,176)     (74,601)    (19,234)     (78,062)    (15,001)
                                                             --------   --------    ---------    --------     --------    --------

Total consolidated income tax expense                         (33,466)    20,730      (40,464)     21,382       32,107     104,273
Income taxes included in other income                         (68,281)   (19,494)     (74,858)    (22,815)     (77,949)    (22,664)
                                                             --------   --------    ---------    --------     --------    --------
Income taxes included in utility operating expenses          $ 34,815   $ 40,224    $  34,394    $ 44,197     $110,056    $126,937
                                                             ========   ========    =========    ========     ========    ========



Components of Consolidated Deferred Tax Liabilities (Assets)
- ------------------------------------------------------------




                                                              June 30,   Dec. 31,    June 30,
                                                                1995       1994        1994
                                                             ---------   --------   ----------
                                                                  (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $745,417   $723,248    $ 705,541
  Rapid amortization of certified pollution
    control facilities                                         28,252     29,018       29,600
  Deferred taxes on amounts to be collected
    through future rates                                       91,409     95,465       94,539
  Property taxes                                               11,407     11,212       10,229
  Deferred fuel                                                (4,338)       177        4,346
  Prepayment premium on debt retirement                        20,970     21,537       11,276
  Deferred investment tax credit                              (25,155)   (25,922)     (26,615)
  Contributions in aid of construction                        (25,272)   (24,954)     (23,866)
  Other                                                        24,146     25,454       21,984
                                                             --------   --------    ---------
Total utility deferred tax liabilities (net)                  866,836    855,235      827,034
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                       3,534      6,779       10,880
                                                             --------   --------    ---------
Total utility deferred tax liabilities (net) - noncurrent    $863,302   $848,456    $ 816,154
                                                             ========   ========    =========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $133,326    134,925    $ 129,176
  Operating leases                                             22,256    117,782      123,638
  Reversal of previously accrued taxes related
    to partnerships                                           (16,152)   (16,385)     (16,962)
  Alternative minimum tax                                     (81,730)   (77,167)     (85,783)
  Other                                                        21,940    (24,477)     (30,088)
                                                             --------   --------    ---------
Total nonutility subsidiary deferred tax liabilities
  (net), (included in Deferred taxes and other)              $ 79,640   $134,678    $ 119,981
                                                             ========   ========    =========










     Certain provisions of SFAS No. 109, allow regulated enterprises to recognize regulatory assets and liabilities for income taxes to be recovered from or returned to customers in future rates. No valuation allowance for deferred tax assets was required or recorded at June 30, 1995.

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

(3)  CAPITALIZATION
     --------------

Common Equity
- -------------

     At June 30, 1995, 118,485,727 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of June 30, 1995, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares of Common Stock were reserved for issuance under the Employee Savings Plans; and shares reserved for conversion of debentures were 2,771,633 and 3,392,500 for the 7% and 5% Convertible Debentures, respectively.

Serial Preferred, Redeemable Serial Preferred and Preference
- ------------------------------------------------------------
  Stock and Long-Term Debt
  ------------------------

     At June 30, 1995, the Company had outstanding 5,377,727 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,159,434 shares is authorized. At June 30, 1995, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.6 million and $10.2 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series
(8,031 shares outstanding at June 30, 1995) is convertible into Common Stock at $8.51 per share.

     At June 30, 1995, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.625% ($2.3125) for the period June 1, 1995 through August 31, 1995. For the period March 1, 1995 through May 31, 1995, the annual dividend rate was 4.9% ($2.45). The average rate at which dividends were paid during the 12 months ended June 30, 1995 was 4.4% ($2.20).

     At June 30, 1995, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001. There are one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002. There are 869,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 1999 with respect to the three series of Redeemable Serial Preferred Stock are $1 million in 1997 and $1.5 million annually thereafter.

     The Company's long-term debt at June 30, 1995, is summarized below:

                                         (Thousands of Dollars)

          First Mortgage Bonds                    $1,266,600
          Convertible Debentures                     181,864
          Notes Payable                              350,000
          Net Unamortized Discount                   (30,094)
          Current Portion                            (65,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,703,370
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $1,038,053
                                                  ==========

     At June 30, 1995, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $123.6 million; and the aggregate amounts of long-term debt maturities are $40 million in 1995, $25 million in 1996, $150 million in 1997, $50 million in 1998 and $45 million in 1999. At June 30, 1995, long-term debt due within one year consisted of $40 million of 5% First Mortgage Bonds and $25 million of 6 1/4% Medium-Term Notes.







Nonutility Subsidiary Long-Term Debt
- ------------------------------------

     Long-term debt at June 30, 1995 consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between 1995 and 2003. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.71% at June 30, 1995, 7.47% at December 31, 1994 and 7.21% at June 30, 1994. Annual aggregate principal repayments on these borrowings are $94.3 million in 1995, $180.5 million in 1996, $135.5 million in 1997, $242.3 million in 1998, $126.5 million in 1999 and $189.5 million thereafter. Also included in long-term debt is $69.5 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.

Long-Term Debt Ratings
- ----------------------

     On July 10, 1995, Moody's confirmed its A1 rating on the outstanding senior secured debt of the Company, as well as its other ratings of senior securities and commercial paper of both the utility and PCI, removing those securities from the Negative Watch List. During the second quarter, Standard and Poor's and Duff and Phelps affirmed their ratings on the Company's senior secured debt of A and AA-, respectively.



























(4) Fair Value of Financial Instruments
- ---------------------------------------

The estimated fair values of the Company's financial instruments at June 30, 1995, December 31, 1994 and June 30, 1994 are shown below.



                                         June 30,                    December 31,                    June 30,
                                           1995                          1994                          1994
                                --------------------------     -------------------------     -------------------------
                                  Carrying        Fair          Carrying        Fair          Carrying        Fair
                                   Amount         Value          Amount         Value          Amount         Value
                                -----------     ----------     ----------     ----------     ----------     ----------
                                                                (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,401        111,297        125,409        102,102        125,427        104,273
                                ==========      =========      =========      =========      =========      =========
    Redeemable serial
      preferred stock           $  143,485        139,796        143,563        134,008        145,153        145,227
                                ==========      =========      =========      =========      =========      =========
    Long-term debt
      First Mortgage Bonds      $1,212,289      1,203,599      1,208,076      1,093,208      1,251,722      1,169,468
      Medium-Term Notes         $  322,860        326,886        347,712        324,223        347,565        336,399
      Convertible Debentures    $  168,221        164,667        167,611        146,098        168,467        161,472
                                ----------      ---------      ---------      ---------      ---------      ---------
        Total long-term debt    $1,703,370      1,695,152      1,723,399      1,563,529      1,767,754      1,667,339
                                ==========      =========      =========      =========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  514,159        514,159        473,608        473,608        499,360        499,360
                                ==========      =========      =========      =========      =========      =========
    Notes receivable            $   61,188         59,380         61,278         58,616         58,461         62,000
                                ==========      =========      =========      =========      =========      =========
  Liabilities
    Long-term debt              $1,038,053      1,041,401      1,140,505      1,122,638      1,152,600      1,160,000
                                ==========      =========      =========      =========      =========      =========










     The methods and assumptions below were used to estimate, at June 30, 1995, December 31, 1994 and June 30, 1994, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

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


























(5)  MARKETABLE SECURITIES
     ---------------------

     SFAS No. 115 entitled, "Accounting for Certain Investments in Debt and Equity Securities," was adopted by PCI in January 1994. PCI's marketable securities, all of which are classified as available-for-sale as defined in SFAS No. 115, consist primarily of investment grade preferred stocks with mandatory redemption features. Pursuant to SFAS No. 115, net unrealized gains and losses on such securities are reflected, net of tax, in stockholders equity. The net unrealized gains (losses) are shown below:

                                  As of June 30, 1995
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value      Gains/(Losses)
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  510,280   $  514,159    $      3,879
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  510,283   $  514,159    $      3,876
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
                        ==========   ==========    ============












                                  As of June 30, 1994
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  518,166   $  499,360    $    (18,806)
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  518,169   $  499,360    $    (18,809)
                        ==========   ==========    ============

     Included in net unrealized gains and losses are gross unrealized losses of $9 million and gross unrealized gains of $12.9 million at June 30, 1995; gross unrealized losses of $40 million and gross unrealized gains of $1.8 million at December 31, 1994; and gross unrealized losses of $24.1 million and gross unrealized gains of $5.3 million at June 30, 1994.

     At June 30, 1995, the final contractual maturities (in thousands of dollars) for mandatory redeemable preferred stock were as follows:

     Within one year                 $ 10,232
     One to five years                 75,645
     Five to ten years                168,525
     Over ten years                   255,878
                                     --------
                                      510,280
     Plus net unrealized
       gains                            3,879
                                     --------
                                     $514,159
                                     ========

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. A summary of realized gains and losses is shown below.

                                Three Months        Six Months
                                   Ended              Ended
                               June 30, 1995       June 30, 1995
                               -------------       -------------
                                    (Thousands of Dollars)
     Gross realized gains        $     213            $    361
     Gross realized losses            (196)               (207)
                                 ---------            --------
       Net gain                  $      17            $    154
                                 =========            ========


                              18
(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     As also discussed in the 1994 Form 10-K, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the participating potentially responsible parties, the Company is responsible for

                              19
12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by EPA, including legal fees, are currently estimated to be $6.5 million. The Company has paid $.8 million as of June 30, 1995. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. On July 20, 1995, EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The Company lacks sufficient information to comment on the accuracy of EPA's cost estimate and cannot predict whether EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

     On July 3, 1995, the United States Attorney for the District of Maryland filed a Complaint and Consent Decree resolving violations of the Clean Water Act by the Company which occurred at its Faulkner Fly Ash Storage Facility located in Charles County, Maryland. Pursuant to the terms of the Consent Decree the Company agreed to pay a civil penalty of $975,000, which has been accrued at June 30, 1995. If approved by the court, the settlement will bring to an end an environmental investigation, begun at the Company's request in 1993, of unlawful activities by a former Company employee and contractors. The environmental violations were discovered by Company environmental investigators in 1993 and involved wastewater discharges from treatment ponds that occurred over several years at the Company's Faulkner Fly Ash Storage Facility in Charles County, Maryland. Upon discovering the violations, the Company immediately reported them to federal and state authorities and fully cooperated with these officials in a thorough investigation that resulted in the criminal conviction and sentencing of a former employee. The Company also terminated the employee, his supervisor and several contractors.

Litigation
- ----------

     The Company filed a Petition for Review with the District of Columbia Court of Appeals related to the Commission's decisions in Formal Case No. 929 in July 1994. On June 19, 1995, the Court issued its opinion and order by which it (1) affirmed the Commission's decision not to allow the recovery of 100% of test year conservation costs; (2) remanded to the Commission for a fuller and clearer explanation with supporting reasons justifying the disallowance of 25%, as opposed to any other percentage, of test period conservation costs; and (3) affirmed the Commission's disallowance of 100% of projected increases in employee benefit costs.
                              20

     In remanding to the Commission for further explanation the Commission's decision to disallow 25%, as opposed to any other percentage, of test period conservation costs, the Court noted that there was nothing in the record to support the 25% figure, and that the Commission had failed to explain in any way how it chose the 25% figure. The Court added that on remand, the Commission should explain how application of the prudent management criteria to the facts of this case leads to the conclusion that 25% (or whatever greater or lesser figure the Commission determines is appropriate) cannot lawfully be recovered from the Company's ratepayers. All disallowances and adjustments required by the decisions in D.C. Formal Case No. 929 were reflected in the results for June 1994. See Part II, Item 5, Base Rate Proceedings for additional information.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Other
- -----

     Subsidiaries of the Company and Columbia Gas System, Inc. have formed a joint venture partnership (the Partnership) to own and operate natural gas storage and terminaling facilities at Cove Point, Maryland, and an 87-mile natural gas pipeline that extends from Cove Point to Loudoun County, Virginia. A Company subsidiary has committed to loan the Partnership $15 million to recommission certain existing facilities and for new construction. As of June 30, 1995, the remaining $3.5 million of the loan commitment is yet to be drawn upon by the Partnership.

     In May 1995, the Company announced that its subsidiary, PepData, Inc., entered into a joint venture agreement with Metricom, Inc. to own and operate a wireless data network in the Washington, D.C. metropolitan area. The Company will invest $7 million and own 20 percent of the joint venture. See Part I,
Item 2, Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition for additional information.

Nonutility Subsidiary
- ---------------------

     See discussion of PCI in Part I, Item 2, Management's
Discussion and Analysis of Consolidated Results of Operations and
Financial Condition.
* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                              21

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 23) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-58810 and 33-50377) and Form S-8 (Registration Nos. 33-36798, 33-53685 and 33-54197) filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.




























                              22


INDEPENDENT ACCOUNTANTS REPORT



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at June 30, 1995 and 1994 and the related consolidated statements of earnings and retained income for the three, six and twelve month periods then ended and the consolidated statements of cash flows for the six and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
July 28, 1995

                              23
Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
- ------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
- -------

RESULTS OF OPERATIONS
- ---------------------

TOTAL REVENUE

     Total revenue decreased for the three, six and twelve months ended June 30, 1995, as compared to the corresponding periods in 1994. The decrease in revenue from sales of electricity for each period were primarily due to decreases in kilowatt-hour sales of 2.7% for the three months ended and 4.3% for the six and twelve months ended June 30, 1995, over the corresponding periods in 1994. The decrease in kilowatt-hour sales for the three months ended June 30, 1995, was primarily attributable to cooler than average spring weather with cooling degree hours 32% below the 20-year average and 53% below the three months ended June 30, 1994. The Company recognized $8.7 million in revenue in June 1995 compared to $5.0 million in June 1994 associated with the conservation incentive provision of the Company's Maryland Demand Side Management (DSM) surcharge tariff. The decrease in kilowatt-hour sales for the six months ended June 30, 1995 was the result of milder weather in 1995, as compared to 1994 when record-breaking frigid temperatures in January and warmer than average June weather resulted in extraordinarily high sales. The decline in kilowatt-hour sales was partially offset by a March 1994 base rate increase in the District of Columbia. The decrease in revenue for the twelve months ended June 30, 1995 as compared to the same period ending June 30, 1994 was primarily attributable to a decrease in interchange deliveries to the Pennsylvania-New Jersey-Maryland Interconnection Association
(PJM) and a 4.3% decrease in kilowatt-hour sales as a result of milder weather in the period ending June 30, 1995. The decrease in revenue as a result of lower kilowatt-hour sales was partially offset by the effects of the 1993 base rate increase in Maryland, the 1994 base rate increase in the District of Columbia, and an increase in revenue of approximately $23.7 million for the twelve months ended June 30, 1995 as compared to the same period in 1994 associated with the Company's DSM surcharge tariff in its Maryland jurisdiction.






                              24
     Recent rate orders received by the Company provided for changes in annual base rate revenue as shown in the table below:

                            Rate
                          Increase       %          Effective
Regulatory Jurisdiction    ($000)      Change          Date
- -----------------------  ----------    -------    ---------------
District of Columbia      $27,900        3.8%     July 1995
Federal - Wholesale         2,300        1.8      January 1995
District of Columbia       26,700        3.9      March/June 1994
Federal - Wholesale         2,600        2.3      January 1994
Maryland                   27,000        3.0      November 1993

On June 30, 1995, the District of Columbia Public Service Commission authorized a $27.9 million, or 3.8% increase in base rate revenues, effective July 11, 1995. Also in June 1995, the District of Columbia Court of Appeals issued its Opinion and Order in response to the Company's 1994 Petition Order in connection with the Commission's decisions in Formal Case No.
929. The Company was granted a mechanism in Formal Case No. 917 which allows the Company to recover post June 1993 conservation expenditures through a billing surcharge. The initial rate, which became effective July 11, 1995, will result in $15 million of additional revenue annually. See Part I, Item 1, Notes to the Consolidated Financial Statements, (6) Commitments and Contingencies, and Part II, Item 5, Base Rate Proceedings, for additional information.

OPERATING EXPENSES

     Fuel and purchased energy decreased for the three, six and twelve months ended June 30, 1995, as compared to the corresponding periods ended June 30, 1994. Fuel expense decreased for the three, six and twelve months ended June 30, 1995, primarily as the result of decreases in net generation of 22.2%, 21.9% and 16.9%, respectively, due to decreased customer usage. The decreases in customer usage were caused by milder weather in the various periods as discussed above. The increases in purchased energy for the three, six and twelve months ended June 30, 1995, reflect changes in the levels and prices of energy purchased from PJM and other utilities.












                              25
     The unit fuel costs for the comparative periods ended June
30, were as follows:

                      Three            Six            Twelve
                   Months Ended    Months Ended     Months Ended
                   ------------    -------------    ------------
                   1995    1994    1995     1994    1995    1994
                   ----    ----    ----     ----    ----    ----
System Average
  Fuel Cost
    per MBTU       $1.66   $1.91   $1.74    $2.03   $1.80   $2.00

     The decreases in the system average unit fuel cost for the three, six and twelve months ended June 30, 1995 were primarily attributable to decreased net generation due to decreased customer usage of electricity. Decreased use of cycling and peaking units which burn oil and natural gas resulted in an increase in the percent of coal contribution to the fuel mix. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     For the twelve month periods ended June 30, 1995 and 1994, the Company obtained 85% and 72%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments increased slightly for the three and six months ended and increased for the twelve months ended June 30, 1995, as compared to the corresponding periods in 1994. The increase for the twelve months ended June 30, 1995 reflects a January 1, 1994 increase in the cost of capacity under agreements with Ohio Edison and Allegheny Power System (APS) and the 147 megawatts of capacity being purchased from Pennsylvania Power & Light Company for a one year period June 1, 1994 through May 31, 1995. The cost of capacity, under the Ohio Edison and APS agreements, increased from $12,380 per megawatt, per month, in effect from 1987 to 1993, to $18,060 per megawatt, per month, plus an allocation of fixed operating and maintenance expenses.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three, six and twelve months ended June 30, 1995 as compared to the corresponding periods ended June 30, 1994. The increases were principally due to increased depreciation and amortization expense due to additional investment in property and plant and the amortization of increased amounts of conservation program costs and a nonrecurring charge of $7.4 million taken in January 1995 for operating costs associated with the Company's Voluntary Severance Program.

     See "Legal Proceedings," under Part II, Item 1, Other
Information, for additional information.

                              26
CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6 billion at June 30, 1995, an increase of $92.7 million from the investment at December 31, 1994 and an increase of $210.5 million from the investment at June 30, 1994. Cash invested in property and plant construction, excluding AFUDC, amounted to $115.2 million for the six months ended June 30, 1995, and $255.1 million for the twelve months then ended.

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (3) Capitalization for information with respect to financing activity.

     At June 30, 1995, the Company's capital structure, excluding short-term debt, long-term debt due within one year, and nonutility subsidiary debt, consisted of 44.9% long-term debt, 3.3% serial preferred stock, 3.8% redeemable serial preferred stock and 48.0% common equity. On July 10, 1995, Moody's affirmed its A1 rating on the outstanding senior secured debt of the Company, as well as its other ratings of senior securities and commercial paper, and removed those securities from the Negative Watch List. During the second quarter, Standard and Poor's and Duff and Phelps had affirmed their ratings on the Company's senior secured debt of A and AA-, respectively.

      The Company filed for a 5.3% increase in the Maryland fuel rate, in September 1994, which became effective, subject to refund, on November 1, 1994. The initial filing also included an adjustment for a deferred fuel amortization charge to recover over a twelve month period approximately $28.5 million of previously unrecovered fuel costs incurred through July 31, 1994. During the case, which is still pending, the Company updated the proposed deferred fuel amortization, pursuant to a recommendation of the Staff of the Maryland Public Service Commission, to reflect a reduction in the unrecovered amount at October 31, 1994 to $21.1 million. Based on results for the period ended November 30, 1994, the Company, in January 1995, filed for a fuel rate reduction in Maryland of 5.3%. Based on results for the period ended February 28, 1995, the Company filed for an additional fuel rate reduction in Maryland of 5.7% during April 1995, which became effective subject to refund on May 1, 1995. At June 30, 1995, essentially all unrecovered fuel costs have been recovered. The final orders in these filings are expected in the third quarter.

     Cash (used by) from utility operations, after dividends, was $(40.6) million for the six months ended June 30, 1995, and $70.1 million for the twelve months then ended as compared with $(19.5) million and $121.2 million, respectively, for the same periods ended June 30, 1994.
                              27

     Outstanding utility short-term debt totaled $354.0 million at June 30, 1995, an increase of $164.4 million from the $189.6 million outstanding at December 31, 1994 and an increase of $61.2 million from the $292.8 million outstanding at June 30, 1994.

THE COVE POINT JOINT VENTURE
- ----------------------------

     Subsidiaries of the Company and Columbia Gas System, Inc., have formed a joint venture partnership (the Partnership) to own and operate natural gas storage and terminaling facilities at Cove Point, Maryland, and an 87-mile natural gas pipeline that extends from Cove Point to Loudoun County, Virginia.
Construction and recommissioning activities are on schedule and the Partnership anticipates commercial operation in the fall of 1995. At June 30, 1995, the Company's subsidiaries have invested $21.5 million, in the form of equity and debt, in the Partnership.

JOINT VENTURE FOR WIRELESS DATA COMMUNICATION NETWORK AND
- ---------------------------------------------------------
  NEW ENERGY SERVICES SUBSIDIARY FORMED
  -------------------------------------

     In May 1995, the Company announced that its subsidiary, PepData, Inc., entered into a joint venture agreement with Metricom, Inc. to own and operate a wireless data network providing economical data communication services to four million people in the Washington, D.C. metropolitan area. The agreement calls for the joint venture company, Metricom D.C. LLC., to install radio devices on public and private facilities to create a wireless data communication network. The Company will invest $7 million and own 20 percent of the joint venture.

     Also in May, a subsidiary Pepco Services, Inc., was formed to offer a range of energy-related technical, engineering, management and financing services to businesses and government organizations in the region.

NONUTILITY SUBSIDIARY
- ---------------------

RESULTS OF OPERATIONS
- ---------------------

     PCI incurred net losses of $115.5 million, $119.9 million and $103.1 million for the three, six and twelve months ended June 30, 1995 compared to earnings of $.1 million, $2.3 million and $6 million for the same periods ended June 30, 1994, respectively. Net losses incurred in 1995 are the result of the adoption of a plan by PCI to exit the aircraft equipment leasing business, resulting in a second quarter 1995 $110 million non-cash, after-tax charge to earnings.
                              28

     PCI contributed $(.98), $(1.01) and $(.87) to the Company's earnings per share for the three, six and twelve months ended June 30, 1995 as compared to no contribution to earnings, $.02 and $.05 for the same periods ended June 30, 1994. Included in the loss per share for 1995 was $(.93) per share, for each of the periods, for a charge upon the adoption of a plan to exit the aircraft equipment leasing business and $(.05), $(.06) and $(.06) per share, respectively, for the periods for a valuation adjustment of aircraft equipment under master lease.

     On May 18, 1995, PCI adopted a plan to exit the aircraft equipment leasing business. The plan, which was developed following a comprehensive review of the business, is designed to permit a withdrawal from the aircraft leasing business on an orderly basis designed to preserve value. The decision to exit the aircraft leasing business was based on an accumulation of factors which led PCI to conclude that the business was no longer consistent with PCI's goal of providing a stable supplement to consolidated earnings. These factors included the recent inability to secure satisfactory leases for certain aircraft returned by prior lessees, the continuing difficulties and credit risks associated with certain lessees, including Trans World Airlines (TWA) and Continental Airlines (Continental), and PCI's evaluation of the prospects for its aircraft lease portfolio and the airline industry in general.

     Under the plan, PCI will make no new investments to increase the size of the aircraft leasing portfolio. In addition, thirteen aircraft, (seven L-1011 aircraft, two F-28-4000 aircraft, one A-300 aircraft, two B-747-200 aircraft and one B747-200F aircraft) have been designated for sale. These aircraft are subject to short-term, usage-based leases, leases that will expire in the near term, or are not currently under lease. PCI will seek to accomplish these sales over 18 to 24 months. The book value of these aircraft (which, prior to adoption of the plan, was $295 million) was reduced to an estimated net realizable value of approximately $105 million. After taking into account the elimination of a previously established reserve of approximately $22 million for future repair and maintenance expenditures and other minor adjustments, the result was an immediate non-cash charge to after-tax earnings of approximately $110 million for the second quarter of 1995. There will be no future depreciation of, or accrual for, repair and maintenance expenditures with respect to these aircraft.

     In accordance with the plan, PCI will continue to hold and closely monitor the remainder of its aircraft leasing portfolio, with the objective of identifying future opportunities for disposition of these investments on favorable terms. Included in this portion of the portfolio are six wholly owned aircraft (three DC-10-30 aircraft and three B-747-200 aircraft) and two


                              29
DC-10-30 aircraft held by partnerships in which PCI has a 50% interest, all of which are under long-term operating leases to Continental or United Airlines. Depreciation on each of these aircraft has been increased in order to achieve book values at lease expiration that will correspond to their respective anticipated residual values. The net effect of this revised depreciation, coupled with the elimination of further depreciation on the aircraft designated for sale, will result in higher depreciation charges through 1997, and lower depreciation charges thereafter, as compared to the depreciation charges PCI would have incurred absent the plan. No adjustments were made to the remainder of PCI's aircraft leasing portfolio, which consists of twelve full or partial interests in aircraft under leveraged leases or direct finance leases (one DC-10-30 aircraft, three MD-82 aircraft, four B737-300 aircraft, two B747-300 aircraft, one B757-200 aircraft and one MD-11F aircraft).

     PCI has two aircraft under a master lease agreement which are not carried on its balance sheet. Separate from the plan, as a result of differences between the guaranteed residual value and the expected market value of these aircraft at the end of the initial term of the master lease agreement, PCI, following generally accepted accounting principles, is recording a monthly after-tax charge against earnings of approximately $1.7 million during the period March through September 1995.

     In January 1995, Continental announced its intention to seek the early termination of all of its A-300 aircraft leases and rental reductions under certain leases of other widebody aircraft. Following negotiations, in April 1995, PCI signed an agreement with Continental regarding this matter. As compensation for the return of the A-300 aircraft in 1995, prior to the end of its lease, PCI is to be paid $10.3 million, as adjusted for rents received from Continental for the period February 1995 until the aircraft is returned, in Continental securities. The A-300 aircraft is one of the aircraft designated for sale by PCI under its previously-discussed plan to exit the aircraft leasing business. There will also be deferral of approximately 40% of aggregate monthly rentals from the four wholly owned and two jointly owned DC-10-30 aircraft for a period of sixteen months, commencing February 1995. In addition, PCI obtained cross-default provisions in its Continental leases and improvements in aircraft return conditions. The deferred amounts are to be repaid over a three and one-half year period with 8% interest, commencing June 1, 1996, at which time the aggregate deferred amount would be approximately $20 million.

     PCI's aircraft portfolio at June 30, 1995 is summarized below.

    Aircraft
 Designated for
Sale in Near Term    Qty(1)  Year(2)   Lessee          Lease Type
- ------------------   --------------------------------------------

A-300 aircraft         1     1979      Continental(5)  Operating
B747-200 aircraft      1     1977      Air Atlanta     Operating
                                         Icelandic
B747-200 aircraft      1     1976      Air Club        Operating
B747-200F aircraft
  & spare engine       1     1976      Atlas Air       Operating
F-28-4000 aircraft
  & spare engine       2     1979/80   USAir           Operating

L1011-50 aircraft      2     1974      ING             Operating
L1011-50 aircraft      1     1975      TWA             Operating
L1011-100 aircraft     4     1974/75   (4)             N/A

     Aircraft
  With Increased
   Depreciation
- -------------------

B747-200 aircraft
  & spare engines      1     1972      Continental     Operating
B747-200 aircraft      1     1978      United          Operating
B747-200 aircraft      1     1978      United          Operating
DC-10-30 aircraft      4     1973      Continental(3)  Operating
DC-10-30 aircraft      1     1974      Continental     Operating

- -----------------------------------------------------------------
(1) Includes all equipment in which PCI has a greater than 10% ownership interest. Not included in PCI's balance sheet at June 30, 1995 are two DC-10-30 aircraft on operating lease to PCI which were sub-leased to Canadian Airlines in March 1995.
(2)  Year of manufacture.
(3)  PCI owns a partial interest in certain of this equipment.
(4)  Currently not on lease.
(5)  Scheduled to be returned to PCI in 1995.

All Other Aircraft
    Equipment        Qty(1)  Year(2)   Lessee          Lease Type
- ------------------   --------------------------------------------

B737-300 aircraft      4     1988      United(3)       Direct
                                                         Finance
B747-300 Combi
  aircraft             1     1984      KLM(3)          Leveraged

B747-300 aircraft      1     1985      Singapore       Leveraged
B757-200 aircraft      1     1986      Northwest       Leveraged
DC-10-30 aircraft      1     1979      Continental     Direct
                                                         Finance
MD-11F aircraft        1     1993      Fed. Express    Leveraged
MD-82 aircraft         1     1982      Continental     Direct
                                                         Finance
MD-82 aircraft
  & spare engine       2     1987      Continental(3)  Direct
                                                         Finance
Assorted Aircraft
  Engines              12    Various   Various         Operating

- -----------------------------------------------------------------
(1) Includes all equipment in which PCI has a greater than 10% ownership interest. Not included in PCI's balance sheet at June 30, 1995 are two DC-10-30 aircraft on operating lease to PCI which were sub-leased to Canadian Airlines in March 1995.
(2)  Year of manufacture.
(3)  PCI owns a partial interest in certain of this equipment.


     During 1994, PCI purchased from and leased to a Dutch electric utility company an approximate one-third undivided interest in a recently-constructed 650 megawatt (gross) base load, coal and gas-fired power plant located in The Netherlands. PCI's original equity investment totaled $60 million and is accounted for as a leveraged lease.

     In prior years the Company has invested in five 30-megawatt Solar Electric Generating Systems (SEGS) projects in the Mojave Desert in California. The Company owns 22%, 10%, 19%, 31%, and 25% of SEGS projects III through VII, respectively, representing a net investment of $58 million included in PCI's investment in finance leases at June 30, 1995.

     The five SEGS power generating projects in which PCI has invested sell electricity to Southern California Edison Company (Edison) under thirty year Interim Standard Offer No. 4 power purchase agreements which fix the energy rate paid by Edison for the first ten years of the agreements. For the remaining term of the agreements, energy rates are variable, based on Edison's avoided cost of generation. The SEGS projects are scheduled to convert to supplying electricity at avoided cost rates at various times beginning in early 1997 through the end of 1998. As a result of declines in Edison's avoided costs subsequent to the inception of these agreements, revenues at these projects would be substantially lower than revenues presently being realized under the fixed energy price terms of the agreements. If current avoided cost levels were to continue into 1997 and beyond, PCI could experience reduced earnings or incur losses associated with these projects. PCI is investigating and pursuing alternatives for these projects, including but not limited to, renegotiating the power purchase agreements and restructuring the associated debt.

     PCI generates income primarily from its leasing activities and securities investments. Revenue from leasing activities, which includes rental income, gains on asset sales, interest income and fees totaled $22.1 million, $45.9 million and $108.8 million for the three, six and twelve months ended June 30, 1995, respectively, compared to $23.9 million, $48.4 million and $119 million for the corresponding periods ended in 1994. The decrease in revenue for the three, six and twelve months ended June 30, 1995 over 1994 was primarily due to decreases in rental income from operating leases and decreased fee income.

     PCI's marketable securities portfolio contributed pre-tax income of $9.4 million, $18.6 million and $36.5 million for the three, six and twelve months ended June 30, 1995 respectively, compared to $8.9 million, $17.3 million and $37.0 million for the same periods ended June 30, 1994. Net realized gains included in marketable securities income totaled approximately $.02 million, $.2 million and $.6 million for the three, six and twelve months ended June 30, 1995, respectively, and $.3 million, $.3 million and $5.2 million for the corresponding periods in 1994.

     Other income decreased during the second quarter 1995 over the corresponding period in 1994 and increased for the six and twelve month periods ended June 30, 1995 over 1994. The decrease in the second quarter was due to a decrease in real estate income. The increase during the six and twelve months ended June 30, 1995 over 1994 was primarily due to a first quarter 1994 writeoff resulting from agreements settling lawsuits related to PCI's construction and operation of a municipally-owned waste-to-energy facility. For the twelve month period the increase was primarily caused by a September 1993 termination of approximately $13.5 million related to the termination of obligations with respect to a real estate limited partnership interest.

     The $170.1 million pretax charge during the three, six and twelve months ended June 30, 1995 is the result of PCI's plan, adopted during the second quarter of 1995, to exit the aircraft equipment leasing business.

     Expenses before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $46.4 million, $90.9 million and $157.6 million for the three, six and twelve months ended June 30, 1995, respectively, compared to $50.1 million, $83.9 million and $157.3 million for the same periods ended June 30, 1994. Expenses decreased for the three month period ended June 30, 1995 over the same period in 1994 primarily due to the elimination of future accrued repairs and maintenance expenses for assets held for disposal. Expenses increased for the six month period ended June 30, 1995 over the same period in 1994 primarily as a result of a $2.7 million pretax monthly accrual which commenced in March 1995 for the recognition of the difference between the guaranteed residual value and the expected market value of aircraft at the end of the initial term of a master lease agreement in September 1995. Due to increased interest rates, interest expense also increased for each of the three periods in 1995 over the corresponding periods in 1994.

     PCI had income tax credits of $68.3 million, $74.6 million and $78.1 million for the three, six and twelve months ended June 30, 1995, respectively, compared to income tax credits of $16.2 million, $19.2 million and $15.0 million for the corresponding periods in 1994. The significant increase in income tax credits for each of the three periods ended June 30, 1995 compared to June 30, 1994 was the result of the previously mentioned charge relating to aircraft equipment.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     Investments in leased equipment of $7.4 million for the six month period ended June 30, 1995 were for the purchase of aircraft engines placed under operating leases. The investments of $76.5 million in leased equipment for the twelve month period ended June 30, 1995 also included $60 million for a one-third undivided interest in a recently-constructed 650 megawatt (gross) baseload, coal and gas fired power plant located in The Netherlands which was purchased and leased back under a long-term leveraged lease to a Dutch electric utility.

     PCI's outstanding short-term debt totaled $136 million at June 30, 1995, an increase of $87.6 million from the $48.4 million outstanding at December 31, 1994 and an increase of $108.2 million over the $27.8 million outstanding at June 30, 1994. During the six and twelve months ended June 30, 1995, PCI issued $75 million and $151.8 million, respectively, in long-term debt, including non-recourse debt. No long-term debt was issued in the three months ended June 30, 1995. Debt repayments totaled $115.7 million, $177.5 million and $266.3 million, respectively, for the three, six and twelve months ended June 30, 1995. At


                              34
June 30, 1995, PCI had $13.3 million available under its Medium-
Term Note Program and $270 million of unused short-term bank credit lines.

     PCI has paid a total of $100 million in dividends to the Company, including a $9 million dividend paid in January 1995. Dividend payments are considered based upon factors such as future business plans, debt-to-equity ratios, and anticipated capital requirements. PCI paid a dividend of $50 million to the Company in December 1990, and subsequent dividend payments, through January 1995, have been approximately 50% of annual net earnings.

     The $514.2 million portfolio of investment grade preferred stocks provides PCI with significant liquidity and flexibility to participate in additional investment opportunities.

Part II   OTHER INFORMATION
- -------   -----------------
Item 1    LEGAL PROCEEDINGS
- ------    -----------------

     See Part I, Item 1, Notes to Consolidated Financial Statements, (6) Commitments and Contingencies, for information on various legal proceedings. Also see Part II, Item 5, Base Rate Proceedings, for information about a Petition for Review filed by the Company with the District of Columbia Court of Appeals, in July 1994, related to the District of Columbia Public Service Commission's rate orders.

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

BASE RATE PROCEEDINGS
- ---------------------

Maryland
- --------

     Effective November 1, 1993, pursuant to a settlement agreement, base rate revenue was increased by $27 million, or 3%.
In connection with the settlement agreement, no determination was made with respect to rate of return. The rate of return on

                              35

common stock equity most recently determined for the Company in a fully litigated rate case was 12.75% established by the Commission in a June 1991 rate increase order.

     Effective July 1, 1995, the DSM surcharge rate per KWH was increased from $.00338 to $.00556, which will provide approximately $29 million in increased revenue. The surcharge includes a provision for the recovery of lost revenue, amortization of pre-1995 actual program expenditures plus the initial amortization of 1995 projected program costs, a capital cost recovery factor of 9.46% on the unamortized balance, and an incentive of $8.7 million awarded for exceeding 1994 energy saving goals. The $8.7 million conservation incentive is reflected in utility results in June 1995. An incentive of $5 million for exceeding 1993 goals was recorded in June 1994.

District of Columbia
- --------------------

     On June 30, 1995, the Commission authorized, in Formal Case No. 939, a $27.9 million, or 3.8%, increase in base rate revenue effective July 11, 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. The Company's updated cost of service data filing in February 1995, had requested a $56.6 million, or 7.6%, revenue increase based upon a 1994 calendar year test period and a return of 9.89% on average rate base, including a 12.75% return on common stock equity. The primary difference between the Company's $56.6 million request and the $27.9 million increase granted was due to the difference in the rate of return.

     In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. DSM spending caps for the period 1995-1998 were approved, and the time period for filing Least-Cost Planning cases was increased from two to three years. The Commission also approved the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. The narrowing of the scope of the DSM activities and the adoption of the spending caps enable the Company to implement cost-effective conservation programs while limiting the impact on the price of electricity. An Environmental Cost Recovery Rider
(ECRR) was approved to provide for full cost recovery of actual conservation program expenditures, through a billing surcharge. Costs will be amortized over 10 years with a return on unamortized amounts by means of a capital cost recovery factor computed at the authorized rate of return. The initial rate, which reflects all actual costs expended from July 1993 through December 1994, will result in $15 million of additional revenue annually. Subsequent rate updates will be filed annually on June 1 to reflect the prior year's actual costs within the spending caps. Although the Commission denied the Company's request to
                              36
recover "lost revenue", due to DSM programs, through the surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate annual proceeding without the need to file frequent base rate increase requests.

     In June 1995, the District of Columbia Court of Appeals issued its Opinion and Order in response to the Company's July 1994 Petition for Review in connection with the Commission's decisions in Formal Case No. 929. The Court affirmed the decisions but remanded to the Commission for a fuller and clearer explanation justifying the decisions.

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

     Pursuant to long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. The
                              37
monthly capacity commitment under these agreements, excluding an allocation of fixed operating and maintenance cost, increased from $12,380 per megawatt through 1993 to $18,060 per megawatt, effective January 1, 1994, with provision for escalation in 1999. In addition, from June 1994 through May 1995, the Company purchased 147 megawatts of capacity from Pennsylvania Power and Light Company at a total cost of $3 million.

Duquesne Light Company Transmission Case
- ----------------------------------------

     On March 29, 1995, FERC issued a Notice of Proposed
Rulemaking (NOPR) covering open access to transmission lines and the recovery of stranded costs. These rules, if adopted, provide for open access to the interstate electric transmission network.

     Subsequent to this NOPR, Duquesne Light Company requested that it be provided with 300 megawatts of transmission service, firm and non-firm with flexible destinations, for 20 years on the PJM and APS systems. During May 1995, FERC issued an order directing the PJM and APS companies to provide Duquesne with the transmission service it requested and to negotiate jointly, over the next 45 days, the appropriate rates, terms and conditions.
On June 30, 1995 a "final offer" was submitted as directed by the transmitting companies. This final offer contained the allocation of the 300 megawatts among the member utilities and each company's firm transmission rates. Final briefs were filed with FERC on July 25, 1995.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
- ------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
- ------------------------

     Kilowatt-hour sales decreased 2.7% for the three months ended and 4.3% for the six and twelve months ended June 30, 1995, as compared to sales for the corresponding periods ended June 30, 1994. The decreases in sales for the three and six months ended June 30, 1995, reflect decreased customer usage due to below average weather in June 1995, as compared to the above average weather in June 1994 and milder winter weather in 1995, as compared to 1994 when record-breaking frigid temperatures in January resulted in extraordinarily high sales. Cooling degree hours for the quarter were 53% below the corresponding period in 1994, and were 32% below the 20-year average weather for this period. The decline in sales for the twelve months ended June 30, 1995 also reflects the mild summer weather during the 1994 cooling season. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     Through July 26, 1995, the 1995 summer peak demand was 5,595 megawatts. The 1994 summer peak demand was 5,660 megawatts and the all-time summer peak demand of 5,769 megawatts occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,576 megawatts. To meet the 1995 summer peak demand, the Company had 271 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing emphasis on conservation and energy use management programs and anticipated service area growth trends. The 1994-1995 winter season peak demand of 4,685 megawatts was 6.5% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

Conservation
- ------------

     The Company's conservation and energy use management (EUM) programs are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. To reduce the near-term upward pressure on prices and total customer bills, the Company is limiting the DSM programs being offered to those with the strongest cost benefit results and has reduced previously planned five-year conservation expenditures by approximately $120 million. By narrowing its conservation offerings, the Company expects to be able to continue to encourage its customers to use energy efficiently without significantly increasing electricity prices.

     During 1994, the Company invested approximately $90 million in energy conservation programs, all of which is currently being recovered in rates. During the next five years, the Company plans to expend an estimated $370 million ($86 million in 1995) to encourage the efficient use of electric energy and to reduce the need to build new generating facilities. The Company also estimates that in 1994 energy savings of more than 810 million kilowatt-hours were realized through operation of its conservation and energy use management programs. It is further estimated that peak load reductions of approximately 510 megawatts have been achieved to date from conservation and energy use management programs and that additional peak load reductions of approximately 395 megawatts will be achieved in the next five years. See the discussions included in Part I, Item 1, Summary of Significant Accounting Policies, Total Revenue, and Part II,
Item 5, Base Rate Proceedings, for additional information.


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

     A 32-megawatt municipally owned resource recovery facility is nearing completion in Montgomery County, Maryland. Under the contract covering this project, the Company will initially purchase energy without capacity payment obligations. In addition, the Company has an agreement with Panda Energy Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland scheduled for operation in 1996 with capacity payments commencing in 1997. The Company currently projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet
                              40

customers' needs well beyond the year 2000. Completion of the first combined-cycle unit at its Station H facility in Dickerson, Maryland, is currently scheduled for 2004. This will add a steam cycle to the two existing combustion turbine units.

SELECTED NONUTILITY SUBSIDIARIES FINANCIAL INFORMATION
- ------------------------------------------------------

     The Company's wholly owned nonutility subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 with the objective of supplementing utility earnings and building long-term value. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $514.2 million portfolio of investment grade preferred stocks provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $168.6 million at June 30, 1995 and $266.5 million at June 30, 1994, following an April 1995 reduction of $110 million ($.93 per share) relating to a one-time, non-cash, after-tax charge to earnings as the result of the adoption of a plan to exit the aircraft equipment leasing business and dividend payments of $9 million and $15 million in January 1995 and 1994, respectively.






























Consolidated Statements of Earnings:
- -----------------------------------



                                        Three                 Six                 Twelve
                                     Months Ended         Months Ended         Months Ended
                                       June 30,             June 30,             June 30,
                                 --------------------  -------------------  -------------------
                                   1995        1994      1995       1994      1995       1994
                                 ---------   --------  ---------  --------  ---------  --------

                                                    (Thousands of Dollars)
Income
  Leasing activities             $  22,105   $ 23,886  $  45,931  $ 48,426  $ 108,767  $118,993
  Marketable securities              9,423      8,902     18,568    17,261     36,455    36,978
  Other                              1,138      1,254      2,052     1,364      1,284    (7,741)
                                 ---------   --------  ---------  --------  ---------  --------
                                    32,666     34,042     66,551    67,051    146,506   148,230
                                 ---------   --------  ---------  --------  ---------  --------

Loss on assets held for disposal  (170,078)         -   (170,078)        -   (170,078)        -
                                 ---------   --------  ---------  --------  ---------  --------
Expenses
  Interest                          22,806     20,313     45,119    40,813     89,089    80,404
  Administrative and general         2,797      2,494      5,428     5,004     10,682    12,546
  Depreciation and
    operating                       20,796     27,274     40,400    38,126     57,845    64,318
  Income tax credit                (68,312)   (16,176)   (74,601)  (19,234)   (78,062)  (15,001)
                                 ---------   --------  ---------  --------  ---------  --------
                                   (21,913)    33,905     16,346    64,709     79,554   142,267
                                 ---------   --------  ---------  --------  ---------  --------
Net (loss) earnings from
  nonutility subsidiary          $(115,499)  $    137  $(119,873) $  2,342  $(103,126) $  5,963
                                 =========   ========  =========  ========  =========  ========

Per share contribution to
  (loss) earnings of the Company     $(.98)      $  -     $(1.01)     $.02      $(.87)     $.05
                                     =====       ====     ======      ====      =====      ====
Per share contribution includes:
  Charge Upon Adoption of Plan
    to End Investment in Aircraft
    Equipment Leasing Business       $(.93)      $  -      $(.93)     $  -      $(.93)     $  -
  Valuation Adjustment of
    Aircraft Equipment Under
    Master Lease                     $(.05)      $  -      $(.06)     $  -      $(.06)     $  -









STATISTICAL DATA
- ----------------

                                             Three Months Ended                  Twelve Months Ended
                                                  June 30,                            June 30,
                                      ---------------------------------    -------------------------------------
                                        1995       1994        % Change       1995         1994         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $122,990   $125,490         (2.0)    $  514,891   $  538,452         (4.4)
    General Service                    271,684    285,457         (4.8)     1,052,432    1,051,240          0.1
    Large Power Service <F1>             9,048      9,538         (5.1)        35,516       35,153          1.0
    Street Lighting                      2,908      3,272        (11.1)        13,127       13,914         (5.7)
    Rapid Transit                        6,788      6,930         (2.0)        27,808       26,035          6.8
    Wholesale                           25,424     26,246         (3.1)       109,776      116,383         (5.7)
                                      --------   --------                  ----------   ----------
      System                          $438,842   $456,933         (4.0)    $1,753,550   $1,781,177         (1.6)
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,394      1,421         (1.9)         6,337        6,935         (8.6)
    General Service                      3,708      3,833         (3.3)        15,110       15,522         (2.7)
    Large Power Service <F1>               164        171         (4.1)           678          702         (3.4)
    Street Lighting                         34         34            -            161          163         (1.2)
    Rapid Transit                           99         97          2.1            403          388          3.9
    Wholesale                              517        523         (1.1)         2,311        2,414         (4.3)
                                      --------   --------                  ----------   ----------
      System                             5,916      6,079         (2.7)        25,000       26,124         (4.3)
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               7.42       7.52         (1.3)          7.01         6.82          2.8
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,660        5,754
    Winter                                   -          -                       4,685        5,010

  Net Generation
  --------------
  (Millions of KWH)                      3,877      4,983                      16,996       20,453

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                93         80                          85           72
    Oil (%)                                  1         17                           7           25
    Gas (%)                                  6          3                           8            3

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.66      $1.91                       $1.80        $2.00

  Weather Data
  ------------
    Heating Degree Days                    333        267                       3,635        4,339
    20 Year Average                        323                                  3,985
    Cooling Degree Hours                 1,833      3,924                       9,363       14,674
    20 Year Average                      2,684                                 10,998

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

<F1> Large Power Service customers are served at high voltage of 66KV or higher.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

         (a)  Exhibits

              Exhibit 10.1 -   Employment Agreement - filed
                               herewith.

              Exhibit 10.2 -   Potomac Electric Power Company
                               Supplemental Executive Retirement
                               Plan - filed herewith.

              Exhibit 10.3 -   Potomac Electric Power Company
                               Executive Split Dollar Insurance
                               Plan - filed herewith.

              Exhibit 10.4 -   Potomac Electric Power Company
                               Revised and Restated Executive and
                               Director Deferred Compensation Plan
                               - filed herewith.

              Exhibit 10.5 -   Potomac Electric Power Company
                               Executive Performance Supplemental
                               Retirement Plan - filed herewith.

              Exhibit 10.6 -   Potomac Electric Power Company
                               Supplemental Benefit Plan - filed
                               herewith.

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
                               herewith.

         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on May 19, 1995, providing information regarding Potomac Capital Investment Corporation's plan to exit the aircraft leasing business.





                              44
                           SIGNATURES
                           ----------

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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By /s/     D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President,
                                  Finance and Accounting


July 28, 1995
- -------------
    DATE













Exhibit 11         Computations of Earnings Per Common Share
- ----------         -----------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended June 30, 1995 and the twelve months ended December 31, 1994 and 1993:


                                             June 30,      December 31,    December 31,
                                               1995            1994            1993
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,214,907     118,005,847     115,639,668
                                           ============    ============    ============
Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,214,907     118,005,847     115,639,668

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          47,222          48,110          51,967

    Conversion of 7% Convertible
      Debentures                              2,473,968       2,531,244       2,546,858

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       3,392,500
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,128,597     123,977,701     121,630,993
                                           ============    ============    ============

Earnings applicable to common stock         $70,949,000    $210,725,000    $225,324,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              20,000          20,000          22,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,480,000       6,537,000       6,548,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  including cumulative effect of
  accounting change and assuming
  conversion of convertible securities      $77,449,000    $217,282,000    $231,894,000
                                           ============    ============    ============

Primary earnings per common share                 $0.60           $1.79           $1.95

Fully diluted earnings per common share           $0.62           $1.75           $1.91


This calculation is submitted in accordance with Regulation S-K item 601
(b)(11) al- though it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti- dilutive result for the twelve months ended June 30, 1995. In addition, the valuation is not required by footnote 2 to paragraph 14 for 1994 and 1993 because it results in dilution of less than 3%.

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 1995 and for each of the preceding five years on the basis of parent company operations only, are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              June 30,
                                                1995       1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $190,772   $208,074   $216,478   $172,599   $186,813   $165,199
Taxes based on income                          110,169    116,648    107,223     76,965     80,988     70,962
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         300,941    324,722    323,701    249,564    267,801    236,161
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             143,813    139,210    141,393    138,097    138,512    127,386
  Interest factor in rentals                    16,933      6,300      5,859      6,140      5,690      4,237
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            160,746    145,510    147,252    144,237    144,202    131,623
                                              --------   --------   --------   --------   --------   --------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $461,687   $470,232   $470,953   $393,801   $412,003   $367,784
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         2.87       3.23       3.20       2.73       2.86       2.79
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,697    $16,437    $16,255    $14,392    $12,298    $10,598
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.58       1.56       1.50       1.45       1.43       1.43
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $26,381    $25,642    $24,383    $20,868    $17,586    $15,155
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $187,127   $171,152   $171,635   $165,105   $161,788   $146,778
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.47       2.75       2.74       2.39       2.55       2.51
                                                  ====       ====       ====       ====       ====       ====

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ened June 30, 1995 and for each of the preceding five years on a fully consolidated basis are as follows.


                                               Twelve
                                               Months               For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              June 30,
                                                1995       1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $87,646   $227,162   $241,579   $200,760   $210,164   $170,234
Taxes based on income                           32,107     93,953     62,145     79,481     80,737     63,360
                                              --------   --------   --------   --------   --------   --------

Income before taxes and cumulative effect
  of accounting change                         119,753    321,115    303,724    280,241    290,901    233,594
                                              --------   --------   --------   --------   --------   --------

Fixed charges:
  Interest charges                             233,032    224,514    221,312    226,453    225,323    199,469
  Interest factor in rentals                    20,503      9,938      9,257      6,599      6,080      4,559
                                              --------   --------   --------   --------   --------   --------

Total fixed charges                            253,535    234,452    230,569    233,052    231,403    204,028
                                              --------   --------   --------   --------   --------   --------

Nonutility subsidiary capitalized interest        (130)      (521)    (2,059)    (2,200)    (6,542)         -
                                              --------   --------   --------   --------   --------   --------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $373,158   $555,046   $532,234   $511,093   $515,762   $437,622
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         1.47       2.37       2.31       2.19       2.23       2.14
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,697    $16,437    $16,255    $14,392    $12,298    $10,598
                                              --------   --------   --------   --------   --------   --------


Ratio of pre-tax income to net income             1.37       1.41       1.26       1.40       1.38       1.37
                                                  ----       ----       ----       ----       ----       ----

Preferred dividend factor                      $22,875    $23,176    $20,481    $20,149    $16,971    $14,519
                                              --------   --------   --------   --------   --------   --------

Total fixed charges and preferred dividends   $276,410   $257,628   $251,050   $253,201   $248,374   $218,547
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         1.35       2.15       2.12       2.02       2.08       2.00
                                                  ====       ====       ====       ====       ====       ====

                                                    Exhibit 15




July 28, 1995






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated July 28, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Form S-8 filed on
September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-50377) on Form S-3 filed on February 26, 1993 and September 23, 1993, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.














