Form 10-Q
period 1995-09-30
POTOMAC ELECTRIC POWER CO
filed 1995-10-30
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended              September 30, 1995
                               ------------------


Commission file number               1-1072
                                     ------


                  Potomac Electric Power Company
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)



     District of Columbia and Virginia            53-0127880
----------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)       Identification No.)



     1900 Pennsylvania Avenue, N.W., Washington, D.C.   20068
----------------------------------------------------------------
     (Address of principal executive office)         (Zip Code)


                           (202) 872-2456
----------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.    Yes /X/.  No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding at September 30, 1995
----------------------------   ---------------------------------
Common Stock, $1 par value                 118,492,747
                        TABLE OF CONTENTS


PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
      (2) Income Taxes.......................................  9
      (3) Capitalization..................................... 12
      (4) Fair Value of Financial Instruments................ 15
      (5) Marketable Securities.............................. 17
      (6) Commitments and Contingencies...................... 19
      (7) Proposed Merger.................................... 22
  Report of Independent Accountants on Review of Interim
    Financial Information.................................... 24

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Proposed Merger........................................ 25
      Results of Operations.................................. 25
      Capital Resources and Liquidity........................ 28
      Maryland Order in Generic Competition Proceeding....... 29
      New Accounting Standard................................ 29
      The Cove Point Joint Venture........................... 30
      Joint Venture for Wireless Data Communication
        Network and New Energy Services Subsidiary Formed.... 30
    Nonutility Subsidiary
      Results of Operations.................................. 30
      Capital Resources and Liquidity........................ 36
PART II - Other Information

  Item 1 - Legal Proceedings................................. 37
  Item 5 - Other Information
    Proposed Merger.......................................... 37
    Other Financing Arrangements............................. 41
    Base Rate Proceedings.................................... 42
    Peak Load, Sales, Conservation and Construction and
      Generating Capacity.................................... 44
    Labor Agreement.......................................... 47
    Selected Nonutility Subsidiary Financial Information..... 47
    Statistical Data......................................... 49
  Item 6 - Exhibits and Reports on Form 8-K.................. 50
  Signatures................................................. 51
  Computation of Earnings Per Common Share................... 52
  Computation of Ratios - Parent Company Only................ 53
  Computation of Ratios - Fully Consolidated................. 54
  Independent Accountants Awareness Letter................... 55

                              1


Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and Retained Income
                                                           (Unaudited)
                                     -------------------------------------------------------


                                                      Three Months Ended        Nine Months Ended          Twelve Months Ended
                                                         September 30,            September 30,               September 30,
                                                     --------------------     ---------- -----------     ----------------------
                                                        1995       1994           1995        1994           1995        1994
                                                     ---------  ---------     ----------  ----------     ---------- -----------
                                                                             (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 640,253  $ 603,073     $1,440,266  $1,432,601     $1,790,729  $1,775,409
  Other electric revenue                                 2,258      1,950          6,133       5,763          7,906       7,469
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Revenue                            642,511    605,023      1,446,399   1,438,364      1,798,635   1,782,878
  Interchange deliveries                                21,073      2,453         27,453      29,607         30,319      36,890
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Revenue                                      663,584    607,476      1,473,852   1,467,971      1,828,954   1,819,768
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Expenses
  Fuel                                                 111,842     90,916        265,013     307,907        349,836     393,473
  Purchased energy                                      55,677     63,820        143,706     135,719        181,371     174,833
  Capacity purchase payments                            30,286     33,024         94,832      97,422        125,231     121,931
  Other operation                                       53,291     51,531        164,725     150,575        220,257     209,806
  Maintenance                                           21,930     21,066         65,803      66,604         91,813      95,117
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operation and Maintenance                    273,026    260,357        734,079     758,227        968,508     995,160
  Depreciation and amortization                         55,507     47,576        151,600     133,066        198,521     175,485
  Income taxes                                          90,926     77,603        125,320     121,800        123,378     119,474
  Other taxes                                           60,889     61,484        157,560     160,074        203,565     205,656
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Expenses                           480,348    447,020      1,168,559   1,173,167      1,493,972   1,495,775
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Income                                       183,236    160,456        305,293     294,804        334,982     323,993
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Other (Loss) Income
  Nonutility Subsidiary
    Income                                              34,747     35,552        101,298     102,603        145,701     143,086
    Loss on assets held for disposal                         -          -       (170,078)          -       (170,078)          -
    Expenses, including interest
      and income taxes                                 (38,827)   (30,952)       (55,173)    (95,661)       (87,429)   (132,061)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net (loss) earnings from nonutility
        subsidiary                                      (4,080)     4,600       (123,953)      6,942       (111,806)     11,025
  Allowance for other funds
    used during construction                               367      1,309          1,084       7,315          2,892      10,242
  Other, net                                             1,571      2,145          7,006         627         10,424       2,966
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Other (Loss) Income                           (2,142)     8,054       (115,863)     14,884        (98,490)     24,233
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Income Before Utility Interest Charges                 181,094    168,510        189,430     309,688        236,492     348,226
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        32,839     32,269         97,498      95,107        129,792     126,806
  Other                                                  4,091      2,975         12,536       8,638         15,707      10,796
  Allowance for borrowed funds
    used during construction                            (1,783)    (1,436)        (5,741)     (7,466)        (7,898)     (9,626)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net Utility Interest Charges                      35,147     33,808        104,293      96,279        137,601     127,976
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Net Income                                             145,947    134,702         85,137     213,409         98,891     220,250
Dividends on Preferred Stock                             4,200      4,126         12,675      12,341         16,772      16,394
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Earnings for Common Stock                              141,747    130,576         72,462     201,068         82,119     203,856

Retained Income at Beginning of Period                 689,475    800,385        830,524     839,433        877,755     884,768
Dividends on Common Stock                              (49,152)   (48,956)      (147,316)   (146,758)      (196,313)   (194,881)
Subsidiary Marketable Securities Net
  Unrealized Gain (Loss), Net of Tax                     1,956     (4,250)        28,356     (15,988)        20,465     (15,988)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Retained Income at End of Period                     $ 784,026  $ 877,755     $  784,026  $  877,755     $  784,026  $  877,755
                                                     =========  =========     ==========  ==========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,488    118,048        118,385     117,957        118,326     117,791
Earnings Per Common Share                                $1.20      $1.11          $0.61       $1.70          $0.69       $1.73
Cash Dividends Per Common Share                         $0.415     $0.415         $1.245      $1.245         $1.660      $1.655
Book Value Per Share                                                                                         $16.15      $16.93
Dividend Payout Ratio                                                                                         240.6%       95.7%
Effective Federal Income Tax Rate                                                                              19.7%       25.5%





                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                   (Unaudited at September 30, 1995 and 1994)
                                   ------------------------------------------


                                                                September 30,     December 31,     September 30,
                  ASSETS                                            1995              1994             1994
                  ------                                        -------------    -------------     -------------
                                                                             (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   5,957,833    $   5,801,349     $   5,563,170
  Construction work in progress                                       134,167          147,224           318,362
  Electric plant held for future use                                    4,061           18,041            17,831
  Nonoperating property                                                22,770            7,556             7,542
                                                                -------------    -------------     -------------
                                                                    6,118,831        5,974,170         5,906,905
  Accumulated depreciation                                         (1,724,899)      (1,639,771)       (1,615,037)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,393,932        4,334,399         4,291,868
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                            21,866            7,198             1,853
  Customer accounts receivable, less allowance
    for uncollectible accounts of $1,656, $2,432
    and $2,620                                                        190,932          107,351           159,894
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     34,712           57,128            26,836
  Accrued unbilled revenue                                            111,320           67,543           105,940
  Prepaid taxes                                                        29,426           34,352            48,400
  Other prepaid expenses                                                7,301            5,448             5,634
  Material and supplies - at average cost
    Fuel                                                               64,336           73,671            71,467
    Construction and maintenance                                       73,620           72,447            72,647
                                                                -------------    -------------     -------------
      Total Current Assets                                            533,513          425,138           492,671
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  241,795          251,357           250,270
  Conservation costs, net                                             221,552          161,204           143,162
  Unamortized debt reacquisition costs                                 54,773           56,725            57,390
  Other                                                               122,664           98,783           105,474
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          640,784          568,069           556,296
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                             1,678                -             8,980
  Marketable securities                                               521,555          473,608           480,123
  Investment in finance leases                                        490,252          410,327           414,525
  Operating lease equipment, net of accumulated
    depreciation of $69,432, $116,832 and $108,778                    234,654          544,064           544,134
  Assets held for disposal                                            104,370                -                 -
  Receivables, less allowance for uncollectible
    accounts of $5,000, $5,000 and $0                                  78,854           76,426            76,518
  Other investments                                                   131,946          147,313           153,479
  Other assets                                                         14,137           22,551            19,023
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,577,446        1,674,289         1,696,782
                                                                -------------    -------------     -------------
      Total Assets                                              $   7,145,675    $   7,001,895     $   7,037,617
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $     118,493    $     118,248     $     118,147
  Other common equity                                               1,794,582        1,837,050         1,882,517
  Serial preferred stock                                              125,341          125,409           125,414
  Redeemable serial preferred stock                                   143,485          143,563           145,063
  Long-term debt                                                    1,816,847        1,723,399         1,768,296
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,998,748        3,947,669         4,039,437
                                                                -------------    -------------     -------------
Other Non-Current Liabilities
  Capital lease obligation                                            165,771          167,324            30,672
                                                                -------------    -------------     -------------
      Total Other Non-Current Liabilities                             165,771          167,324            30,672
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt due within one year                                  124,800           45,445            17,000
  Short-term debt                                                      68,750          189,600           232,675
  Accounts payable and accrued expenses                               242,238          175,258           228,831
  Capital lease obligation due within one year                         20,772           20,772             5,539
  Other                                                               111,911          107,404           113,420
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       568,471          538,479           597,465
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        880,093          848,456           831,063
  Investment tax credits                                               65,519           68,256            69,169
  Other                                                                30,228           31,766            29,703
                                                                -------------    -------------     -------------
      Total Deferred Credits                                          975,840          948,478           929,935
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                    1,055,260        1,140,505         1,132,170
  Short-term notes payable                                            221,200           48,400            94,590
  Deferred taxes and other                                            160,385          211,040           213,348
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,436,845        1,399,945         1,440,108
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   7,145,675    $   7,001,895     $   7,037,617
                                                                =============    =============     =============
                                                     3


                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Nine Months Ended        Twelve Months Ended
                                                                          September 30,             September 30,
                                                                     -----------------------   -----------------------
                                                                       1995          1994        1995          1994
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $ 209,090     $ 206,467   $ 210,697     $ 209,225
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      151,600       133,066     198,521       175,485
    Deferred income taxes and investment tax credits                    34,358        33,790      45,209        36,575
    Allowance for funds used during construction                        (6,825)      (14,781)    (10,790)      (19,868)
    Changes in materials and supplies                                    8,162       (11,879)      6,158         1,224
    Changes in accounts receivable and accrued unbilled revenue       (104,942)      (66,746)    (44,294)       15,489
    Changes in accounts payable                                         26,339         8,273      26,323           409
    Changes in other current assets and liabilities                     51,423        34,305      10,359       (32,504)
    Changes in deferred conservation costs                             (85,149)      (69,166)   (108,486)      (91,840)
    Net other operating activities                                     (12,672)      (16,969)      4,656        12,466
  Nonutility subsidiary:
    Net (loss) earnings                                               (123,953)        6,942    (111,806)       11,025
    Deferred income taxes                                              (48,917)        1,366     (43,897)        7,910
    Loss on assets held for disposal                                   170,078             -     170,078             -
    Changes in other assets and net other operating activities          41,912        38,803      50,756        23,844
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                     310,504       283,471     403,484       349,440
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                              (178,628)     (234,831)   (260,687)     (322,761)
  Allowance for funds used during construction                           6,825        14,781      10,790        19,868
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                              (171,803)     (220,050)   (249,897)     (302,893)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (21,333)     (119,077)    (29,591)     (195,596)
    Proceeds from sale or redemption of marketable securities           19,275        80,263      21,456       157,315
    Investment in leased equipment                                    (102,981)      (64,182)   (110,933)      (66,076)
    Proceeds from sale or disposition of leased equipment                    -         1,150           -         1,150
    Proceeds from sale of assets                                         1,500             -       1,500             -
    Purchase of other investments                                       (3,154)       (6,785)     (3,560)      (41,580)
    Proceeds from sale or distribution of other investments             15,111        15,425      18,115        15,080
    Investment in promissory notes                                        (913)          (79)     (1,376)         (144)
    Proceeds from promissory notes                                       5,644         3,560       6,986         4,167
                                                                     ---------     ---------   ---------     ---------
Net Cash Used by Investing Activities                                 (258,654)     (309,775)   (347,300)     (428,577)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                           (147,316)     (146,758)   (196,313)     (194,881)
  Dividends on preferred stock                                         (12,675)      (12,341)    (16,772)      (16,394)
  Issuance of common stock                                               4,580         7,447       6,418        34,592
  Redemption of preferred stock                                            (78)       (2,547)     (1,578)       (2,547)
  Issuance of long-term debt                                           188,594       302,999     188,594       475,810
  Reacquisition and retirement of long-term debt                       (17,623)     (127,392)    (34,653)     (467,392)
  Proceeds from sale and leaseback of control center system                  -             -     152,000             -
  Short-term debt, net                                                (120,850)      (61,940)   (163,925)      154,875
  Other financing activities                                           (17,691)       (5,199)    (26,945)      (16,233)
  Nonutility subsidiary:
    Issuance of long-term debt                                         150,000       239,750     197,000       239,750
    Repayment of long-term debt                                       (235,245)     (135,286)   (273,909)     (237,781)
    Short-term debt, net                                               172,800       (31,660)    126,610        81,290
                                                                     ---------     ---------   ---------     ---------
Net Cash (Used By) From Financing Activities                           (35,504)       27,073     (43,473)       51,089
                                                                     ---------     ---------   ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                    16,346           769      12,711       (28,048)
Cash and Cash Equivalents at Beginning of Period                         7,198        10,064      10,833        38,881
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  23,544     $  10,833   $  23,544     $  10,833
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $83,795, $75,119, $92,400 and $81,473)               $ 190,481     $ 170,093   $ 223,907     $ 203,958
  Income taxes                                                       $  16,834     $  15,277   $  52,925     $  61,944
Nonutility subsidiary noncash transactions:
  Consolidation of majority-owned subsidiaries                       $       -     $       -   $       -     $  24,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The Company's utility operations are regulated by the Maryland and District of Columbia public service commissions and, as to its wholesale business, the Federal Energy Regulatory Commission (FERC). The Company complies with the Uniform System of Accounts prescribed by the FERC and adopted by the Maryland and District of Columbia regulatory commissions. In conformity with generally accepted accounting principles (GAAP), the accounting policies and practices applied by the regulatory commissions in the determination of rates for utility operations are also employed for financial reporting purposes.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain 1994 amounts have been reclassified to conform to the current year presentation.

     A description of significant accounting policies follows:

Principles of Consolidation
---------------------------

     The consolidated financial statements combine the financial results of the Company and all majority-owned subsidiaries. The Company's principal subsidiary is Potomac Capital Investment Corporation (PCI). All material intercompany balances and transactions have been eliminated.

Total Revenue
-------------

     Revenue is accrued for service rendered but unbilled as of the end of each month. The Company includes in revenue the amounts received for sales to other utilities related to pooling and interconnection agreements. Amounts received for such interchange deliveries are a component of the Company's fuel rates.

     The Company is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C.
metropolitan area.  The Company's retail service territory

includes all of the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland.

     In each jurisdiction, the Company's rate schedules include fuel rates. The fuel rate provisions are designed to provide for separately stated fuel billings which cover applicable net fuel and interchange costs, purchased capacity in the District of Columbia, and emission allowance costs in the Company's retail jurisdictions, or changes in the applicable costs from levels incorporated in base rates. Differences between applicable net costs incurred and fuel rate revenue billed in any given period are accounted for as other current assets or other current liabilities in those cases where specific provision has been made by the appropriate regulatory commission for the resolution of such differences within one year. Where no such provision has been made, the differences are accounted for as other deferred charges or other deferred credits pending regulatory determination.

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

Leasing Transactions
--------------------

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

Property and Plant
------------------

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

Conservation
------------

     In general, the Company accounts for conservation expenditures in connection with its demand side management (DSM) program as a deferred charge, and amortizes the costs over five years in Maryland and ten years in the District of Columbia.

Allowance for Funds Used During Construction
--------------------------------------------

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


     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 8%, compounded semiannually, for the nine months ended September 30, 1995, and approximately 7.6% in 1994 and 8.7% in 1993, compounded semiannually.

Cash and Cash Equivalents
-------------------------

     For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, money market funds and commercial paper with maturities of three months or less.

Nonutility Subsidiary Receivables
---------------------------------

     PCI, the Company's nonutility subsidiary, continuously monitors its receivables and establishes an allowance for doubtful accounts against its notes receivable, when deemed appropriate, on a specific identification basis. The direct write-off method is used when trade receivables are deemed uncollectible.

Income Taxes
------------

     The Company's accounting for income taxes is in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 entitled "Accounting for Income Taxes" which requires the use of an asset and liability approach for financial reporting and accounting for deferred income taxes. Deferred taxes are being recorded for all temporary differences based upon currently enacted tax rates.

(2) INCOME TAXES
----------------
Provision for Income Taxes Charged to Continuing Operations
-----------------------------------------------------------



                                                              Three Months Ended      Nine Months Ended        Twelve Months Ended
                                                                 September 30,          September 30,             September 30,
                                                             --------------------   ----------------------    ---------------------
                                                                1995       1994        1995         1994         1995        1994
                                                             --------    --------   ----------   ---------    ---------   ---------
                                                                                    (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $ 66,468   $ 56,543    $  79,418    $ 74,121     $ 68,692    $ 66,023
  State and local                                               9,229      7,915       10,658      10,249        9,021       9,092
                                                             --------   --------    ---------    --------     --------    --------
Total utility current tax expense                              75,697     64,458       90,076      84,370       77,713      75,115
                                                             --------   --------    ---------    --------     --------    --------
Utility deferred tax expense
  Federal                                                      13,859     12,275       32,294      31,604       42,760      35,225
  State and local                                               1,654      1,723        4,801       4,923        6,099       5,659
  Investment tax credits                                         (913)      (912)      (2,737)     (2,737)      (3,650)     (3,604)
                                                             --------   --------    ---------    --------     --------    --------
Total utility deferred tax expense                             14,600     13,086       34,358      33,790       45,209      37,280
                                                             --------   --------    ---------    --------     --------    --------

Total utility income tax expense                               90,297     77,544      124,434     118,160      122,922     112,395
                                                             --------   --------    ---------    --------     --------    --------

Nonutility subsidiary current tax expense
  Federal                                                     (23,512)   (18,730)     (31,452)    (22,416)     (38,351)    (31,412)
                                                             --------   --------    ---------    --------     --------    --------

Nonutility subsidiary deferred tax expense
  Federal                                                      17,220     17,135      (49,441)      2,456      (45,139)      9,938
  State and local                                                   -       (222)           -      (1,091)         953        (922)
                                                             --------   --------    ---------    --------     --------    --------
Total nonutility subsidiary deferred tax expense               17,220     16,913      (49,441)      1,365      (44,186)      9,016
                                                             --------   --------    ---------    --------     --------    --------

Total nonutility subsidiary income tax credit                  (6,292)    (1,817)     (80,893)    (21,051)     (82,537)    (22,396)
                                                             --------   --------    ---------    --------     --------    --------

Total consolidated income tax expense                          84,005     75,727       43,541      97,109       40,385      89,999
Income taxes included in other income                          (6,921)    (1,876)     (81,779)    (24,691)     (82,993)    (29,475)
                                                             --------   --------    ---------    --------     --------    --------
Income taxes included in utility operating expenses          $ 90,926   $ 77,603    $ 125,320    $121,800     $123,378    $119,474
                                                             ========   ========    =========    ========     ========    ========



Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                              Three Months Ended      Nine Months Ended        Twelve Months Ended
                                                                 September 30,          September 30,             September 30,
                                                             --------------------   ----------------------    ---------------------
                                                                1995       1994        1995         1994         1995        1994
                                                             --------    --------   ---------    ---------    ---------   ---------
                                                                                    (Thousands of Dollars)
Income before income taxes                                   $229,952   $210,429    $ 128,678    $310,518     $139,276    $310,249
                                                             ========   ========    =========    ========     ========    ========

Utility income tax at federal
  statutory rate                                             $ 84,113     72,676    $ 116,733    $113,619     $116,767    $112,567
    Increases (decreases) resulting from
      Depreciation                                              2,248      1,941        6,745       5,690        9,077       5,905
      Removal costs                                            (1,419)      (966)      (4,318)     (3,296)      (5,108)     (4,903)
      Allowance for funds used during
        construction                                              161       (264)         488      (2,002)          79      (2,244)
      Other                                                      (966)    (1,196)      (2,606)     (3,018)      (3,763)     (4,488)
      State income taxes, net of federal effect                 7,073      6,265       10,129       9,904        9,908       9,631
      Tax credits                                                (913)      (912)      (2,737)     (2,737)      (4,038)     (4,008)
      Cumulative effect of tax rate change                          -          -            -           -            -         (65)
                                                             --------   --------    ---------    --------     --------    --------
Total utility income tax expense                               90,297     77,544      124,434     118,160      122,922     112,395
                                                             --------   --------    ---------    --------     --------    --------

Nonutility subsidiary income tax at federal
  statutory rate                                               (3,630)       974      (71,696)     (4,938)     (68,020)     (3,980)
    Increases (decreases) resulting from
      Dividends received deduction                             (2,169)    (2,120)      (6,482)     (6,269)      (8,700)     (8,290)
      Reversal of previously accrued deferred taxes                 -          -            -      (6,547)      (1,659)     (6,568)
      Other                                                      (493)      (449)      (2,715)     (2,206)      (5,111)     (2,333)
      State income taxes, net of federal effect                     -       (222)           -      (1,091)         953      (1,225)
                                                             --------   --------    ---------    --------     --------    --------
Total nonutility subsidiary income tax credit                  (6,292)    (1,817)     (80,893)    (21,051)     (82,537)    (22,396)
                                                             --------   --------    ---------    --------     --------    --------

Total consolidated income tax expense                          84,005     75,727       43,541      97,109       40,385      89,999
Income taxes included in other income                          (6,921)    (1,876)     (81,779)    (24,691)     (82,993)    (29,475)
                                                             --------   --------    ---------    --------     --------    --------
Income taxes included in utility operating expenses          $ 90,926   $ 77,603    $ 125,320    $121,800     $123,378    $119,474
                                                             ========   ========    =========    ========     ========    ========



Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                             Sept. 30,   Dec. 31,    Sept. 30,
                                                               1995        1994        1994
                                                             ---------   --------   ----------
                                                                  (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $758,523   $723,248    $ 716,282
  Rapid amortization of certified pollution
    control facilities                                         27,864     29,018       29,171
  Deferred taxes on amounts to be collected
    through future rates                                       91,568     95,465       95,053
  Property taxes                                               11,682     11,212       10,709
  Deferred fuel                                                (5,151)       177        4,768
  Prepayment premium on debt retirement                        20,722     21,537       12,427
  Deferred investment tax credit                              (24,810)   (25,922)     (26,268)
  Contributions in aid of construction                        (25,627)   (24,954)     (23,826)
  Other                                                        27,997     25,454       24,068
                                                             --------   --------    ---------
Total utility deferred tax liabilities (net)                  882,768    855,235      842,384
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                       2,675      6,779       11,321
                                                             --------   --------    ---------
Total utility deferred tax liabilities (net) - noncurrent    $880,093   $848,456    $ 831,063
                                                             ========   ========    =========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $136,553    134,925    $ 126,738
  Operating leases                                            126,687    117,782      114,687
  Reversal of previously accrued taxes related
    to partnerships                                           (15,223)   (16,385)     (16,030)
  Alternative minimum tax                                     (61,899)   (77,167)     (75,610)
  Other                                                       (83,640)   (24,477)     (15,399)
                                                             --------   --------    ---------
Total nonutility subsidiary deferred tax liabilities
  (net), (included in Deferred taxes and other)              $102,478   $134,678    $ 134,386
                                                             ========   ========    =========




     Certain provisions of SFAS No. 109, allow regulated enterprises to recognize regulatory assets and liabilities for income taxes to be recovered from or returned to customers in future rates. No valuation allowance for deferred tax assets was required or recorded at September 30, 1995.

(3)  CAPITALIZATION
     --------------

Common Equity
-------------

     At September 30, 1995, 118,492,747 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of September 30, 1995, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,771,633 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively. Under the Stock Option Agreement with Baltimore Gas and Electric Company, 23,579,900 shares could become issuable, contingent upon specific events associated with termination of the Merger Agreement.

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock and Long-Term Debt
   ------------------------

     At September 30, 1995, the Company had outstanding 5,376,517 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,159,434 shares is authorized. At September 30, 1995, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.5 million and $10.2 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series
(6,821 shares outstanding at September 30, 1995) is convertible into Common Stock at $8.51 per share.

     At September 30, 1995, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.36% ($2.18) for the period September 1, 1995 through November 30, 1995. For the period June 1, 1995 through August 31, 1995, the annual dividend rate was 4.625% ($2.3125). The average rate at which dividends were paid during the 12 months ended September 30, 1995 was 4.59% ($2.295).


     At September 30, 1995, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001. There are one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002. There are 869,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 1999 with respect to the three series of Redeemable Serial Preferred Stock are $1 million in 1997 and $1.5 million annually thereafter.

     The Company's Long-Term Debt at September 30, 1995, is summarized below:

                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,441,600
          Convertible Debentures                     181,789
          Notes Payable                              350,000
          Net Unamortized Discount                   (31,742)
          Current Portion                           (124,800)
                                                  ----------
          Net Utility Long-Term Debt              $1,816,847
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $1,055,260
                                                  ==========

     At September 30, 1995, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $128.5 million; and the aggregate amounts of long-term debt maturities are $99.8 million in 1995, $25 million in 1996, $150 million in 1997, $50 million in 1998 and $45 million in 1999. At September 30, 1995, long-term debt due within one year consisted of $59.8 million of 8-5/8% First Mortgage Bonds, $40 million of 5% First Mortgage Bonds and $25 million of 6-1/4% Medium-Term Notes.

     On September 6, 1995, the Company sold at 99.132%, $100 million of 6-1/2% First Mortgage Bonds due in 2005 and at 99.366%, $75 million of 7-3/8% First Mortgage Bonds due in 2025. The bonds were rated A1 by Moody's Investors Service, A by Standard & Poor's Corporation and AA- by Duff & Phelps, Inc. Proceeds from these sales were used to refund short-term debt and applied to the October 11, 1995 redemption, at 105.03% of principal amount plus accrued interest, of $59.8 million of 8-5/8% First Mortgage Bonds due in 2019.


Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at September 30, 1995, consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between 1995 and 2003. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.65% at September 30, 1995, 7.47% at December 31, 1994 and 7.42% at September 30, 1994. Annual aggregate principal repayments on these borrowings are $38.1 million in 1995, $230.5 million in 1996, $160.5 million in 1997, $242.3 million in 1998, $126.5 million in 1999 and $189.5 million thereafter. Also included in long-term debt is $67.8 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.

Long-Term Debt Ratings
----------------------

     On July 10, 1995, Moody's confirmed its A1 rating on the outstanding senior secured debt of the Company, as well as its other ratings of senior securities and commercial paper of both the utility and PCI, removing those securities from the Negative Watch List. In late September 1995, following announcement of the proposed merger with Baltimore Gas and Electric Company, Moody's, Standard & Poor's and Duff & Phelps affirmed their ratings of securities of the Company and PCI, maintaining Company senior debt ratings of A1, A and AA-, respectively. Standard & Poor's placed the securities of the Company and PCI on credit watch with positive implications.


(4) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The estimated fair values of the Company's financial instruments at September 30, 1995, December 31, 1994 and September 30, 1994 are shown below.



                                       September 30,                 December 31,                  September 30,
                                           1995                          1994                          1994
                                --------------------------     -------------------------     -------------------------
                                  Carrying        Fair          Carrying        Fair          Carrying        Fair
                                   Amount         Value          Amount         Value          Amount         Value
                                -----------     ----------     ----------     ----------     ----------     ----------
                                                                (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,341        112,287        125,409        102,102        125,414        102,156
                                ==========      =========      =========      =========      =========      =========
    Redeemable serial
      preferred stock           $  143,485        145,525        143,563        134,008        145,063        139,981
                                ==========      =========      =========      =========      =========      =========
    Long-term debt
      First Mortgage Bonds      $1,325,427      1,314,415      1,208,076      1,093,208      1,251,897      1,146,771
      Medium-Term Notes         $  322,933        323,249        347,712        324,223        347,638        330,885
      Convertible Debentures    $  168,487        171,634        167,611        146,098        168,761        158,635
                                ----------      ---------      ---------      ---------      ---------      ---------
        Total long-term debt    $1,816,847      1,809,298      1,723,399      1,563,529      1,768,296      1,636,291
                                ==========      =========      =========      =========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  521,555        521,555        473,608        473,608        480,123        480,123
                                ==========      =========      =========      =========      =========      =========
    Notes receivable            $   62,256         61,355         61,278         58,616         57,157         59,800
                                ==========      =========      =========      =========      =========      =========
  Liabilities
    Long-term debt              $1,055,260      1,058,417      1,140,505      1,122,638      1,132,170      1,100,000
                                ==========      =========      =========      =========      =========      =========




     The methods and assumptions below were used to estimate, at September 30, 1995, December 31, 1994 and September 30, 1994, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

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

                               As of September 30, 1995
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value      Gains/(Losses)
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  514,328   $  521,285    $      6,957
Equity securities              341          270             (71)
                        ----------   ----------    ------------
  Total                 $  514,669   $  521,555    $      6,886
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
                        ==========   ==========    ============


                               As of September 30, 1994
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  505,687   $  480,123    $    (25,564)
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  505,690   $  480,123    $    (25,567)
                        ==========   ==========    ============

     Included in net unrealized gains and losses are gross unrealized gains of $15.1 million and gross unrealized losses of $8.2 million at September 30, 1995; gross unrealized losses of $40 million and gross unrealized gains of $1.8 million at December 31, 1994; and gross unrealized losses of $29.2 million and gross unrealized gains of $3.6 million at September 30, 1994.

     At September 30, 1995, the contractual maturities (in thousands of dollars) for mandatory redeemable preferred stock were as follows:

     Within one year                 $  8,318
     One to five years                 91,127
     Five to ten years                162,386
     Over ten years                   252,497
                                     --------
                                      514,328
     Plus net unrealized
       gains                            6,957
                                     --------
                                     $521,285
                                     ========

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. A summary of realized gains and losses is shown below.

                           Three Months          Nine Months
                              Ended                 Ended
                        September 30, 1995    September 30, 1995
                        ------------------    ------------------
                                  (Thousands of Dollars)
     Gross realized
       gains                $      73               $    435
     Gross realized
       losses                     (12)                  (220)
                            ---------               --------
       Net gain             $      61               $    215
                            =========               ========


                           Three Months          Nine Months
                              Ended                 Ended
                        September 30, 1994    September 30, 1994
                        ------------------    ------------------
                                  (Thousands of Dollars)
     Gross realized
       gains                $     560               $  2,863
     Gross realized
       losses                    (127)                (1,542)
     Recognized losses              -                   (598)
                            ---------               --------
       Net gain             $     433               $    723
                            =========               ========


(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Environmental Contingencies
---------------------------

     On October 3, 1995, the Company received notice from the U.S. Environmental Protection Agency (EPA) that it, along with several hundred other companies, may be a potentially responsible party (PRP) in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is 0.0042% (Forty-two Ten-thousandths of a percent). EPA's notice requests a good faith proposal to conduct or finance a Remedial Investigation/Feasibility Study (RI/FS) at the site. EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that it is a candidate for a de minimis settlement wherein its liability will be resolved and, in any event, its liability at this site will not have a material adverse effect on its financial position.

     As discussed in the 1994 Form 10-K and the June 30, 1995 Form 10-Q, the Company was served in August 1993, with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County) in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Cases". The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the filings, a number of individual suits have been disposed of without any payment by the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

     As also discussed in the 1994 Form 10-K and the June 30, 1995 Form 10-Q, a RI/FS report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by EPA, including legal fees, are currently estimated to be $6.5 million. The Company has paid $.8 million as of September 30, 1995. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. On July 20, 1995, EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The Company cannot predict whether EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.


     As also discussed in the June 30, 1995 Form 10-Q, on July 3, 1995, the United States Attorney for the District of Maryland filed a Complaint and Consent Decree resolving violations of the Clean Water Act by the Company which occurred at its Faulkner Fly Ash Storage Facility located in Charles County, Maryland. Pursuant to the terms of the Consent Decree the Company agreed to pay a civil penalty of $975,000, which has been accrued at September 30, 1995. If approved by the court, the settlement will bring to an end an environmental investigation, begun at the Company's request in 1993, of unlawful activities by a former Company employee and contractors. The environmental violations were discovered by Company environmental investigators in 1993 and involved wastewater discharges from treatment ponds that occurred over several years at the Company's Faulkner Fly Ash Storage Facility in Charles County, Maryland. Upon discovering the violations, the Company immediately reported them to federal and state authorities and fully cooperated with these officials in a thorough investigation that resulted in the criminal conviction and sentencing of a former employee. The Company also terminated the employee, his supervisor and several contractors.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Other
-----

     Subsidiaries of the Company and Columbia Gas System, Inc. have formed a joint venture partnership (the Partnership) to own and operate natural gas storage and terminaling facilities at Cove Point, Maryland, and an 87-mile natural gas pipeline that extends from Cove Point to Loudoun County, Virginia. A Company subsidiary has loaned the Partnership $15 million to recommission certain existing facilities and for new construction, which has been completed. Commercial operation began on September 28, 1995.

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


Nonutility Subsidiary
---------------------

     See discussion of PCI in Part I, Item 2, Management's
Discussion and Analysis of Consolidated Results of Operations and
Financial Condition.

     On July 31, 1995, Atlas Air, Inc. filed suit in New York Superior Court requesting a declaratory judgment that the duration of its lease of one B-747-200F aircraft from PCI may be extended by Atlas, without PCI's consent, from December 1995 until as late as December 1999. On August 22, 1995, PCI filed its answer to Atlas' complaint, stating that Atlas' position is contrary to the plain meaning of the lease agreement and Atlas' own prior course of conduct acknowledging the December 1995 lease termination date. Cross-motions for summary judgment have been filed, and the parties have requested an expedited hearing to resolve the dispute. The Company believes that the outcome of this litigation will not have a material adverse effect on its financial position.

(7)  PROPOSED MERGER
     ---------------

     On September 22, 1995, the Company entered into an Agreement and Plan of Merger with Baltimore Gas and Electric Company (BGE) and RH Acquisition Corporation. This agreement provides for a strategic business combination of the companies and will create a new combined company with an integrated, non-holding company structure. Each outstanding share of the Company's common stock will be converted into the right to receive 0.997 shares of common stock of the new company and each outstanding share of BGE common stock will be converted into the right to receive one share of the new company's common stock. This transaction is expected to qualify as a tax-free exchange of shares for the holders of each company's common stock and as a pooling of interests for accounting purposes. The new company is expected to be one of the ten largest electric utility companies in the United States, serving a population of 4.5 million with approximately 1.8 million electric customers and over 530,000 natural gas customers. For the year ended December 31, 1994, the combined revenues of the Company and BGE were approximately $4.8 billion and the combined total assets were approximately $15.1 billion. It is estimated that net savings from the combined utility systems will approximate $1.3 billion over 10 years. It is also anticipated that the new company will adopt BGE's dividend policy and that the annual dividend rate will be $1.67 per share as of the expected closing date. The Company currently pays $1.66 per share annually and BGE's annual dividend rate currently is $1.56 per share. The agreement is subject to the approval by shareholders of both companies and certain regulatory agencies including the Federal Energy Regulatory Commission, the Public Service Commissions of Maryland and the District of


Columbia, the Nuclear Regulatory Commission and the Securities and Exchange Commission. All approvals are expected to be completed in approximately 12 to 18 months. See Part II, Item 5,
Other Information, for additional information concerning the proposed merger.

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 24) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-58810 and 33-61379) and Form S-8 (Registration Nos. 33-36798, 33-53685 and 33-54197) filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at September 30, 1995 and 1994 and the related consolidated statements of earnings and retained income for the three, nine and twelve month periods then ended and the consolidated statements of cash flows for the nine and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.
October 30, 1995


Part I  FINANCIAL INFORMATION
------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
-------

PROPOSED MERGER
---------------

     On September 22, 1995, the Company, BGE and RH Acquisition Corp. entered into an Agreement and Plan of Merger which provides for a strategic business combination involving the Company and BGE in a merger transaction. See Part I, Item 1, Notes to Consolidated Financial Statements, (7) Proposed Merger, for additional information.

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE

     Total revenue increased for the three, nine and twelve months ended September 30, 1995, as compared to the corresponding periods in 1994. The increase in revenue from sales of electricity for the three months ended September 30, 1995 was primarily due to an increase in kilowatt-hour sales of 6.2% over the corresponding period in 1994, an increase in revenue of approximately $9.1 million associated with the Company's Demand Side Management (DSM) surcharge tariff in its Maryland jurisdiction and a 3.8% increase in District of Columbia rates that became effective July 11, 1995. In addition, there was an increase during the quarter in the interchange deliveries to the Pennsylvania-New Jersey-Maryland Interconnection Association
(PJM) and other companies. The increase in kilowatt-hour sales for the three months ended September 30, 1995, was primarily attributable to hotter than average summer weather with cooling degree hours 24% above the three months ended September 30, 1994 and 13% above the 20-year average for this period. The increases in revenue from the sales of electricity for the nine and twelve months ended September 30, 1995, were primarily due to increases associated with the Company's DSM surcharge tariff in its Maryland jurisdiction of $20.2 million and $26.2 million for the nine and twelve months ended September 30, 1995, respectively, as compared to the same periods in 1994 and effects of the July 1995 and March 1994 base rate increases in the District of Columbia; partially offset by decreases of .5% and 1% in kilowatt-hour sales for the nine and twelve months ended September 30, 1995, respectively, over the corresponding periods in 1994 and decreases in fuel rate revenue. In addition, there were decreases in interchange deliveries to PJM for the nine and twelve months ended September 30, 1995, as compared to the corresponding periods in 1994. The decreases in kilowatt-hour sales for the nine and twelve months ended September 30, 1995, were primarily due to milder winter weather in 1995, as compared to 1994 when record-breaking frigid temperatures in January resulted in extraordinary high sales.

     Recent rate orders received by the Company provided for changes in annual base rate revenue as shown in the table below:

                            Rate
                          Increase       %          Effective
Regulatory Jurisdiction    ($000)      Change          Date
-----------------------  ----------    -------    ---------------
District of Columbia      $27,900        3.8%     July 1995
Federal - Wholesale         2,300        1.8      January 1995
District of Columbia       26,700        3.9      March/June 1994
Federal - Wholesale         2,600        2.3      January 1994
Maryland                   27,000        3.0      November 1993

OPERATING EXPENSES

     Fuel and purchased energy increased for the three months ended September 30, 1995 and decreased for the nine and twelve months then ended as compared to the corresponding periods ended September 30, 1994. Fuel expense increased for the three months ended September 30, 1995, primarily as the result of an increase in net generation of 28.2%, due to increased customer usage caused by the hotter than average summer weather during the period as compared to below average summer weather during the corresponding period in 1994. Fuel expense decreased for the nine and twelve months ended September 30, 1995, primarily as the result of decreases in net generation of 6.5% and 7.7%, respectively, due to decreased customer usage caused by milder winter weather during these periods and decreases in the system average fuel cost. The decreases in purchased energy for the three months ended and the increases for the nine and twelve months ended September 30, 1995, reflect changes in the levels and prices of energy purchased from PJM and other utilities.

     The unit fuel costs for the comparative periods ended
September 30, were as follows:

                      Three            Nine            Twelve
                   Months Ended    Months Ended     Months Ended
                   ------------    -------------    ------------
                   1995    1994    1995     1994    1995    1994
                   ----    ----    ----     ----    ----    ----
System Average
  Fuel Cost
    per MBTU       $1.74   $1.89   $1.74    $1.99   $1.75   $1.98


     The decrease in system average unit fuel cost for the three months ended September 30, 1995, is primarily due to a decrease in the cost of natural gas and an increase in the percent of natural gas contribution to the fuel mix. The decreases in the system average unit fuel cost for the nine and twelve months ended September 30, 1995 were primarily attributable to decreased net generation due to decreased customer usage of electricity and an increase in the actual percent of coal contribution to the fuel mix. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     For the twelve month periods ended September 30, 1995 and 1994, the Company obtained 84% and 73%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments decreased for the three and nine months ended and increased for the twelve months ended September 30, 1995, as compared to the corresponding periods in 1994. The decrease for the three months ended September 30, 1995 reflects a decrease in fixed operating and maintenance expense associated with the capacity agreements with Ohio Edison and Allegheny Power System (APS) and the expiration of the 147 megawatts of capacity that was purchased from Pennsylvania Power & Light Company for a one year period June 1, 1994 through May 31, 1995. The decrease for the nine months ended September 30, 1995 reflects a decrease in fixed operating and maintenance expenses associated with the capacity agreements with Ohio Edison and APS. The increase for the twelve months ended September 30, 1995 reflects a January 1, 1994 increase in the cost of capacity under agreements with Ohio Edison and APS and the 147 megawatts of capacity that was purchased from Pennsylvania Power & Light Company. The cost of capacity, under the Ohio Edison and APS agreements, increased from $12,380 per megawatt, per month, in effect from 1987 to 1993, to $18,060 per megawatt, per month, plus an allocation of fixed operating and maintenance expenses.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three, nine and twelve months ended September 30, 1995 as compared to the corresponding periods ended September 30, 1994. The increase for the three months ended September 30, 1995 was principally attributable to increased income taxes due to higher taxable income and increased depreciation and amortization expense due to additional investment in property and plant and the amortization of increased amounts of conservation program costs. The increases for the nine and twelve months ended September 30, 1995 were principally attributable to increased depreciation and amortization, increased rent expense associated with the Control Center Lease, which began in December 1994, a nonrecurring charge of $7.4 million taken in January 1995 for operating costs associated with the Company's Voluntary Severance Program and increased income taxes.

     See "Legal Proceedings," under Part II, Item 1, Other
Information, for additional information.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.1 billion at September 30, 1995, an increase of $144.7 million from the investment at December 31, 1994 and an increase of $211.9 million from the investment at September 30, 1994. Cash invested in property and plant construction, excluding AFUDC, amounted to $171.8 million for the nine months ended September 30, 1995, and $249.9 million for the twelve months then ended.

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (3) Capitalization for information with respect to financing activity.

     At September 30, 1995, the Company's capital structure, excluding short-term debt, long-term debt due within one year, and nonutility subsidiary debt, consisted of 45.4% long-term debt, 3.1% serial preferred stock, 3.6% redeemable serial preferred stock and 47.9% common equity.

      The Company filed for a 5.3% increase in the Maryland fuel rate, in September 1994, which became effective, subject to refund, on November 1, 1994. The initial filing also included an adjustment for a deferred fuel amortization charge to recover over a twelve month period approximately $28.5 million of previously unrecovered fuel costs incurred through July 31, 1994. During the case, which is still pending, the Company updated the proposed deferred fuel amortization, pursuant to a recommendation of the Staff of the Maryland Public Service Commission, to reflect a reduction in the unrecovered amount at October 31, 1994 to $21.1 million. Based on results for the period ended November 30, 1994, the Company, in January 1995, filed for a fuel rate reduction in Maryland of 5.3%. Based on results for the period ended February 28, 1995, the Company filed for an additional fuel rate reduction in Maryland of 5.7% during April 1995, which became effective subject to refund on May 1, 1995. The final orders in these filings are expected in the fourth quarter.

     Cash from utility operations, after dividends, was $111.4 million for the nine months ended September 30, 1995, and $125.3 million for the twelve months then ended as compared with $77.3 million and $95.4 million, respectively, for the same periods ended September 30, 1994.


     Outstanding utility short-term debt totaled $68.8 million at September 30, 1995, a decrease of $120.8 million from the $189.6 million outstanding at December 31, 1994 and a decrease of $163.9 million from the $232.7 million outstanding at September 30, 1994.

MARYLAND ORDER IN GENERIC COMPETITION PROCEEDING
------------------------------------------------

     On August 18, 1995, the Maryland Public Service Commission issued an order in a generic proceeding dealing with electric industry structure and the advent of competition. The Commission found that competition at the wholesale level holds the greatest potential for producing significant benefits, while competition at the retail level would carry many potential problems and difficult-to-find solutions. The Commission stated that it was intrigued by a restructuring concept suggested by the Company, which calls for functionally dividing the utility into generation and transmission/ distribution segments. The Commission encouraged the Company to develop the concept further and suggested that other electric utilities in the state develop similar proposals specific to their competitive positions.

NEW ACCOUNTING STANDARD
-----------------------

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which will become effective for the Company's 1996 consolidated financial statements. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. In addition, regulated companies are required to write-off regulatory assets whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71 entitled "Accounting for the Effects of Certain Types of Regulation." The Company does not expect implementation of this pronouncement to have a material impact on its consolidated financial statements.


THE COVE POINT JOINT VENTURE
----------------------------

     Subsidiaries of the Company and Columbia Gas System, Inc., formed a 50/50 joint venture partnership (the Partnership) to own and operate natural gas storage and terminaling facilities at Cove Point, Maryland, and an 87-mile natural gas pipeline that extends from Cove Point to Loudoun County, Virginia.
Construction of a new liquefaction unit and recommissioning of existing plant have been completed and commercial operation began on September 28, 1995. At September 30, 1995, the Company's subsidiaries have invested $25 million, in the form of equity and debt, in the Partnership.

JOINT VENTURE FOR WIRELESS DATA COMMUNICATION NETWORK AND
---------------------------------------------------------
  NEW ENERGY SERVICES SUBSIDIARY FORMED
  -------------------------------------

     In May 1995, the Company announced that its subsidiary, PepData, Inc., entered into a joint venture agreement with Metricom, Inc. to own and operate a wireless data network providing economical data communication services to four million people in the Washington, D.C. metropolitan area. The agreement calls for the joint venture company, Metricom D.C. LLC, to install radio devices on public and private facilities to create a wireless data communication network. The Company will invest $7 million and own 20 percent of the joint venture.

     Also in May, a subsidiary, Pepco Services, Inc., was formed to offer a range of energy-related technical, engineering, management and financing services to businesses and government organizations in the region.

NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     PCI incurred net losses of $4.1 million, $124 million and $111.8 million for the three, nine and twelve months ended September 30, 1995 compared to earnings of $4.6 million, $6.9 million and $11 million for the same periods ended September 30, 1994, respectively. Net losses incurred in 1995 are primarily the result of the adoption of a plan by PCI to exit the aircraft equipment leasing business, resulting in a second quarter 1995 $110 million non-cash, after-tax charge to earnings.

     PCI's net losses of $(.03), $(1.05) and $(.95) reduced the Company's earnings per share for the three, nine and twelve months ended September 30, 1995 as compared to contributions to earnings of $.04, $.06 and $.09 for the same periods ended

September 30, 1994. Included in the loss per share for the nine and twelve months ended September 30, 1995, was $(.93) per share for a one-time non-cash charge upon the adoption of a plan to exit the aircraft equipment leasing business and $(.04), $(.11) and $(.11) per share, respectively, for the periods for a non-cash valuation adjustment of aircraft equipment under master lease, which was recorded in seven monthly installments of approximately $1.7 million during the period beginning March 1995 and ended September 1995, the master lease expiration date.

     In May 1995, PCI adopted a plan to exit the aircraft equipment leasing business. The plan, which was developed following a comprehensive review of the business, is designed to permit a withdrawal from the aircraft leasing business on an orderly basis designed to preserve value. The decision to exit the aircraft leasing business was based on an accumulation of factors which led PCI to conclude that the business was no longer consistent with PCI's goal of providing a stable supplement to consolidated earnings. These factors included the recent inability to secure satisfactory leases for certain aircraft returned by prior lessees, the continuing difficulties and credit risks associated with certain lessees, including Trans World Airlines (TWA) and Continental Airlines (Continental), and PCI's evaluation of the prospects for its aircraft lease portfolio and the airline industry in general.

     Under the plan, PCI will make no new investments to increase the size of the aircraft leasing portfolio. In addition, thirteen aircraft, (seven L-1011 aircraft, two F-28-4000 aircraft, one A-300 aircraft, two B-747-200 aircraft and one B747-200F aircraft) have been designated for sale over approximately 18 to 24 months. These aircraft are subject to short-term, usage-based leases, leases that will expire in the near term, or are not currently under lease. The B747-200F aircraft currently is the subject of litigation regarding the duration of its lease term (See Part I, Item 1, Notes to Consolidated Financial Statements, (6) Commitments and Contingencies, Nonutility Subsidiary, for additional information.) The book value of these aircraft (which, prior to adoption of the plan, was $295 million) was reduced to an estimated net realizable value of approximately $105 million. After taking into account the elimination of a previously established reserve of approximately $22 million for future repair and maintenance expenditures and other minor adjustments, the result was an immediate non-cash charge to after-tax earnings of approximately $110 million for the second quarter of 1995. There will be no future depreciation of, or accrual for repair and maintenance expenditures with respect to, these aircraft.

     In accordance with the plan, PCI will continue to hold and closely monitor the remainder of its aircraft leasing portfolio, with the objective of identifying future opportunities for disposition of these investments on favorable terms. Included in this portion of the portfolio are six wholly owned aircraft (three DC-10-30 aircraft and three B-747-200 aircraft) and two DC-10-30 aircraft held by partnerships in which PCI has a 50% interest, all of which are under long-term operating leases to Continental or United Airlines. Depreciation on each of these aircraft has been increased in order to achieve book values at lease expiration that will correspond to their respective anticipated residual values. The net effect of this revised depreciation, coupled with the elimination of further depreciation on the aircraft designated for sale, will result in higher depreciation charges through 1997, and lower depreciation charges thereafter, as compared to the depreciation charges PCI would have incurred absent the plan. No adjustments were made to the remainder of PCI's aircraft leasing portfolio, which consists of twelve full or partial interests in aircraft under leveraged leases or direct finance leases (one DC-10-30 aircraft, three MD-82 aircraft, four B737-300 aircraft, two B747-300 aircraft, one B757-200 aircraft and one MD-11F aircraft).

     At September 30, 1995, PCI's leasing portfolio included two aircraft under a master lease agreement which were not carried on its balance sheet. Separate from the plan, as a result of differences between the guaranteed residual value and the expected market value of these aircraft at the end of the initial term of the master lease agreement, PCI, following generally accepted accounting principles, recorded a monthly after-tax charge against earnings of approximately $1.7 million during the period March through September 1995. On September 26, 1995, PCI exercised its option to purchase, out of the master lease, for $52 million, the two DC-10-30 aircraft on operating sublease to Canadian Airlines International Ltd. The purchase will take place during October 1995. Depreciation and interest charges following purchase will be substantially the same as the master lease rental payments.

     In January 1995, Continental announced its intention to seek the early termination of all of its A-300 aircraft leases and rental reductions under certain leases of other widebody aircraft. Following negotiations, in April 1995, PCI signed an agreement with Continental regarding this matter. As compensation for the early return of the A-300 aircraft in 1995, PCI received Continental 6% convertible debentures with an aggregate face value of $9.55 million. In October 1995, PCI agreed to sell the debentures for 97% of par value. The A-300 aircraft is one of the aircraft designated for sale by PCI under its previously-discussed plan to exit the aircraft leasing business. The agreement with Continental also provides for the deferral of approximately 40% of aggregate monthly rentals from the four wholly owned and two jointly owned DC-10-30 aircraft for a period of sixteen months, commencing February 1995. The deferred amounts are to be repaid over a three and one-half year period with 8% interest, commencing June 1, 1996, at which time the aggregate deferred amount will be approximately $20 million.

In addition, as part of the agreement, PCI obtained cross-default provisions in its Continental leases and improvements in aircraft return conditions.

     PCI's aircraft portfolio at September 30, 1995 is summarized below.

    Aircraft
 Designated for
Sale in Near Term    Qty(1)  Year(2)   Lessee          Lease Type
------------------   --------------------------------------------

A-300 aircraft         1     1979      Continental(5)  Operating
B747-200 aircraft      2     1976/77   (4)             N/A
B747-200F aircraft
  & spare engine       1     1976      Atlas Air       Operating
F-28-4000 aircraft
  & spare engine       2     1979/80   USAir           Operating
L1011-50 aircraft      2     1974      ING             Operating
L1011-50 aircraft      1     1975      TWA             Operating
L1011-100 aircraft     4     1974/75   (4)             N/A

     Aircraft
  With Increased
   Depreciation
-------------------

B747-200 aircraft
  & spare engines      1     1972      Continental     Operating
B747-200 aircraft      1     1978      United          Operating
B747-200 aircraft      1     1978      United          Operating
DC-10-30 aircraft      4     1973      Continental(3)  Operating
DC-10-30 aircraft      1     1974      Continental     Operating

-----------------------------------------------------------------
(1) Includes all equipment in which PCI has a greater than 10% ownership interest. The aircraft portfolio also included two DC-10-30 aircraft on operating lease to PCI which were sub-leased to Canadian Airlines in March 1995 and were not included in PCI's balance sheet at September 30, 1995. In September 1995, PCI exercised its option to purchase the two DC-10-30 aircraft. The purchase will take place during October 1995 and the assets will be classified as Aircraft With Increased Depreciation.
(2)  Year of manufacture.
(3)  PCI owns a partial interest in certain of this equipment.
(4)  Currently not on lease.
(5)  Expected to be returned to PCI in November 1995.


All Other Aircraft
    Equipment        Qty(1)  Year(2)   Lessee          Lease Type
------------------   --------------------------------------------

B737-300 aircraft      4     1988      United(3)       Direct
                                                         Finance
B747-300 Combi
  aircraft             1     1984      KLM(3)          Leveraged
B747-300 aircraft      1     1985      Singapore(3)    Leveraged
B757-200 aircraft      1     1986      Northwest       Leveraged
DC-10-30 aircraft      1     1979      Continental     Direct
                                                         Finance
MD-11F aircraft        1     1993      Fed. Express    Leveraged
MD-82 aircraft         1     1982      Continental     Direct
                                                         Finance
MD-82 aircraft
  & spare engine       2     1987      Continental(3)  Direct
                                                         Finance
Assorted Aircraft
  Engines              12    Various   Various         Operating

-----------------------------------------------------------------
(1) Includes all equipment in which PCI has a greater than 10% ownership interest. The aircraft portfolio also included two DC-10-30 aircraft on operating lease to PCI which were sub-leased to Canadian Airlines in March 1995 and were not included in PCI's balance sheet at September 30, 1995. In September 1995, PCI exercised its option to purchase the two DC-10-30 aircraft. The purchase will take place during October 1995 and the assets will be classified as Aircraft With Increased Depreciation.
(2)  Year of manufacture.
(3)  PCI owns a partial interest in certain of this equipment.

     During 1994, PCI purchased from and leased to a Dutch electric utility company an approximate one-third undivided interest in a recently-constructed 650 megawatt (gross) base load, coal and gas-fired power plant located in The Netherlands. PCI's original equity investment totaled $60 million and is accounted for as a leveraged lease.

     In September 1995, PCI purchased from and leased back to an Australian governmental entity two 350 megawatt (gross) coal-fired electric generating units located in Queensland, Australia. PCI's original equity investment totaled $96 million and is being accounted for as a leveraged lease.

     In prior years the Company has invested in five 30-megawatt Solar Electric Generating Systems (SEGS) projects in the Mojave Desert in California. The Company owns 22%, 10%, 19%, 31%, and 25% of SEGS projects III through VII, respectively, representing a net investment of $58 million included in PCI's investment in finance leases at September 30, 1995.

     The five SEGS power generating projects in which PCI has invested sell electricity to Southern California Edison Company (Edison) under thirty year Interim Standard Offer No. 4 power purchase agreements which fix the energy rate paid by Edison for the first ten years of the agreements. For the remaining term of the agreements, energy rates are variable, based on Edison's avoided cost of generation. The SEGS projects are scheduled to convert to supplying electricity at avoided cost rates at various times beginning in early 1997 through the end of 1998. As a result of declines in Edison's avoided costs subsequent to the inception of these agreements, revenue at these projects currently are expected to be substantially lower than revenue presently being realized under the fixed energy price terms of the agreements. If current avoided cost levels were to continue, PCI could experience reduced earnings or incur losses associated with these projects. PCI is investigating and pursuing alternatives for these projects, including but not limited to, renegotiating the power purchase agreements and restructuring the associated debt.

     PCI generates income primarily from its leasing activities and securities investments. Income from leasing activities, which includes rental income, gains on asset sales, interest income and fees totaled $25.2 million, $71.1 million and $108.7 million for the three, nine and twelve months ended September 30, 1995, respectively, compared to $25.2 million, $73.6 million and $108.8 million for the corresponding periods ended in 1994. The decrease in revenue for the nine months ended September 30, 1995 over 1994 was primarily due to a decrease in rental income from operating leases.

     PCI's marketable securities portfolio contributed pre-tax income of $9 million, $27.5 million and $36.3 million for the three, nine and twelve months ended September 30, 1995 respectively, compared to $9.1 million, $26.4 million and $36.4 million for the same periods ended September 30, 1994. Net realized gains included in marketable securities income totaled approximately $.06 million, $.2 million and $.2 million for the three, nine and twelve months ended September 30, 1995, respectively, and $.4 million, $.7 million and $2.5 million for the corresponding periods in 1994.

     Other income decreased for the three months and increased for the nine and twelve months ended September 30, 1995, as
compared to the corresponding periods in 1994.   The decrease
during the three months ended September 30, 1995 over 1994 was primarily due to decreased income relating to PCI's energy projects. The increase during the twelve months ended September 30, 1995 over 1994 was primarily due to a first quarter 1994 writeoff resulting from agreements settling lawsuits related to PCI's construction and operation of a municipally-owned waste-to-


energy facility and to a fourth quarter 1994 gain on sale of real estate. See Part II, Item 5, Other Information, Selected
Nonutility Subsidiary Information, for additional information.

     The $170.1 million pretax charge included in the results of operations for the nine and twelve months ended September 30, 1995 is the result of PCI's plan, adopted during the second quarter of 1995, to exit the aircraft equipment leasing business.

     Expenses before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $45.1 million, $136.1 million and $170 million for the three, nine and twelve months ended September 30, 1995, respectively, compared to $32.8 million, $116.7 million and $154.5 million for the same periods ended September 30, 1994. Expenses increased for the three, nine and twelve months ended September 30, 1995 over the same periods in 1994 primarily as a result of a $2.7 million pretax monthly charge during the period from March to September 1995 for the recognition of the difference between the guaranteed residual value and the expected market value of aircraft at the end of the initial term of a master lease agreement in September 1995. Due to an increase in outstanding debt and increased interest rates, interest expense also increased for each of the three periods in 1995 over the corresponding periods in 1994.

     PCI had income tax credits of $6.3 million, $80.9 million and $82.5 million for the three, nine and twelve months ended September 30, 1995, respectively, compared to income tax credits of $1.8 million, $21.1 million and $22.4 million for the corresponding periods in 1994. The significant increase in income tax credits for each of the three periods ended September 30, 1995 compared to September 30, 1994 was the result of the previously mentioned charge relating to the decision to exit the aircraft equipment leasing business.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     Investments in leased equipment of $103 million for the nine month period ended September 30, 1995 were for the purchase of two 350 megawatt (gross) coal-fired electric generating units located in Australia for $96 million and $7.4 million for the purchase of aircraft engines placed under operating leases. The electric generating units were purchased and leased back under a long-term leveraged lease to an Australian governmental entity. The investments of $110.9 million in leased equipment for the twelve month period ended September 30, 1995 also included additional purchases of aircraft engines placed under operating leases.

     PCI's outstanding short-term debt totaled $221.2 million at September 30, 1995, an increase of $172.8 million from the $48.4 million outstanding at December 31, 1994 and an increase of $126.6 million over the $94.6 million outstanding at September 30, 1994. During the three, nine and twelve months ended September 30, 1995, PCI issued $75 million, $150 million and $197 million, respectively, in long-term debt, including non-recourse debt. Debt repayments totaled $57.8 million, $235.2 million and $273.9 million, respectively, for the three, nine and twelve months ended September 30, 1995. At September 30, 1995, PCI had $426.3 million available under its Medium-Term Note Program and $400 million of unused short-term bank credit lines.

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

     The $521.6 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities.

Part II   OTHER INFORMATION
-------   -----------------
Item 1    LEGAL PROCEEDINGS
------    -----------------

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for information on various legal proceedings.

Item 5   OTHER INFORMATION
------   -----------------

PROPOSED MERGER
---------------

     On September 22, 1995, the Company, a District of Columbia and Virginia corporation, Baltimore Gas and Electric Company, a Maryland corporation ("BGE"), and RH Acquisition Corp., a Maryland corporation (the "New Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") which provides for a strategic business combination of the Company and BGE in a merger transaction (the "Transaction"). The Transaction, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close shortly after all of the conditions to the consummation of the

Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months.

     Under the terms of the Merger Agreement, the Company and BGE each will be merged with and into the New Company, with the New Company being the surviving corporation. The New Company, which currently is incorporated in the State of Maryland, also will be incorporated under the laws of the Commonwealth of Virginia at or prior to the time of the merger. The name of the New Company will be changed prior to closing to a name agreed upon by the Boards of Directors of the Company and BGE. The utility businesses of the Company and BGE will be combined into an integrated, non-holding company structure. The non-utility operations of both companies will be combined, as appropriate, as subsidiaries of the New Company.

     Each outstanding share of common stock, par value $1.00 per share, of the Company will be converted into the right to receive
0.997 shares of common stock, no par value per share, of the New Company ("New Company Common Stock"). Each outstanding share of BGE common stock, no par value per share, will be converted into the right to receive one share of New Company Common Stock. As of August 31, 1995, the Company had approximately 118.5 million common shares outstanding and BGE had approximately 147.5 million shares of common stock outstanding. Based on such capitalization, the Transaction would result in the common shareholders of the Company receiving 44.5% of the common equity of the New Company and the common shareholders of BGE receiving 55.5% of the common equity of the New Company. Each outstanding share of Serial Preferred Stock, par value $50.00 per share, of the Company will be converted into the right to receive one share of Series B Preferred Stock, par value $50.00 per share, of the New Company with identical rights (including dividend rights) and designations. Each outstanding share of BGE Preferred Stock, par value $100.00 per share, likewise will be converted into the right to receive one share of Series A Preferred Stock, par value $100.00 per share, of the New Company with identical rights (including dividend rights) and designations. Each outstanding share of BGE Preference Stock, par value $100.00 per share, will be converted into the right to receive one share of New Company Preference Stock, par value $100.00 per share, with identical rights (including dividend rights) and designations.

     It is anticipated that the New Company will adopt BGE's dividend policy and that the annual dividend rate as of the expected 1997 closing date will be $1.67 per share. The Company currently pays $1.66 per share annually, and BGE's annual dividend rate currently is $1.56 per share.

     The Transaction is subject to customary closing conditions, including, without limitation, the receipt of required shareholder approvals of the Company and BGE, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of utility regulators in the District of Columbia, Maryland and certain other states, the approval of the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission, and the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting period thereunder. The Transaction also is subject to the receipt of opinions of counsel that the Transaction will qualify as a tax-free reorganization and assurances from the parties' independent accountants that the Transaction will qualify as a pooling-of-interests for accounting purposes. In addition, the Transaction is conditioned upon the effectiveness of a combined registration statement and proxy statement to be filed by the Company, BGE and the New Company with the Securities and Exchange Commission with respect to shares of New Company Common Stock to be issued in the Transaction and the special stockholder meetings, and upon the approval of the New Company Common Stock for listing on the New York Stock Exchange. The special meetings of the stockholders of the Company and BGE to vote on the Transaction will be convened as soon as practicable and are expected to be held in the first quarter of 1996.

     The Merger Agreement contains certain covenants concerning the activities of the parties pending the consummation of the Transaction. Generally, each of the Company and BGE must carry on its business in the ordinary course consistent with past practice, except as otherwise permitted in accordance with a financial plan provided to the other party, and may not increase dividends on common stock beyond the indicated dividend rate for the New Company. The Merger Agreement also contains restrictions on, among other things, the issuance of capital stock, charter and bylaw amendments, capital expenditures, acquisitions, dispositions, incurrence of indebtedness and certain increases in employee compensation and benefits.

     The Merger Agreement provides that, after the effectiveness of the Transaction (the "Effective Time"), the corporate headquarters and principal executive offices of the New Company will be located in the Annapolis, Maryland area, but that the New Company also will maintain significant operations in the District of Columbia and Maryland. The New Company's Board of Directors, which will be divided into three classes, will consist of a total of 16 directors, seven of whom will be designated by the Company and nine of whom will be designated by BGE. Mr. Edward F. Mitchell, the current Chairman of the Board and Chief Executive Officer ("CEO") of the Company, will serve as Chairman of the Board of the New Company at the Effective Time and for a period of one year thereafter. Mr. Christian H. Poindexter, the current Chairman of the Board and CEO of BGE, will serve as CEO of the New Company. When Mr. Mitchell ceases to be Chairman, Mr. Poindexter will assume the additional role of Chairman.

Mr. John M. Derrick, Jr., the current President of the Company, will serve as President and Chief Operating Officer of the New Company. Mr. Edward A. Crooke, BGE's current President, will serve as the New Company's Vice Chairman and as Chairman of the Board of the New Company's non-regulated subsidiaries.

     The Merger Agreement may be terminated under certain circumstances, including (1) by mutual consent of the Company and BGE; (2) by either the Company or BGE if the Transaction is not consummated by March 31, 1997 (provided, however, that such termination date shall be extended to March 31, 1998, if all conditions to closing the Transaction, other than the receipt of certain statutory approvals, are capable of being satisfied on March 31, 1997); (3) by either the Company or BGE if either the Company's or BGE's shareholders vote against the Transaction or if any state or federal law or court order prohibits the Transaction; (4) by a non-breaching party if there exists a breach of any material representation, warranty or covenant contained in the Merger Agreement which is not cured within twenty (20) days after notice from the other party; (5) by either the Company or BGE if the Board of Directors of the other shall withdraw or adversely modify its recommendation of the Transaction; or (6) by either the Company or BGE, under certain circumstances, as a result of a third-party tender offer or business combination proposal which the Board of Directors of such party in good faith and pursuant to the exercise by the Board of Directors of its fiduciary duties determines to accept, after the other party has first been given an opportunity to make adjustments in the terms of the Merger Agreement so as to enable the Transaction to proceed.

     The Merger Agreement provides that if a breach described in clause (4) of the previous paragraph occurs, the breaching party must pay the non-breaching party, as liquidated damages, $10 million in cash in respect of out-of-pocket expenses. The Merger Agreement also requires payment of a termination fee of $75 million in cash, plus $10 million in respect of out-of-pocket expenses, by one party (the "Payor") to the other if (i) the Merger Agreement is terminated (x) as a result of the acceptance by the Payor of a third-party tender offer or business combination proposal, (y) following a failure of the shareholders of the Payor to approve the Transaction or (z) as a result of a material failure of the Payor (other than pursuant to the exercise by the Board of Directors of its fiduciary duties) to convene a special shareholder meeting, distribute proxy materials or recommend the Transaction to its shareholders; and (ii) at the time of such termination or prior to the meeting of the Payor's shareholders there shall have been a third-party tender offer or business combination proposal which shall not have been rejected by the Payor and withdrawn by such third party. In addition, if either the Company or BGE terminates the Merger Agreement after the Board of Directors of the other party withdraws or adversely modifies its recommendation of the Transaction, a termination fee of $75 million, plus $10 million in respect of out-of-pocket expenses, is payable to the party that terminates the Merger Agreement. The termination fees payable by the Company or BGE under these provisions and the aggregate amount which could be payable by the Company or BGE upon a required repurchase of the options granted pursuant to the Stock Options Agreements may not exceed $125 million in the aggregate.

     Concurrently with the Merger Agreement, the Company and BGE have entered into reciprocal stock option agreements (the "Stock Option Agreements"), each granting the other an irrevocable option to purchase up to that number of shares of common stock of the other company which equals 19.9% of the number of shares of common stock of the other company outstanding on August 31, 1995, at an exercise price of $21.225 per share of the Company's common stock, in the case of the Company's option, or $25.925 per share of BGE common stock, in the case of the BGE option, if any of the circumstances which trigger the $75 million payment occur. The issuance of any stock upon the exercise of either Stock Option Agreement is subject to regulatory approval. If either of the options becomes exercisable, the party holding the option (the "Exercising Party") may require that the other party repurchase from the Exercising Party all or any portion of the option, or any shares of common stock acquired upon the exercise thereof, at the price specified in the applicable Stock Option Agreement.

     The New Company is expected to be one of the ten largest electric utility companies in the United States. For the year ended December 31, 1994, the combined revenues of the Company and BGE were approximately $4.8 billion, and the combined total assets were approximately $15.1 billion. The New Company will serve approximately 1.8 million electric customers and over 530,000 natural gas customers.

     A preliminary estimate indicates that the Transaction will result in net savings of approximately $1.3 billion in costs over 10 years. The allocation of the net savings between ratepayers and shareholders of the New Company will be determined by various regulatory agencies.

OTHER FINANCING ARRANGEMENTS - Credit Agreements
------------------------------------------------

     The Company and PCI satisfy their short-term financing requirements through the sale of commercial promissory notes.
The Company and PCI maintain minimum 100 percent lines of credit back-up for their outstanding commercial promissory notes. These lines of credit were unused during 1995 and 1994.


BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     Pursuant to a settlement agreement, base rate revenue was increased by $27 million, or 3%, effective November 1, 1993. In connection with the settlement agreement, no determination was made with respect to rate of return. The rate of return on common stock equity most recently determined for the Company in a fully litigated rate case was 12.75% established by the Commission in a June 1991 rate increase order.

     Effective July 1, 1995, the DSM surcharge rate per KWH was increased from $.00338 to $.00556, which will provide approximately $29 million annually in increased revenue. The surcharge includes a provision for the recovery of lost revenue, amortization of pre-1995 actual program expenditures plus the initial amortization of 1995 projected program costs, a capital cost recovery factor of 9.46% on the unamortized balance, and an incentive of $8.7 million awarded for exceeding 1994 energy saving goals. The $8.7 million conservation incentive was reflected in June 1995 utility results. An incentive of $5 million for exceeding 1993 goals was recorded in June 1994.

District of Columbia
--------------------

     On June 30, 1995, in Formal Case No. 939, the Commission authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 11, 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. DSM spending caps for the period 1995-1998 were approved, and the time period for filing Least-Cost Planning cases was increased from two to three years. The Commission also approved the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. The narrowing of the scope of DSM activities and the adoption of the spending caps enable the Company to implement cost-effective conservation programs while limiting the impact on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual conservation program expenditures, through a billing surcharge. Costs will be amortized over 10 years with a return on unamortized amounts by means of a capital cost recovery factor computed at the authorized rate of return. The initial rate, which reflects all actual costs expended from July 1993 through December 1994, will result in $15 million of additional revenue annually. Subsequent rate updates will be filed annually on June 1 to reflect the prior year's actual costs within the spending caps. Pre-July 1993 conservation costs receive rate base treatment. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through the surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding.

Federal - Wholesale
-------------------

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

Federal - Interchange and Purchased Energy
------------------------------------------

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

Duquesne Light Company Transmission Case
----------------------------------------

     On March 29, 1995, FERC issued a Notice of Proposed
Rulemaking (NOPR) covering open access to transmission lines and the recovery of stranded costs. These rules, if adopted, provide for open access to the interstate electric transmission network.

     Subsequent to this NOPR, Duquesne Light Company requested that it be provided with 300 megawatts of transmission service, firm and non-firm with flexible destinations, for 20 years on the PJM and APS systems. During May 1995, FERC issued an order directing the PJM and APS companies to provide Duquesne with the transmission service it requested and to negotiate jointly, over the next 45 days, the appropriate rates, terms and conditions.
On June 30, 1995, a "final offer" was submitted as directed by the transmitting companies. This final offer contained the allocation of the 300 megawatts among the member utilities and each company's firm transmission rates. Final briefs were filed with FERC on July 25, 1995. The transmitting companies are currently awaiting a decision from FERC.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales increased 6.2% for the three months ended September 30, 1995 and decreased slightly for the nine and twelve months ended September 30, 1995, as compared to sales for the corresponding periods ended September 30, 1994. The increase in sales for the three months ended September 30, 1995, reflects increased customer usage due to warmer than average weather during August 1995, as compared to cooler than average weather during the same period in 1994. Cooling degree hours for the quarter were 24% above the corresponding period in 1994, and were 13% above the 20-year average weather for this period. The decline in sales for the nine and twelve months ended September 30, 1995 reflects decreased customer usage due to milder winter weather in 1995, as compared to 1994 when record-breaking frigid temperatures in January resulted in extraordinarily high sales.


Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     The 1995 summary peak demand of 5,732 megawatts occurred on August 4, 1995. This compares with the 1994 summer peak demand of 5,660 megawatts, and the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,576 megawatts. To meet the 1995 summer peak demand, the Company had approximately 270 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing emphasis on conservation and energy use management programs and anticipated service area growth trends. The 1994-1995 winter season peak demand of 4,685 megawatts was 6.5% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

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

     During 1994, the Company invested approximately $90 million in energy conservation programs, all of which is currently being recovered in rates. During the next five years, the Company plans to expend an estimated $370 million ($86 million in 1995) to encourage the efficient use of electric energy and to reduce the need to build new generating facilities. The Company also estimates that in 1994 energy savings of more than 810 million kilowatt-hours were realized through operation of its conservation and energy use management programs. It is further estimated that peak load reductions of approximately 510 megawatts have been achieved to date from conservation and energy use management programs and that additional peak load reductions of approximately 395 megawatts will be achieved in the next five years. See the discussions included in Summary of Significant Accounting Policies, Total Revenue, and Base Rate Proceedings, for additional information.

Construction and Generating Capacity
------------------------------------

     The Company's construction expenditures, excluding AFUDC, are projected to total $1.1 billion ($215 million in 1995) for the five-year period 1995 through 1999, which includes $165 million ($33 million in 1995) of estimated Clean Air Act (CAA) expenditures. Making use of the flexibilities in its long-term construction plan, the Company in 1994 reduced projected expenditures for the five years 1995 through 1999 by $190 million from amounts previously planned. This reduction followed a $365 million reduction in 1993. The construction reductions and deferrals are associated with lower rates of projected growth in usage of electricity resulting in large part from implementing economical conservation programs. The Company plans to finance its construction program primarily through funds provided by operations.

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

LABOR AGREEMENT
---------------

     The Company has a labor contract expiring May 31, 1996, with Local 1900 of the International Brotherhood of Electrical Workers which represents approximately 2,800 of the Company's 4,500 employees.

SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned nonutility subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 with the objective of supplementing utility earnings and building long-term value. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $521.6 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $166.5 million at September 30, 1995 and $266.8 million at September 30, 1994. Dividend payments to the parent company of $9 million and $15 million were made in January 1995 and 1994, respectively.

Consolidated Statements of Earnings:
-----------------------------------



                                        Three                 Nine                Twelve
                                     Months Ended         Months Ended         Months Ended
                                     September 30,        September 30,        September 30,
                                 --------------------  -------------------  -------------------
                                   1995        1994      1995       1994      1995       1994
                                 ---------   --------  ---------  --------  ---------  --------

                                                    (Thousands of Dollars)
Income
  Leasing activities             $  25,181   $ 25,199  $  71,112  $ 73,625  $ 108,749  $108,786
  Marketable securities              8,972      9,092     27,540    26,353     36,335    36,378
  Other                                594      1,261      2,646     2,625        617    (2,078)
                                 ---------   --------  ---------  --------  ---------  --------
                                    34,747     35,552    101,298   102,603    145,701   143,086
                                 ---------   --------  ---------  --------  ---------  --------

Loss on assets held for disposal         -          -   (170,078)        -   (170,078)        -
                                 ---------   --------  ---------  --------  ---------  --------
Expenses
  Interest                          22,589     21,739     67,708    62,552     89,939    82,054
  Administrative and general         2,393      2,551      7,821     7,555     10,524    12,344
  Depreciation and
    operating                       20,137      8,479     60,537    46,605     69,503    60,059
  Income tax credit                 (6,292)    (1,817)   (80,893)  (21,051)   (82,537)  (22,396)
                                 ---------   --------  ---------  --------  ---------  --------
                                    38,827     30,952     55,173    95,661     87,429   132,061
                                 ---------   --------  ---------  --------  ---------  --------
Net (loss) earnings from
  nonutility subsidiary          $  (4,080)  $  4,600  $(123,953) $  6,942  $(111,806) $ 11,025
                                 =========   ========  =========  ========  =========  ========

Per share (reduction)
  contribution to earnings of
  the Company                        $(.03)      $.04     $(1.05)     $.06      $(.95)     $.09
                                     =====       ====     ======      ====      =====      ====
Per share (reduction) contribution
  includes:
  Charge Upon Adoption of Plan
    to End Investment in Aircraft
    Equipment Leasing Business       $   -       $  -      $(.93)     $  -      $(.93)     $  -
  Valuation Adjustment of
    Aircraft Equipment Under
    Master Lease                     $(.04)      $  -      $(.11)     $  -      $(.11)     $  -




STATISTICAL DATA
----------------

                                             Three Months Ended                  Twelve Months Ended
                                                September 30,                       September 30,
                                      ---------------------------------    -------------------------------------
                                        1995       1994        % Change       1995         1994         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $200,045   $181,291         10.3     $  533,645   $  528,013          1.1
    General Service                    381,957    366,900          4.1      1,067,488    1,056,343          1.1
    Large Power Service <F1>            12,275     11,604          5.8         36,187       34,974          3.5
    Street Lighting                      2,918      3,363        (13.2)        12,682       14,023         (9.6)
    Rapid Transit                        8,378      8,010          4.6         28,176       27,162          3.7
    Wholesale                           34,680     31,905          8.7        112,551      114,894         (2.0)
                                      --------   --------                  ----------   ----------
      System                          $640,253   $603,073          6.2     $1,790,729   $1,775,409          0.9
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          2,007      1,825         10.0          6,518        6,712         (2.9)
    General Service                      4,503      4,328          4.0         15,285       15,354         (0.4)
    Large Power Service <F1>               196        179          9.5            695          684          1.6
    Street Lighting                         37         36          2.8            162          163         (0.6)
    Rapid Transit                          113        108          4.6            408          399          2.3
    Wholesale                              674        612         10.1          2,374        2,388         (0.6)
                                      --------   --------                  ----------   ----------
      System                             7,530      7,088          6.2         25,442       25,700         (1.0)
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               8.50       8.51         (0.1)          7.04         6.91          1.9
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,732        5,660
    Winter                                   -          -                       4,685        5,010

  Net Generation
  --------------
  (Millions of KWH)                      6,035      4,709                      18,322       19,848

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                76         77                          84           73
    Oil (%)                                  7          8                           7           21
    Gas (%)                                 17         15                           9            6

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.74      $1.89                       $1.75        $1.98

  Weather Data
  ------------
    Heating Degree Days                     30          5                       3,660        4,311
    20 Year Average                         21                                  3,984
    Cooling Degree Hours                 9,336      7,501                      11,198       11,468
    20 Year Average                      8,226                                 11,037

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

Item 6   EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a)  Exhibits

              Exhibit 10.1 -   Employment Agreement - filed
                               herewith.

              Exhibit 10.2 -   Employment Agreement - filed
                               herewith.

              Exhibit 10.3 -   Employment Agreement - filed
                               herewith.

              Exhibit 10.4 -   Employment Agreement - filed
                               herewith.

              Exhibit 10.5 -   Amendment to Employment
                               Agreement - filed herewith.

              Exhibit 10.6 -   Severance Agreement - filed
                               herewith.

              Exhibit 10.7 -   Severance Agreement - filed
                               herewith.

              Exhibit 10.8 -   Severance Agreement - filed
                               herewith.

              Exhibit 10.9 -   Severance Agreement - filed
                               herewith.

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
                               herewith.

         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on September 26, 1995, providing information regarding an Agreement and Plan of Merger with Baltimore Gas and Electric Company.


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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By /s/     D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President,
                                  Finance and Accounting


October 30, 1995
----------------
      DATE




Exhibit 11         Computations of Earnings Per Common Share
----------         -----------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended September 30, 1995 and the twelve months ended December 31, 1994 and 1993:


                                           September 30,   December 31,    December 31,
                                               1995            1994            1993
                                           -------------   ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,325,885     118,005,847     115,639,668
                                           ============    ============    ============
Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,325,885     118,005,847     115,639,668

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          40,107          48,110          51,967

    Conversion of 7% Convertible
      Debentures                              2,471,193       2,531,244       2,546,858

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       3,392,500
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,229,685     123,977,701     121,630,993
                                           ============    ============    ============

Earnings applicable to common stock         $82,119,000    $210,725,000    $225,324,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              17,000          20,000          22,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,477,000       6,537,000       6,548,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  including cumulative effect of
  accounting change and assuming
  conversion of convertible securities      $88,613,000    $217,282,000    $231,894,000
                                           ============    ============    ============

Primary earnings per common share                 $0.69           $1.79           $1.95

Fully diluted earnings per common share           $0.71           $1.75           $1.91

This calculation is submitted in accordance with Regulation S-K item 601
(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result for the twelve months ended September 30, 1995. In addition, the valuation is not required by footnote 2 to paragraph 14 for 1994 and 1993 because it results in dilution of less than 3%.

Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 1995 and for each of the preceding  five years on the basis of parent company operations only, are as follows.



                                               Twelve
                                               Months              For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              Sept. 30,
                                                1995          1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                        $210,697   $208,074   $216,478   $172,599   $186,813   $165,199
Taxes based on income                          122,922    116,648    107,223     76,965     80,988     70,962
                                              ---------------------------------------------------------------

Income before taxes and cumulative effect
  of accounting change                         333,619    324,722    323,701    249,564    267,801    236,161
                                              ---------------------------------------------------------------

Fixed charges:
  Interest charges                             145,499    139,210    141,393    138,097    138,512    127,386
  Interest factor in rentals                    20,331      6,300      5,859      6,140      5,690      4,237
                                              ---------------------------------------------------------------

Total fixed charges                            165,830    145,510    147,252    144,237    144,202    131,623
                                              ---------------------------------------------------------------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $499,449   $470,232   $470,953   $393,801   $412,003   $367,784
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         3.01       3.23       3.20       2.73       2.86       2.79
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,772    $16,437    $16,255    $14,392    $12,298    $10,598
                                              ---------------------------------------------------------------


Ratio of pre-tax income to net income             1.58       1.56       1.50       1.45       1.43       1.43
                                              ---------------------------------------------------------------

Preferred dividend factor                      $26,500    $25,642    $24,383    $20,868    $17,586    $15,155
                                              ---------------------------------------------------------------

Total fixed charges and preferred dividends   $192,330   $171,152   $171,635   $165,105   $161,788   $146,778
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         2.60       2.75       2.74       2.39       2.55       2.51
                                                  ====       ====       ====       ====       ====       ====














Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ened September 30, 1995 and for each of the preceding five years on a fully consolidated basis are as follows.



                                               Twelve
                                               Months               For The Year Ended December 31,
                                                Ended    -----------------------------------------------------
                                              Sept. 30,
                                                1995          1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                        (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $98,891   $227,162   $241,579   $200,760   $210,164   $170,234
Taxes based on income                           40,385     93,953     62,145     79,481     80,737     63,360
                                              ---------------------------------------------------------------

Income before taxes and cumulative effect
  of accounting change                         139,276    321,115    303,724    280,241    290,901    233,594
                                              ---------------------------------------------------------------

Fixed charges:
  Interest charges                             235,655    224,514    221,312    226,453    225,323    199,469
  Interest factor in rentals                    24,150      9,938      9,257      6,599      6,080      4,559
                                              ---------------------------------------------------------------

Total fixed charges                            259,805    234,452    230,569    233,052    231,403    204,028
                                              ---------------------------------------------------------------

Nonutility subsidiary capitalized interest        (217)      (521)    (2,059)    (2,200)    (6,542)         -
                                              ---------------------------------------------------------------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                               $398,864   $555,046   $532,234   $511,093   $515,762   $437,622
                                              ========   ========   ========   ========   ========   ========

Coverage of fixed charges                         1.54       2.37       2.31       2.19       2.23       2.14
                                                  ====       ====       ====       ====       ====       ====


Preferred dividend requirements                $16,772    $16,437    $16,255    $14,392    $12,298    $10,598
                                              ---------------------------------------------------------------


Ratio of pre-tax income to net income             1.41       1.41       1.26       1.40       1.38       1.37
                                              ---------------------------------------------------------------

Preferred dividend factor                      $23,649    $23,176    $20,481    $20,149    $16,971    $14,519
                                              ---------------------------------------------------------------

Total fixed charges and preferred dividends   $283,454   $257,628   $251,050   $253,201   $248,374   $218,547
                                              ========   ========   ========   ========   ========   ========
Coverage of combined fixed charges
  and preferred dividends                         1.41       2.15       2.12       2.02       2.08       2.00
                                                  ====       ====       ====       ====       ====       ====



                                                    Exhibit 15




October 30, 1995






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated October 30, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Form S-8
filed on September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-61379) on Form S-3 filed on February 26, 1993 and July 28, 1995, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.




