Form 10-K405
period 1995-12-31
POTOMAC ELECTRIC POWER CO
filed 1996-04-01
CIK 79732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



For the fiscal year ended December 31, 1995      Commission file number 1-1072
                          -----------------                             ------


                         Potomac Electric Power Company
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      District of Columbia and Virginia                         53-0127880
- ---------------------------------------------              -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)


       1900 Pennsylvania Avenue, N.W.
               Washington, D. C.                                   20068
- ---------------------------------------------              -------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code            (202) 872-2000
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
                                               ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X .
                                     ---

          As of March 5, 1996, Potomac Electric Power Company had 118,495,235 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $3.2 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1995 Annual Report to shareholders are incorporated by reference into Parts II and IV of this Form 10-K.

          Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement, dated March 22, 1996, are incorporated by reference into Part III of this Form 10-K.


                        POTOMAC ELECTRIC POWER COMPANY
                               Form 10-K - 1995

                               TABLE OF CONTENTS
PART I                                                                  Page
  Item 1 - Business                                                     ----
    Proposed Merger ....................................................  5
    General ............................................................  5
    Sales ..............................................................  7
    Capacity Planning ..................................................  8
    Construction Program ............................................... 10
    Fuel ............................................................... 12
    Regulation ......................................................... 15
    Rates .............................................................. 16
    Competition ........................................................ 19
    Environmental Matters .............................................. 20
    Labor .............................................................. 25
    Nonutility Subsidiary .............................................. 25
  Item 2 - Properties .................................................. 28
  Item 3 - Legal Proceedings ........................................... 29
  Item 4 - Submission of Matters to a Vote of Security Holders ......... 30

PART II
  Item 5 - Market for the Registrant's Common Equity and Related
             Stockholder Matters ....................................... 30
  Item 6 - Selected Financial Data ..................................... 31
  Item 7 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................. 31
  Item 8 - Financial Statements and Supplementary Data ................. 31
  Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................. 31

PART III
  Item 10 - Directors and Executive Officers of the Registrant ......... 32
  Item 11 - Executive Compensation ..................................... 34
  Item 12 - Security Ownership of Certain Beneficial Owners and
              Management................................................ 34
  Item 13 - Certain Relationships and Related Transactions ............. 34

PART IV
  Item 14 - Exhibits, Financial Statement Schedule and Reports on
              Form 8-K ................................................. 35
    Schedule VIII - Valuation and Qualifying Accounts .................. 43

  Signatures ........................................................... 44

    Exhibit 11    - Computation of Earnings Per Common Share ........... 46
    Exhibit 12    - Computation of Ratios .............................. 47
    Exhibit 21    - Subsidiaries of the Registrant ..................... 49
    Exhibit 23    - Consent of Independent Accountants ................. 50
    Report of Independent Accountants on Consolidated Financial
      Statement Schedule ............................................... 51


                                       3










                                PAGE LEFT BLANK

                                 INTENTIONALLY













Part I
- ------

Item 1    BUSINESS
- ------    --------
PROPOSED MERGER
- ---------------

      In September 1995, Potomac Electric Power Company (the Company) announced a proposed merger (the Merger) with Baltimore Gas and Electric Company (BGE). The Merger Agreement was approved by the Board of Directors of each company on September 22, 1995. The Merger requires the approval of shareholders of each company and certain regulatory agencies, including the Federal Energy Regulatory Commission, the Public Service Commissions of Maryland and the District of Columbia and the Nuclear Regulatory Commission. The approval process is expected to take until the end of the first quarter of 1997 to complete.

      The Company believes that the Merger will provide opportunities to achieve benefits for its shareholders, customers, employees and communities that would not be available to the Company as a separate entity, including expanded opportunities in both the core utility operations and nonutility businesses. Additional information regarding the Merger is presented in Note 13 of "Notes to Consolidated Financial Statements" incorporated by reference in Item 8.

GENERAL
- -------

      The Company, which was incorporated in the District of Columbia in 1896 and in the Commonwealth of Virginia in 1949, is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C. metropolitan area. The Company's retail service territory includes the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland. The area served at retail covers approximately 640 square miles and had a population of approximately 1.9 million at the end of 1995 and 1994. The Company also sells electricity, at wholesale, to Southern Maryland Electric Cooperative, Inc. (SMECO), which distributes electricity in Calvert, Charles, Prince George's and St. Mary's counties in southern Maryland. During 1995, approximately 59% of the Company's revenue were derived from Maryland sales (including wholesale) and 41% from sales in the District of Columbia. About 30% of the Company's revenue were derived from residential customers, 64% from sales to commercial and government customers and 6% from sales at wholesale. Approximately 14% and 3% of 1995 revenue were derived from sales to the U.S. and D.C. governments, respectively.

      The Company holds valid franchises, permits and other rights adequate for its business in the territory it serves, and such franchises, permits and other rights contain no unduly burdensome restrictions.



      The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) pursuant to an agreement under which its generating and transmission facilities are operated on an integrated basis with those of the other PJM member utilities in Pennsylvania, New Jersey, Maryland, Delaware and a small portion of Virginia. The purpose of PJM is to improve the operating economy and reliability of the systems in the group and to provide capital economies by permitting lower reserve requirements than would be required on a system basis. The Company also has direct high voltage connections with the Potomac Edison Company, a subsidiary of Allegheny Power System, Inc. (APS), and Virginia Power, neither of which is a member of PJM.

      In November 1995, PJM members filed a detailed proposal with the FERC that offers a regional energy market and open access to PJM high-voltage transmission lines to all generators and wholesale buyers of electricity. Under the proposal, PJM will be transformed into an Independent System Operator (ISO), which will administer a rate structure designed to eliminate dealing with each company separately for transactions through PJM. The ISO will administer operations, operate the regional energy market and administer transmission service. PJM expects to implement the new structure, which is not expected to have a material effect on the Company's operations, by year-end 1996.

      Additional information concerning the restructuring of the bulk power market is presented in Management's Discussion and Analysis incorporated by reference in Item 7.


SALES
- -----

      The following data presents the Company's sales and revenue by class of service and by customer type, including data as to sales to the United States and District of Columbia governments.

                                               1995        1994        1993
                                            ----------  ----------  ----------
          Electric Energy Sales                (Thousands of Kilowatt-hours)
          ---------------------
          Kilowatt-hours Sold - Total       25,910,047  25,546,210  25,693,999
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service              6,720,267   6,586,970   6,739,987
            General service                 15,448,416  15,345,484  15,388,525
            Large power service (a)            703,416     683,762     704,292
            Street lighting                    162,897     162,439     163,827
            Rapid transit                      409,837     404,634     370,428
            Wholesale                        2,465,214   2,362,921   2,326,940

          By Type of Customer -
            Residential                      6,706,775   6,574,199   6,726,520
            Commercial                      11,861,248  11,685,351  11,750,542
            U.S. Government                  3,998,052   4,009,810   3,986,149
            D.C. Government                    878,758     913,929     903,848
            Wholesale                        2,465,214   2,362,921   2,326,940


          Electric Revenue                        (Thousands of Dollars)
          ----------------
          Sales of Electricity - Total (b)  $1,813,790  $1,783,064  $1,696,435
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service             $  544,517  $  525,660  $  506,096
            General service                  1,075,142   1,066,710   1,010,552
            Large power service (a)             36,183      35,701      33,913
            Street lighting                     12,555      13,783      13,605
            Rapid transit                       28,276      27,892      24,107
            Wholesale                          117,117     113,318     108,162

          By Type of Customer -
            Residential                     $  543,532  $  524,738  $  505,173
            Commercial                         848,892     834,323     791,357
            U.S. Government                    252,144     254,030     238,192
            D.C. Government                     52,105      56,655      53,551
            Wholesale                          117,117     113,318     108,162

  (a) Large power service customers are served at a voltage of 66KV or higher.
  (b) Exclusive of Other Electric Revenue (000s omitted) of $8,642 in 1995, $7,536 in 1994 and $6,007 in 1993.


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

CAPACITY PLANNING
- -----------------
General
- -------

      During the period 1996 through 2005 the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%. Based upon average weather conditions, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade. The Company's ongoing strategies to meet the increasing energy needs of its customers include conservation and energy use management programs which are designed to curb growth in peak demand. The need for new capacity has been further reduced by programs to maintain older generating units to ensure their continued efficiency over an extended life and the cost-effective purchase of capacity and energy.

Conservation
- ------------

      Cost-effective conservation programs have been a major component of the Company's success in limiting the need for new construction during the past decade.

      The Company's conservation and energy use management programs (EUM) are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. In 1994, the Company reevaluated its conservation programs, including additional review and consideration of the current and prospective effect of these programs on customer rates and bills. As a result of this reevaluation, the Company phased out several conservation programs and reduced rebate levels for others. In a June 1995 order, the Public Service Commission of the District of Columbia adopted conservation spending limits for the four-year period 1995 through 1998. By narrowing its conservation offerings and limiting conservation spending, the Company expects to continue to encourage its customers to use energy efficiently without significantly increasing electricity prices. The Company expects to realize approximately 80% of the previously estimated benefits from conservation for approximately 45% of the previously estimated costs.



      During 1995, the Company invested approximately $100 million in energy conservation programs. The Company recovers the costs of its conservation programs in its Maryland jurisdiction through a base rate surcharge which amortizes costs over a five-year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company was awarded a bonus of $8.7 million in 1995, based on 1994 performance, which followed a bonus of $5 million in 1994, based on 1993 performance. In the District of Columbia, conservation costs are amortized over 10 years with an accrued return on unamortized costs. In June 1995, the District of Columbia Public Service Commission adopted a base rate surcharge for the recovery of actual conservation costs prudently incurred for the period July 1993 to December 1994. Subsequent rate updates will be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within a four year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four year spending cap, are deferred for future recovery). Pre-July 1993 conservation costs receive base rate treatment. This surcharge includes both a conservation expenditure component and a component for recovering certain expenditures associated with complying with the Clean Air Act Amendments of 1990. The conservation component is to be updated annually in the spring of each year, while the Clean Air Act component is updated quarterly.

      In 1995, approximately 157,000 customers participated in continuing energy use management programs which cycle air conditioners and water heaters during peak periods. In addition, the Company operates a commercial load program which provides incentives to customers for reducing energy use during peak periods. Time-of-use rates have been in effect since the early 1980s and currently approximately 60% of the Company's revenue is based on time-of-use rates.

      It is estimated that in 1995 peak load reductions of over 600 megawatts were achieved from conservation and energy use management programs and that additional peak load reductions of approximately 430 megawatts will be achieved in the next five years. The Company also estimates that, in 1995, energy savings of more than 1.2 billion kilowatt-hours were realized through operation of its conservation and energy use management programs. During the next five years, the Company's projected costs for these programs to encourage the efficient use of electric energy and to reduce the need to build new generating facilities total $364 million ($77 million in 1996).

      Although the Company is continuing its conservation and energy use management efforts, new sources of supply will be needed to assure the future reliability of electric service to the Washington area beyond the year 2000. These new sources of supply will be provided through the Company's plans for purchases of capacity and energy and through its ongoing construction program.



Purchase of Capacity and Energy
- -------------------------------

      Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. In addition, from June 1994 through May 1995, the Company purchased 147 megawatts of capacity from Pennsylvania Power and Light Company. The Company also has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. In addition, during 1995 the Company entered into an agreement with PECO Energy Company (PECO) to purchase up to 300, but not less than 200, megawatt-hours of energy each hour beginning on June 1, 1995. The purchase of energy by the Company under this agreement was terminated on January 31, 1996.

      The Company has been exploring other cost-effective sources of energy and has entered into contracts for two nonutility generation projects which total 262 megawatts of capacity. A 32-megawatt municipally financed resource recovery facility in Montgomery County, Maryland, began commercial operation in August 1995. In addition, the Company has an agreement with Panda Energy Corporation for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland, scheduled to begin operation in the fourth quarter of 1996. The project was financed in April 1995 and is currently one-third complete.

CONSTRUCTION PROGRAM
- --------------------

      The Company carries on a continuous construction program, the nature and extent of which is determined by the Company's strategic planning process which integrates supply-side and demand-side resource options.

      From January 1, 1993 to December 31, 1995, the Company made property additions, net of an Allowance for Funds Used During Construction (AFUDC), of $820 million (of which $222 million were made in 1995) and had property retirements of $126 million (of which $42 million were made in 1995).

      The Company's current construction program calls for estimated expenditures, excluding AFUDC, of $170 million in 1996, $220 million in 1997, $240 million in 1998, $240 million in 1999 and $255 million in 2000, an aggregate of $1.1 billion for the five-year period. AFUDC is estimated to be $7 million in 1996, $7 million in 1997, $8 million in 1998, $8 million in 1999 and $11 million in 2000. The 1996-2000 construction program includes approximately $538 million for generating facilities (including $112 million for Clean Air Act compliance), $23 million for transmission facilities, $558 million for distribution, service and other facilities, and $6 million associated with the Company's energy use management programs. As a result of lower rates of projected load growth resulting in large part from implementing economical conservation programs, the Company previously reduced its projected construction expenditures by $155 million in 1994 and $425 million in 1993.


The Company plans to finance its construction program primarily through funds provided by operations.

      The construction program includes amounts for the construction of facilities that will not be completed until after 1999. Although the program includes provision for escalation of construction costs, generally at an annual rate of 3.5%, the aggregate budget for long lead time projects will increase or decrease depending upon the actual rates of inflation in construction costs. The program is reviewed continually and is revised as appropriate to reflect changes in projections of demand, consumption patterns and economic trends.

      The Clean Air Act Amendments of 1990 (CAA) require utilities to reduce emissions of sulfur dioxide and nitrogen oxides in two phases, January 1995 (Phase I) and January 2000 (Phase II). The Company has implemented cost-effective plans for complying with Phase I of the CAA to achieve prescribed standards. Anticipated capital expenditures for complying with the second phase of the CAA total $112 million over the next five years. The Company's plans call for continued replacement of boiler burner equipment for nitrogen oxides emissions control and further use of lower-sulfur fuel and co-firing with natural gas for sulfur dioxide (SO2) emissions control. If economical, the Company will purchase SO2 emission allowances in lieu of burning lower-sulfur fuel.

      Installation of scrubbers is not contemplated for the Company's wholly owned plants. Both the District of Columbia and Maryland commissions have approved the Company's plans for meeting Phase I requirements including cost recovery of investment and inclusion of emission allowance expenses in the Company's fuel adjustment clause.

      The Company owns a 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania. Nitrogen oxides emissions reduction equipment and flue gas desulfurization equipment have been installed at the station for compliance with Phases I and II of the CAA. The Company's share of the construction costs for this equipment was $36.2 million. As a result of installing the flue gas desulfurization equipment, the station has received additional SO2 emission allowances. The Company's share of these bonus allowances will be used to reduce the need for lower-sulfur fuel at its other plants.


FUEL
- ----

      For customer billing purposes, all of the Company's kilowatt-hour sales are covered by separately stated fuel rates (see Item 8 - Note 2 of "Notes to Consolidated Financial Statements").

      The age of the Company's generating units, all of which are in operation, is presented in the table below.

        Generating           Number           Age
         Station          of Units (a)      (Years)          Service Type
      --------------      ------------      -------      --------------------

      Benning                  2             23-27       Cycling
      Buzzard Point           16               27        Peaking
      Potomac River           2/3            38-46       Cycling/Base
      Dickerson               3/3             2-36       Base/Peaking
      Chalk Point (a)        2/2/7(b)         4-31       Base/Cycling/Peaking
      Morgantown              2/6            22-25       Base/Peaking

      (a) By service type.
      (b) Includes a combustion turbine unit owned by SMECO and operated by the Company.

Since the 1970s, the Company has conducted continuing programs to extend the useful life of generating units and to ensure their continued availability and efficiency.

      The Company's generating units burn only fossil fuels. The principal fuel is coal. The Company owns no nuclear generation facilities. The following table sets forth the quantities of each type of fuel used by the Company in the years 1995, 1994 and 1993 and the contribution, on the basis of Btus, of each fuel to energy generated.

                                     1995           1994           1993
                                -------------- -------------- --------------
                                          % of           % of           % of
                                Quantity  Btu  Quantity  Btu  Quantity  Btu
                                -------- ----- -------- ----- -------- -----

          Coal
            (000s net tons)       6,312   85.4   5,788   76.1   6,010   79.4
          Residual oil
            (000s barrels)        1,348    4.4   4,868   15.7   4,835   15.9
          Natural gas
            (000s dekatherms)    16,387    8.5  10,780    5.5   6,090    3.2
          No. 2 fuel oil
            (000s barrels)          580    1.7     919    2.7     480    1.5




      The following table sets forth the average cost of each type of fuel burned, for the years shown.

                                                1995     1994     1993
                                               ------   ------   ------

          Coal:           per ton              $41.84   $44.39   $43.69
                          per million Btu        1.60     1.73     1.72
          Residual oil:   per barrel            18.01    15.31    15.09
                          per million Btu        2.88     2.44     2.39
          Natural gas:    per dekatherm          2.10     2.49     2.88
                          per million Btu        2.10     2.49     2.88
          No. 2 fuel oil: per barrel            23.71    24.34    24.98
                          per million Btu        4.06     4.17     4.30

      The average cost of fuel burned per million Btu was $1.74 in 1995, compared with $1.95 in 1994 and $1.90 in 1993. The 1995 system average unit fuel cost decreased by approximately 11% which was primarily the result of the increased use of lower-cost coal and gas and decreased net generation. The increase of approximately 3% in 1994 system average unit fuel cost compared with the 1993 system average resulted from increased use of major cycling and peaking generation units which burn higher cost fuels. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix. The increase in the percent of gas burned in 1995 and 1994 reflects the decreased price of gas and the increased price of oil. The decrease in the contribution of coal to the fuel mix in 1994 primarily reflects major outages for construction related to Clean Air Act additions on baseload coal-fired generation units.

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



                                        Net Generating          Net
                                        Capability and        Energy
                                      Purchased Capacity     Generated
                                      ------------------ ------------------

                                      1995  1994  1993   1995   1994   1993
                                      ----  ----  ----   ----   ----   ----
       Steam Generation

         Dual fuel units, capable
           of burning coal, residual
           oil or a combination of
           coal and residual oil....   18%   17%   18%    29%    28%    29%

         Units capable of burning
           coal only................   28%   28%   28%    46%    43%    45%

         Units capable of burning
           residual oil only........    8%    8%    8%     1%     1%     1%

         Units capable of burning
           residual oil or natural
           gas......................   19%   18%   19%     6%    12%    10%

       Combustion Turbines

         Units capable of burning
           No. 2 fuel oil only......    9%    9%    9% )
         Units capable of burning                      )   3%     3%     2%
           No. 2 fuel oil or natural                   )
           gas......................   11%   11%   11% )

       Purchased capacity...........    7%    9%    7%    15%(a) 13%(a) 13%(a)

          (a)  Includes purchases under cogeneration agreements.


      The Company's fuel mix objective is to obtain a minimum unit cost of energy through the use of its generating facilities. The actual use of coal, oil and natural gas is influenced by the availability of the generating units, the relative cost of the fuels, energy and demand requirements of other utilities with which the Company has interconnection arrangements, regulatory requirements (for future units), environmental constraints, weather conditions and fuel supply constraints, if any.

      The Company has numerous coal contracts with various expiration dates through 2003 for aggregate annual deliveries of approximately 3.2 million tons. Deliveries under these contracts are expected to provide approximately 48% of the estimated system coal requirements in 1996. Approximately 52% of the estimated system coal requirements in 1996 will be purchased under shorter term agreements and on a spot basis from a variety of suppliers. Each of the Company's longer term coal contracts, which are not fixed price contracts, contains price escalation/de-escalation provisions whereby the adjusted base price to-be-paid to the supplier for coal received by the Company is adjusted on a quarterly basis. Contract price adjustments are calculated according to changes in the contract specified published indices and are limited by current spot market prices.

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

      The Company purchases both domestically refined and imported residual oil. Residual oil is purchased under one two-year and one one-year contracts. Prices under the contracts are determined by reference to base contract prices, as adjusted to reflect current market prices. Prior to expiration of the contracts, the Company expects to solicit bids for new contracts to supply its residual oil requirements. The Company also purchases No. 2 fuel oil under two one-year contracts.

      Certain units at the Company's Chalk Point and Dickerson Generating Stations are capable of burning natural gas as well as oil. The Company has a contract with Washington Gas Light Company to purchase natural gas for Chalk Point extending through December 1998. In addition, the Company actively pursues spot market natural gas purchases when there is economic benefit. The Company has a one-year contract with Consolidated Natural Gas for the Dickerson combustion turbine units through March 31, 1996. Both contracts are for an interruptible supply of natural gas with provisions for price review and adjustment each month. The actual use of natural gas for these units will be dependent upon operational requirements, the relative costs of natural gas and oil, and the availability of natural gas.

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

      The Company's operations are subject to certain portions of the National Energy Act designed to promote the conservation of energy and the development and use of more plentiful domestic fuels through various regulatory and tax provisions. The legislation, among other things, requires states to develop residential energy conservation plans and requires utilities to enter into cogeneration purchases with operators of qualified facilities. To date, this legislation has fostered nonutility generation (cogeneration and solid waste fired generation) supplying the Company with approximately 40 megawatts. As noted above under "Purchase of Capacity and Energy," the Company's plans include additional nonutility generation projects.

RATES
- -----
General
- -------

      The Company's retail rates for electric service in Maryland and the District of Columbia are based on allowed rates of return to the Company's jurisdictional original cost rate base investments as determined in base rate proceedings before the regulatory commissions by reference to the test periods used in setting rates. Rate base in each of these jurisdictions generally has included (1) the Company's full investments in Electric Plant in Service (net of depreciation, certain pre-1981 investment tax credits and plant related deferred income taxes) and the pollution control portion of Construction Work in Progress (CWIP), (2) inventories of fuels and other materials and supplies and (3) an allowance for cash working capital. The Company has employed, since 1978, Allowance for Funds Used During Construction (AFUDC) accounting. In general, the Company capitalizes AFUDC with respect to investments in CWIP with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. In 1992, pursuant to orders from both the Maryland and District of Columbia commissions, the Company commenced the accrual of a capital cost recovery factor on the retail jurisdictional portion of certain pollution control projects related to compliance with the CAA. The base for calculating this return is the amount by which the retail jurisdictional CAA expenditure balance exceeds the CAA balance included in rate base in the Company's most recently completed base rate proceeding. The jurisdictional AFUDC capitalization rates are determined on a gross basis pursuant to formulas prescribed by the FERC. The effective capitalization rates were approximately 7.9% in 1995, 7.6% in 1994 and 8.7% in 1993, compounded semiannually.

      Rate orders received by the Company during the past three years provided for increases in annual base rate revenue as shown in the table below.


                                         Rate
                                       Increase       %          Effective
           Regulatory Jurisdiction      ($000)      Change          Date
          --------------------------  ----------  ----------  ---------------
          District of Columbia         $27,900       3.8      July 1995
          Federal-Wholesale              2,300       1.8      January 1995
          District of Columbia          26,700       3.9      March/June 1994
          Federal-Wholesale              2,600       2.3      January 1994
          Maryland                      27,000       3.0      November 1993
          Federal-Wholesale              3,801       3.1      January 1993
          Maryland                      25,300       3.0      1992/1993


Fuel Rates
- ----------

      The Company has separately stated fuel rates in each jurisdiction. Such rates include the delivered cost of fuel and the applicable costs and/or credits from the interchange of energy with other electric utilities, to the extent not provided for in base rates. (See Item 8 - Note 2 of "Notes to Consolidated Financial Statements" for additional information).

Maryland
- --------

      Pursuant to a settlement agreement, base rate revenue was increased by $27 million, or 3%, effective November 1, 1993. The Commission previously authorized an increase in base rate revenue of $7.3 million, effective June 1, 1993, and $18 million, effective December 1, 1992, pursuant to an October 1992 settlement agreement. In connection with the settlement agreements, no determination was made with respect to rate of return. The rate of return on common stock equity most recently determined for the Company in a fully litigated rate case was 12.75%, established by the Commission in a June 1991 rate increase order.

      The Company's Maryland DSM Surcharge, which provides for the recovery of conservation program costs over a five-year period and includes provisions for the recovery of lost revenue, a capital cost recovery factor, calculated at 9.46%, on unrecovered program balances and an incentive amount based on achieving prior-year goals, was increased effective July 1, 1995. The new rate will result in an increase in the annual surcharge recovery of approximately $29 million, including the initial amortization of 1995 projected program costs and the previously mentioned incentives of $8.7 million and $5 million for exceeding 1994 and 1993 program goals, respectively.

District of Columbia
- --------------------
      On June 30, 1995, in Formal Case No. 939, the Commission authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 11, 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective conservation programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual conservation program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a capital cost recovery factor computed at the authorized rate of return. The initial rate, which reflects all actual costs expended from July 1993 through December 1994, will result in $15 million of additional revenue annually. Subsequent rate updates will be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Pre-July 1993 conservation costs receive base rate treatment. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through the surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years. The Commission previously authorized an increase in base rate revenue of $23.2 million effective March 16, 1994, and $2.2 million effective June 5, 1994. A further base rate increase of $1.3 million was authorized pursuant to a May 1994 order on reconsideration of the Commission's March 1994 rate order.

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

      SMECO rates were increased by $2.3 million, $2.6 million and $3.8 million effective January 1, in each of the years 1995, 1994 and 1993, respectively. A new agreement was recently concluded with SMECO for the years 1996 through 1998. A rate reduction of $2 million from the 1995 rate level is scheduled to become effective January 1, 1996, with an additional $2.5 million rate reduction scheduled to become effective January 1, 1998. Approval of the rate settlement by the Federal Energy Regulatory Commission is expected in April 1996. SMECO has agreed not to give the Company a notice of reduction or termination of service prior to December 15, 1998.

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

      On November 30, 1995, the PJM members filed with the FERC a detailed proposal that offers to all generators and wholesale buyers of electricity a regional energy market and open access to PJM high-voltage transmission lines. Under the proposal, PJM will be transformed into an Independent System Operator (ISO), which will administer a rate structure designed to eliminate dealing with each company separately for transactions through PJM. The ISO will administer operations, operate the regional energy market and administer transmission service. PJM expects to implement the new structure by year-end 1996. This change is not expected to have a material effect on the operations of the Company.

      The Company has interconnection agreements with APS and Virginia Power. These agreements provide a mechanism and the flexibility to purchase power from these parties or from others with whom they are interconnected on an as-needed basis in amounts mutually agreed to from time-to-time pursuant to negotiated rates, terms and conditions. In addition, during 1995 the Company entered into an agreement with PECO to purchase up to 300, but not less than 200, megawatt-hours of energy each hour beginning on June 1, 1995. The purchase of energy by the Company under this agreement was terminated on January 31, 1996.

      In early 1995, the Federal Energy Regulatory Commission (FERC) approved a power sales tariff, filed by the Company, which allows both sales from Company-owned generation and sales of energy purchased by the Company. This tariff expands the Company's opportunities to participate in direct energy sales with other utilities and power marketers. Through the use of similar tariffs, many other parties are now in a position to buy and sell energy. The Company is actively encouraging this market by buying energy for its own use, selling energy and buying energy for contemporaneous resale, when economic transactions are available.

      Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. The monthly capacity commitment under these agreements, excluding an allocation of fixed operating and maintenance cost, increased from $12,380 per megawatt through 1993 to $18,060 per megawatt effective January 1994, with provision for escalation in 1999. In addition, from June 1994 through May 1995, the Company purchased 147 megawatts of capacity from Pennsylvania Power and Light Company.

      The Company has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is $462,000 per month.

COMPETITION
- -----------
      The electric utility industry is subject to increasing competitive pressures, stemming from a combination of increasing independent power production, greater reliance upon long-distance transmission, and regulatory and legislative initiatives intended to increase bulk power competition, including the Energy Policy Act of 1992. Since the early 1980s, the Company has pursued strategies which achieve financial flexibility through conservation and energy use management programs, extension of the useful life of generating equipment, cost-effective purchases of capacity and energy and preservation of scheduling flexibility to add new generating capacity in relatively small increments. The Company serves a unique and stable service territory and is a low-cost energy producer with customer prices which compare favorably with regional and national averages.


      On August 18, 1995, the Maryland Public Service Commission issued an order in a generic proceeding dealing with electric industry structure and the advent of competition. The Commission found that competition at the wholesale level holds the greatest potential for producing significant benefits, while competition at the retail level would carry many potential problems and difficult-to-find solutions. The Commission stated that it was intrigued by a restructuring concept suggested by the Company, which calls for functionally dividing the utility into generation and transmission/distribution segments. The Commission encouraged the Company to develop the concept further and suggested that other electric utilities in the state develop similar proposals specific to their competitive positions. A proceeding dealing with structure and competition was initiated by the District of Columbia Commission during 1995.

      Additional information concerning competition is presented in Management's Discussion and Analysis incorporated by reference in Item 7.

ENVIRONMENTAL MATTERS
- ---------------------
General
- -------

      The Company is subject to federal, state and local legislation and regulation with respect to environmental matters, including air and water quality and the handling of solid and hazardous waste. Air quality requirements relate to both ambient air quality and emissions from facilities, including particulate matter, sulfur dioxide, nitrogen oxides, carbon monoxide, volatile organic compounds and visible emissions. Water quality requirements relate to intake and discharge of water from facilities, including water used for cooling purposes in electric generating facilities. Waste requirements relate to the generation, treatment, storage, transportation and disposal of specified wastes. Compliance with such requirements may limit or prevent certain operations or substantially increase the cost of construction and operation of the Company's existing and future generating installations. The Company has expended approximately $596 million through December 31, 1995, for the construction of pollution control facilities. The $538 million 1996-2000 construction program for generating facilities includes estimated provision for pollution control facilities, including expenditures for CAA compliance, of $16 million for 1996, $41 million for 1997, $53 million for 1998, $42 million for 1999 and $36 million for 2000. The Company is unable to predict the future course of environmental regulations generally, the manner in which compliance with such regulations will be required, the availability of technology to meet such regulations and any budget amendments which may be required to recognize the costs which may ultimately be associated with such compliance.

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

      In 1990, Congress enacted amendments to the CAA that require the reduction of sulfur dioxide and nitrogen oxides emissions from electric generating units. The Company cannot fully predict the financial and operating effects of this new legislation until all of the related implementing regulations are adopted by EPA and by appropriate agencies in each of the jurisdictions where the Company's generating facilities are located. However, the Company has implemented cost-effective plans for complying with Phase I of the CAA to achieve prescribed standards.
Anticipated capital expenditures for complying with the second phase of the CAA total $112 million over the next five years. The Company's plans call for continued replacement of boiler burner equipment for nitrogen oxides emissions control and further use of lower-sulfur fuel and co-firing with natural gas for sulfur dioxide (SO2) emissions control. If economical, the Company will purchase SO2 emission allowances in lieu of burning lower-sulfur fuel.

      Maryland, the District of Columbia and Northern Virginia are members of the Ozone Transport Commission, established by the CAA for the purpose of developing a regional solution to attainment of the ambient ozone standard in the northeastern United States. The Company has implemented a cost-effective approach for complying with state rules under Title I of the CAA which required the retrofit of existing generating units with Reasonably Available Control Technology (RACT) for nitrogen oxides control by mid-1995. The Company cannot predict the impact of future standards which may be required under Title I.

      The Company is unaware of any respect in which its generating stations are not presently in compliance with federal and state air quality regulations, with the exception of visible emissions from the Dickerson Station. Recognizing that the station cannot continuously satisfy its applicable standards, the Company is working with Maryland regulators to establish revised visible emissions standards.

Water Quality
- -------------

      The Company's generating stations operate under National Pollutant Discharge Elimination System (NPDES) permits. NPDES renewal applications submitted in December 1991 for the Dickerson station, in March 1992 for the Chalk Point station and in July 1993 for the Benning station are pending. NPDES permits were issued for the Potomac River station in February 1994 and for the Morgantown station in February 1995.

      The Maryland Department of the Environment promulgated regulations effective April 16, 1990 that, among other things, set numeric criteria for toxic substances in surface waters. These criteria, if incorporated into the NPDES permits for the Company's Chalk Point, Morgantown and Dickerson generating stations, had the potential to cause the Company to incur significant costs to achieve compliance. The Company, in conjunction with other utilities, industrial companies, and the Maryland Chamber of Commerce, filed a suit in May 1990 that challenged the validity of the regulations. The parties entered into a settlement agreement and revised regulations were adopted on May 6, 1993 in accordance with the settlement agreement. These revised regulations received EPA approval and the suit was dismissed on July 25, 1994. It is currently not anticipated that these regulations will result in any significant adverse economic impact on the Company.

      On July 3, 1995, the United States Attorney for the District of Maryland filed a complaint and Consent Decree resolving violations of the Clean Water Act by the Company which occurred at its Faulkner Fly Ash Storage facility. Pursuant to the terms of the Consent Decree, the Company paid a civil penalty of $975,000. The settlement brought to an end an environmental investigation, begun at the Company's request in 1993, of unlawful activities by a former Company employee and contractors. The environmental violations were discovered by Company environmental investigators in 1993 and involved wastewater discharges from treatment ponds that occurred over several years at the Company's Faulkner Fly Ash Storage facility in Charles County, Maryland. Upon discovering the violations, the Company immediately reported them to federal and state authorities and fully cooperated with these officials in a thorough investigation that resulted in the criminal conviction and sentencing of a former employee. The Company also terminated the employee, his supervisor and several contractors.

Toxic Substances
- ----------------

      The Company was notified by the EPA on December 18, 1987, that it, along with five other utilities and eight non-utilities, is a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), in connection with the polychlorinated biphenyl compounds (PCBs) contamination of soil, ground water and surface water occurring at a Philadelphia, Pennsylvania site owned by an unaffiliated company. Additional PRPs have since been identified and the number is continually subject to change. In the early 1970s, the Company sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by the EPA, including legal fees, are currently estimated to be $7.5 million.
The Company has paid $.8 million as of December 31, 1995. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. On July 20, 1995, the EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. The EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The Company cannot predict whether the EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

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

      During 1993, the Company and two other PRPs completed a removal action at a site in Harmony, West Virginia, pursuant to an Administrative Order (AO) issued by the EPA. Approximately $3 million (of which the Company has paid one-third, subject to possible reallocation) was expended on the removal action, which the EPA has stated is in compliance with the AO. The Company and two other PRPs have entered into settlements with third parties to recover approximately $2.4 million of this cost. EPA oversight costs, which are not expected to be material, have not yet been assessed. While compliance with the AO has been completed, the Company cannot determine whether it will be subject to any future liability with respect to the site.

      During 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the filings, a number of the individual suits have been disposed of without any payment by the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. While the aggregate amount specified in the remaining suits would exceed $1 billion, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

      On October 3, 1995, the Company received notice from the EPA that it, along with several hundred other companies, may be a PRP in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is .0042%. The EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

      On December 5, 1995, the Company received notice from the EPA that it is a PRP under CERCLA with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from an agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

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

LABOR
- -----

      The Company has approved, in conjunction with the Merger with BGE, a severance plan for all exempt and non-bargaining unit employees who lose employment due to the Merger. Employees who lose employment as a result of the Merger will receive two weeks of pay per year of service, with a minimum payment of eight weeks of pay. In addition, employees will receive company-sponsored health and dental insurance for two weeks per year of service, with a minimum of eight weeks of insurance coverage.

      In December 1995, an extension of the current 1993 Labor Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers was ratified by the Union members. The 1995 Agreement extends the 1993 Agreement, which was due to expire on June 1, 1996, for two years or until the effective date of the Merger with BGE, whichever occurs first. This Agreement provides severance benefits, previously approved by the Company for exempt and non-bargaining unit employees, for all union members and provides for a lump-sum payment of 2% of base pay, which was paid on January 5, 1996, a lump-sum payment of 1% of base pay on June 7, 1996, and a lump-sum payment of 3% of base pay on June 6, 1997, or the effective date of the Merger, whichever occurs first.

NONUTILITY SUBSIDIARY
- ---------------------

      Potomac Capital Investment Corporation (PCI), the Company's principal wholly owned subsidiary, was formed in late 1983 to provide a vehicle for ongoing nonutility investment business.

      At December 31, 1995, PCI's assets totaled $1.6 billion, including $762.4 million in finance and operating equipment leases and $530.3 million in marketable securities, principally investment grade sinking fund preferred stock. The Company's equity investment in PCI was $168.4 million, including $15.9 million of subsidiary retained earnings. Additional financial information concerning assets, income, expenses and net earnings is presented in the consolidated financial statements incorporated by reference in Item 8.

      PCI's equipment-leasing portfolio consists primarily of wide-body commercial aircraft. Income from leasing activities includes rental and interest income, gains on asset sales and service fees.

      PCI's aircraft leasing business has been adversely affected by the lengthy economic downturn in the airline industry during the 1990s. In May 1995, PCI adopted a plan to exit the aircraft equipment leasing business. The plan, which was developed following comprehensive review, is designed to permit a withdrawal from the aircraft leasing business on an orderly basis designed to preserve value. Under the plan, PCI will make no new investments to increase the size of the aircraft leasing portfolio. In addition, 13 aircraft were designated for sale over 18 to 24 months from the date the plan was announced. These aircraft were subject to short-term, usage-based leases, long-term leases expiring in the near term, or not currently under lease. The book value of these aircraft (which, prior to adoption of the plan, was $295 million) was reduced to an estimated net realizable value of approximately $104 million. After taking into account the elimination of a previously established reserve of approximately $22 million for future repair and maintenance expenditures and other minor adjustments, the result was an immediate noncash charge to after-tax earnings of approximately $110 million for the second quarter of 1995. There will be no future depreciation of, or routine accrual for repair and maintenance expenditures with respect to these aircraft. During January 1996, two B747-200 aircraft were sold. Negotiations continue with respect to the sale of the remainder of these aircraft. Depending upon the outcome of these negotiations and recent activity in the marketplace, adjustments to the carrying value of this portfolio may be required in the future.

      In accordance with the plan, PCI will continue to hold and closely monitor the remainder of its aircraft leasing portfolio, with the objective of identifying future opportunities for disposition of these investments on favorable terms. Depreciation on two wholly owned aircraft, six majority-owned aircraft and two aircraft held by partnerships in which PCI has a 50% interest, has been increased in order to achieve book values at lease expiration that will correspond to their respective anticipated residual values. The net effect of this revised depreciation, coupled with the elimination of further depreciation on the aircraft designated for sale, will result in higher depreciation charges through 1997, and lower depreciation charges thereafter, as compared to the depreciation charges PCI would have incurred absent the plan. No adjustments were made to the remainder of PCI's aircraft leasing portfolio, which consists of 12 full or partial interests in aircraft under leveraged leases or direct finance leases.

      PCI will continue to market and sell the aircraft designated for sale and will continue to closely monitor the aircraft in its portfolio not designated for near-term sale with the objective of identifying future opportunities for sale or other disposition on favorable terms. Satisfactory execution of the entire plan may be affected by future aircraft market conditions and events, which may have an impact on equipment values and sales opportunities and, in the case of the portion of the portfolio on long-term lease, the creditworthiness of PCI's lessees.

      In April 1995, PCI reached agreement with Continental providing for the deferral of approximately 40% of aggregate monthly rentals from the four majority-owned and two jointly owned DC-10-30 aircraft for a period of 16 months, commencing February 1995. The deferred amounts are to be repaid over a three and one-half year period with 8% interest, commencing June 1, 1996, at which time the aggregate deferred amount will be approximately $20 million.
As part of the agreement, PCI obtained cross-default provisions in its Continental leases and improvements in aircraft return conditions.


      During July 1995, Atlas Air, Inc. filed suit in New York Superior Court requesting a declaratory judgment that the duration of its lease of one B747-200F aircraft from PCI may be extended by Atlas, without PCI's consent, from December 1995 until as late as December 1999. On August 22, 1995, PCI filed its answer to Atlas' complaint, stating that Atlas' position is contrary to the lease agreement and Atlas' own prior course of conduct acknowledging the December 1995 lease termination date. Cross-motions for summary judgment were filed, and the Court ruled in Atlas' favor on December 27, 1995. PCI has appealed this decision. A new and separate complaint, based on PCI's termination of the lease agreement because of Atlas' failure to make certain lease payments, was filed by PCI on December 29, 1995. The parties agreed to an expedited procedural schedule, and PCI's motion for summary judgment was submitted on January 10, 1996. While the final outcome of these lawsuits cannot be predicted, management is of the opinion that the outcome will not have a material adverse effect on its financial position or results of operations.

      PCI's real estate activity consists of real estate projects and holdings in the Washington metropolitan area. PCI also owns leasehold interests in oil and natural gas producing properties in Texas.

      Additional information concerning leasing activities is presented in Management's Discussion and Analysis incorporated by reference in Item 7.



Part I
- ------
Item 2  PROPERTIES
- ------  ----------
                                                                          Megawatts of Net Capability
                                                              Steam       ---------------------------      Net Megawatt-
                                                             Generation      Steam        Combustion     Hours Generated
Generating Station                 Location                 Primary Fuel   Generation     Turbine<F1>        in 1995
- ------------------ --------------------------------------- -------------- ------------   ------------    ---------------
                                                                                                            (Thousands)

Benning            Benning Road and Anacostia River, N.E.     No. 4 Oil           550              -                174
                     Washington, D.C.

Buzzard Point      1st and V Streets, S.W.                         -                -            256                 15
                     Washington, D.C.

Potomac River      Bashford Lane and Potomac River              Coal              482              -              1,972
                     Alexandria, Virginia

Dickerson          Potomac River, South of Little Monocacy      Coal              546            291              3,777
                     River, Dickerson, Maryland

Chalk Point        Patuxent River at Swanson Creek              Coal/           1,907            516 <F2>         5,470
                     Aquasco, Maryland                      Residual Oil/
                                                             Natural Gas

Morgantown         Potomac River, South of Route 301            Coal/           1,164            248              6,681
                     Newburg, Maryland                      Residual Oil
                                                                          -----------    -----------        -----------
  Total - Wholly owned Units                                                    4,649          1,311             18,089

Conemaugh          Indiana County, Pennsylvania                 Coal              165              1              1,145
                                                                          -----------    -----------        -----------
  Total - All Stations Operated                                                 4,814          1,312             19,234
                                                                                                            ===========

Cogneration                                                                         -              -                154
                                                                                                            ===========
Purchased Capacity
  Ohio Edison <F3>                                                                450              -              3,223
                                                                          -----------    -----------        ===========
  Total System                                                                  5,264          1,312
                                                                          ===========    ===========

All of the above properties are held in fee, but as to Conemaugh, the
Company holds a 9.72% undivided interest as a    tenant in common.

<F1>Combustion turbines burn No. 2 fuel oil and certain units can also burn natural gas.
<F2>Includes 84 megawatts supplied by a combustion turbine owned by SMECO and operated by the Company.
<F3>Generating capacity under long-term agreements with Ohio Edison and
    Allegheny Power System, Inc.



      The five steam-electric generating stations, together with combustion turbines, had an aggregate net capability at December 31, 1995, of 5,960 megawatts (including the 84 megawatt combustion turbine owned by SMECO at the Company's Chalk Point Generating Station), assuming all units are available for service at the time and for the usual duration of the system peak (which occurs in the summer). The Company also has 166 megawatts of net capability available from its 9.72% undivided interest in a mine-mouth, steam-electric generating station known as the Conemaugh Generating Station, located in Indiana County, Pennsylvania, which it owns with eight other utilities as tenants in common. The Company also receives generating capacity and associated energy from Ohio Edison under long-term agreements with Ohio Edison and APS. The agreements, which provide for 450 megawatts of capacity and associated energy, are expected to continue at that level through the year 2005. The net 60-minute peak load in 1995 was 5,732 megawatts, which occurred on August 4, 1995, and was .6% below the all-time summer peak demand of 5,769 megawatts. To meet the 1995 summer peak demand, the Company also had approximately 270 megawatts available from its dispatchable energy use management programs. For additional information regarding the Company's net generating capability, see "Construction Program" and "Fuel" under Item 1 - Business.

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

      The Company was a defendant in employment discrimination litigation which was pending in the United States District Court for the District of Columbia. In February 1993, the parties to the case reached tentative settlement of the claims and, in April 1993, the Company paid $38.26 million into a trust fund pursuant to the terms of the Agreement. The funds have been disbursed from the trust fund to certain covered classes of current and former employees and applicants for employment and to cover the plaintiffs' legal and expert fees and costs. The Court approved the settlement agreement, effective in July 1993. The Company has received insurance payments of $38.3 million through December 31, 1995. Subsequently, in January 1996, the Company received an additional insurance recovery of $2.9 million.



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

                                      Dividends              Price Range
                   Period             Per Share            High       Low
           ---------------------   ---------------       --------  ---------

           1995:
             First Quarter......   $.415                 $20-1/8   $18-3/8
             Second Quarter.....    .415                  22-1/2    18-1/2
             Third Quarter......    .415                  24-5/8    20-1/2
             Fourth Quarter.....    .415     $1.66        26-1/4    24

           1994:
             First Quarter......   $.415                 $26-5/8   $21-3/4
             Second Quarter.....    .415                  23-1/2    18-1/2
             Third Quarter......    .415                  21-1/2    18-3/8
             Fourth Quarter.....    .415     $1.66        19-3/4    18-1/4


      The number of holders of Common Stock was 95,631 at March 5, 1996 and 96,958 at December 31, 1995.

      There were 118,495,235 and 118,494,577 shares of the Company's $1 par value Common Stock outstanding at March 5, 1996, and December 31, 1995, respectively. A total of 200 million shares is authorized.

      In January 1996, a dividend of 41-1/2 cents per share was declared payable March 29, 1996, to holders of record of the Company's common stock on February 28, 1996.

      In connection with the Merger of the Company and BGE into Constellation Energy Corporation, BGE's dividend policy will be adopted and the annual dividend at the expected 1997 closing date is expected to be $1.67 per share. The Company currently pays $1.66 per share annually and BGE's annual dividend rate is currently $1.56 per share. However, no assurance can be given that the $1.67 dividend rate will be in effect and Constellation Energy Corporation reserves the right to increase or decrease the dividend on Common Stock as may be required by law or contract or as may be determined by its Board of Directors, in its discretion, to be advisable.

Item 6    SELECTED FINANCIAL DATA
- ------    -----------------------

      The information required by Item 6 is incorporated herein by reference to "Selected Consolidated Financial Data" in the Financial Information of the Company's 1995 Annual Report to shareholders.

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

      The information required by Item 7 is incorporated herein by reference to the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" in the Financial Information section of the Company's 1995 Annual Report to shareholders.

      See "Nonutility Subsidiary" under Item 1 - Business for additional information concerning the Company's nonutility subsidiary.

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------    -------------------------------------------

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 19, 1996, and supplementary data from the Company's 1995 Annual Report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1995 Annual Report to shareholders is not deemed filed as part of this Form 10-K Annual Report.

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      None.


Part III
- --------
Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

      The information required by Item 10 consisting of information required by Item 401 of Regulation S-K with regard to Directors of the registrant and the information required by Item 405 of Regulation S-K is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 22, 1996.

      Information with regard to the executive officers of the registrant as of March 5, 1996, is as follows:

                                                                Served in
                                                              such position
        Name                      Position               Age      since
- --------------------   --------------------------------  ---  -------------

Edward F. Mitchell     Chairman of the Board and Chief
                         Executive Officer                64      1992 (1)

John M. Derrick, Jr.   President and Chief Operating
                         Officer and Director             55      1992 (2)

H. Lowell Davis        Vice Chairman and Chief Financial
                         Officer and Director             63      1983

William T. Torgerson   Senior Vice President, General
                         Counsel and Secretary            51      1994 (3)

Dennis R. Wraase       Senior Vice President -
                         Finance and Accounting           51      1992 (4)

Iraline G. Barnes      Vice President - Corporate         48      1990
                         Relations

Earl K. Chism          Vice President and Comptroller     60      1994 (5)

Kirk J. Emge           Vice President - Regulatory
                         Law                              46      1994 (6)

Susann D. Felton       Vice President - Materials         47      1992 (7)

William R. Gee, Jr.    Vice President - Energy Planning
                         and Economy                      55      1991 (8)

Robert C. Grantley     Vice President - Customers
                         and Community Relations          47      1989

Anthony J. Kamerick    Vice President and Treasurer       48      1994 (9)


                                                                Served in
                                                              such position
        Name                      Position               Age      since
- --------------------   --------------------------------  ---  -------------

Anthony S. Macerollo   Vice President - Corporate
                         Administration and Services      54      1989

James S. Potts         Vice President - Environment       50      1993 (10)

William J. Sim         Vice President - Power Supply
                         and Delivery                     51      1991 (11)

Andrew W. Williams     Vice President - Energy and
                         Market Policy and Development    46      1989

None of the above persons has a "family relationship" with any other officer listed or with any director or nominee for director.

      The term of office for each of the above persons is from April 26, 1995 to April 24, 1996.

 (1) Mr. Mitchell was elected to the position of Chairman of the Board on December 21, 1992. He was elected Chief Executive Officer effective September 1, 1989.

 (2) Mr. Derrick was elected to the position of President on December 21, 1992. He was elected Executive Vice President and Chief Operating Officer on July 27, 1989.

 (3) Mr. Torgerson was elected Senior Vice President and General Counsel on April 27, 1994. He was elected Secretary effective August 22, 1994. Prior to 1994 he held the position of Vice President and General Counsel.

 (4) Mr. Wraase was elected to his present position on April 22, 1992. He was elected Senior Vice President and Comptroller on July 27, 1989.

 (5)  Mr. Chism was elected to his present position on April 27, 1994.
      Prior to that time he held the position of Vice President and Treasurer since July 1989.

 (6) Mr. Emge was elected to his present position on April 27, 1994. Prior to that time he held the position of Deputy General Counsel.

 (7) Ms. Felton was elected to her present position on April 22, 1992. Prior to that time she held the position of Manager, Materials.

 (8) Mr. Gee was elected to his present position on April 24, 1991. Prior to that time he held the position of Vice President - Generating Engineering and Construction, since 1989.


(9) Mr. Kamerick was elected to his present position on April 27, 1994. Prior to that time he held the position of Comptroller from 1992 to 1994. Prior to 1992 he held the position of Assistant Comptroller.

(10) Mr. Potts was elected to his present position on April 28, 1993. Prior to that time he held the position of Manager, Generating Strategic Support since 1991. Prior to 1991 he held the position of Manager, Production Performance.

(11) Mr. Sim was elected to his present position on April 24, 1991. Prior to that time he was President of the American Energy division of the Company's nonutility subsidiary, Potomac Capital Investment Corporation, since 1988.

Item 11   EXECUTIVE COMPENSATION
- -------   ----------------------

      The information required by Item 11 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 22, 1996.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------   --------------------------------------------------------------

      The information required by Item 12 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 22, 1996. There is no shareholder that is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

      None.


Part IV
- -------
Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
- -------   --------------------------------------------------------------

(a)       Documents List
          --------------

1.  Financial Statements

      The following documents are filed as part of this report as incorporated herein by reference from the indicated pages of the Company's 1995 Annual Report.

                                              Reference (Page)
                                              ----------------
                                                            Form 10-K
                                       Annual Report      Annual Report
                                      to Shareholders      Exhibit 13
                                      ---------------     -------------

      Consolidated Statements of
        Earnings - for the years
        ended December 31, 1995,
        1994 and 1993                        19               31

      Consolidated Balance Sheets -
        December 31, 1995 and 1994          20-21            32-33

      Consolidated Statements of
        Cash Flows - for the years
        ended December 31, 1995,
        1994 and 1993                        22               34

      Notes to Consolidated Financial
        Statements                          23-35            35-74

      Report of Independent Accountants      36               30

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

3. Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).

Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

2.1       Agreement and Plan of Merger
          dated as of September 22,
          1995................................  Exh. 2-1 to Form 8-K,
                                                9/26/95.

2.2       PEPCO Stock Option Agreement
          dated as of September 22,
          1995................................  Exh. 2-2 to Form 8-K,
                                                9/26/95.

2.3       BGE Stock Option Agreement
          dated as of September 22,
          1995................................  Exh. 2-3 to Form 8-K,
                                                9/26/95.

3.1       Charter of the Company..............  Filed herewith.

3.2       By-Laws of the Company..............  Filed herewith.

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
                                                Statement No. 2-5032.


Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

4         August 1, 1942......................  Exh. B-4 to Form 8-A,
(cont.)                                         10/8/42.
          October 15, 1942....................  Exh. A to Form 8-K, 12/7/42.

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
                                                11/10/58.


Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

4         December 1, 1958....................  Exh. A to Form 8-K, 1/2/59.
(cont.)   May 1, 1959.........................  Exh. 4-B to Amendment No. 1,
                                                5/13/59, to Registration
                                                Statement No. 2-15027.
          November 16, 1959...................  Exh. A to Form 8-K, 1/4/60.
          May 2, 1960.........................  Exh. 2-B to Registration
                                                Statement No. 2-17286,
                                                11/9/60.
          December 1, 1960 and April 3,
          1961................................  Exh. A-1 to Form 10-K,
                                                4/24/61.
          May 1, 1962.........................  Exh. 2-B to Registration
                                                Statement No. 2-21037,
                                                1/25/63.
          February 15, 1963...................  Exh. A to Form 8-K, 3/4/63.
          May 1, 1963.........................  Exh. 4-B to Registration
                                                Statement No. 2-21961,
                                                12/19/63.
          April 23, 1964......................  Exh. 2-B to Registration
                                                Statement No. 2-22344,
                                                4/24/64.
          May 15, 1964........................  Exh. A to Form 8-K, 6/2/64.

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
                                                7/27/70.


Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

4         August 15, 1970.....................  Exh. 2-D to Registration
(cont.)                                         Statement No. 2-38038,
                                                7/27/70.
          September 1, 1971...................  Exh. 2-C to Registration
                                                Statement No. 2-45591, 9/1/72.
          September 15, 1972..................  Exh. 2-E to Registration
                                                Statement No. 2-45591, 9/1/72.
          April 1, 1973.......................  Exh. A to Form 8-K, 5/9/73.
          January 2, 1974.....................  Exh. 2-D to Registration
                                                Statement No. 2-49803,
                                                12/5/73.
          August 15, 1974.....................  Exhs. 2-G and 2-H to
                                                Amendment No. 1 to
                                                Registration Statement
                                                No. 2-51698, 8/14/74.
          June 15, 1977.......................  Exh. 4-A to Form 10-K,
                                                3/19/81.
          July 1, 1979........................  Exh. 4-B to Form 10-K,
                                                3/19/81.
          June 16, 1981.......................  Exh. 4-A to Form 10-K,
                                                3/19/82.
          June 17, 1981.......................  Exh. 2 to Amendment No. 1,
                                                6/18/81, to Form 8-A.
          December 1, 1981....................  Exh. 4-C to Form 10-K,
                                                3/19/82.
          August 1, 1982......................  Exh. 4-C to Amendment No. 1
                                                to Registration Statement
                                                No. 2-78731, 8/17/82.
          October 1, 1982.....................  Exh. 4 to Form 8-K, 11/8/82.

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

          April 5, 1990.......................  Exh. 4 to Form 10-K, 3/29/91.

          May 21, 1991........................  Exh. 4 to Form 10-K, 3/27/92.



Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

4         May 7, 1992.........................  Exh. 4 to Form 10-K, 3/26/93.
(cont.)   September 1, 1992...................  Exh. 4 to Form 10-K, 3/26/93.
          November 1, 1992....................  Exh. 4 to Form 10-K, 3/26/93.
          March 1, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
          March 2, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
          July 1, 1993........................  Exh. 4.4 to Registration
                                                Statement No. 33-49973,
                                                8/11/93.
          August 20, 1993.....................  Exh. 4.4 to Registration
                                                Statement No. 33-50377,
                                                9/23/93.
          September 29, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          September 30, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          October 1, 1993.....................  Exh. 4 to Form 10-K, 3/25/94.
          February 10, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          February 11, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          March 10, 1995......................  Exh. 4.3 to Registration
                                                Statement No. 61379, 7/28/95.
          September 6, 1995...................  Filed herewith.
          September 7, 1995...................  Filed herewith.

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

10        Agreement, effective July 23, 1993,
          between the Company and the
          International Brotherhood of
          Electrical Workers (Local Union
          #1900)..............................  Exh. 10 to Form 10-Q, 7/30/93.



Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------

**10.1    Amendment to Employment Agreement...  Filed herewith.

**10.2    Amendment to Employment Agreement...  Filed herewith.

**10.3    Amendment to Employment Agreement...  Filed herewith.

**10.4    Severance Agreement.................  Filed herewith.

**10.5    Severance Agreement.................  Filed herewith.

**10.6    Severance Agreement.................  Filed herewith.

**10.7    Severance Agreement.................  Filed herewith.

**10.8    Severance Agreement.................  Filed herewith.

**10.9    Severance Agreement.................  Filed herewith.

**10.10   Severance Agreement.................  Filed herewith.

**10.11   Severance Agreement.................  Filed herewith.

**10.12   Severance Agreement.................  Filed herewith.

10.13     Amendment to Agreement, dated
          December 8, 1995 between the
          Company and the International
          Brotherhood of Electrical Workers
          (Local Union #1900) and Contract
          Ratification Notification dated
          December 22, 1995...................  Filed herewith.

11        Computation of Earnings Per
            Common Share......................  Filed herewith.

12        Computation of Ratios...............  Filed herewith.

13        Financial Information Section of
            Annual Report ....................  Filed herewith.

21        Subsidiaries of the Registrant......  Filed herewith.



Exhibit
  No.     Description of Exhibit                Reference*
- -------   ----------------------                ----------


23        Consent of Independent Accountants..  Filed herewith.

27        Financial Data Schedule.............  Exh. 27 to Form 8-K,
                                                2/6/96.

27.1      Restated Financial Data Schedule....  Exh. 27.1 to Form 8-K,
                                                2/6/96.

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


(b)   Reports on Form 8-K
      -------------------

      None.



                                      POTOMAC ELECTRIC POWER COMPANY
                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                Col. A                         Col. B              Col. C               Col. D        Col. E
                ------                         ------              ------               ------        ------

                                                                  Additions
                                               Balance    -------------------------                   Balance
                                                  at      Charged to   Charged to                       at
                                              Beginning    Costs and      Other                         End
             Description                      of Period    Expenses    Accounts<F1>  Deductions<F2>  of Period
- -------------------------------------------   ---------   ----------   -----------   -------------   ---------
                                                                 (Thousands of Dollars)

Year Ended December 31, 1995
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   2,732   $    7,171   $     1,070   $      (9,004)  $   1,969
      Nonutility subsidiary                   $   5,000   $    1,000   $         -   $           -   $   6,000


Year Ended December 31, 1994
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   3,048   $    6,967   $       893   $      (8,176)  $   2,732
      Nonutility subsidiary                   $       -   $    5,000   $         -   $           -   $   5,000


Year Ended December 31, 1993
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   2,709   $    6,451   $       658   $      (6,770)  $   3,048
      Nonutility subsidiary                   $       -   $        -   $         -   $           -   $       -


<F1>Collection of accounts previously written off.
<F2>Uncollectible accounts written off.












                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 29th day of March, 1996.

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



                                                              April 1, 1996


          Signature                           Title                 Date
          ---------                           -----                 ----

(iv)  Directors:


      /s/   Roger R. Blunt
      -------------------------             Director
        (Roger R. Blunt Sr.)


      /s/   A. J. Clark
      -------------------------             Director
          (A. James Clark)


      /s/ R. E. Marriott
      -------------------------             Director
        (Richard E. Marriott)



      ------------------------              Director
         (David O. Maxwell)


      /s/ Floretta D. McKenzie
      -------------------------             Director
        (Floretta D. McKenzie)


      /s/ Ann D. McLaughlin
      -------------------------             Director
         (Ann D. McLaughlin)


      /s/ Peter F. O'Malley
      -------------------------             Director
         (Peter F. O'Malley)


      /s/  Louis A. Simpson
      -------------------------             Director
          (Louis A. Simpson)


      /s/  A. T. Young
      -------------------------             Director
          (A. Thomas Young)


                                                            April 1, 1996



Exhibit 11         Computations of Earnings Per Common Share <F1>
- ----------         ------------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for each of the years 1995, 1994 and 1993:



                                                     1995              1994              1993
                                                 ------------      ------------      ------------
Average shares outstanding for
  computation of primary earnings
  per common share                                118,412,478       118,005,847       115,639,668
                                                 ============      ============      ============

Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                      118,412,478       118,005,847       115,639,668

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                                38,255            48,110            51,967

    Conversion of 7% Convertible
      Debentures                                    2,469,639         2,531,244         2,546,858

    Conversion of 5% Convertible
      Debentures                                    3,392,500         3,392,500         3,392,500
                                                 ------------      ------------      ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                       124,312,872       123,977,701       121,630,993
                                                 ============      ============      ============


Earnings applicable to common stock               $77,540,000      $210,725,000      $225,324,000


Add:  Dividends paid or accrued on
        Convertible Preferred Stock                    16,000            20,000            22,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                        6,475,000         6,537,000         6,548,000
                                                 ------------      ------------      ------------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                                      $84,031,000      $217,282,000      $231,894,000
                                                 ============      ============      ============

Primary earnings per common share                       $0.65             $1.79             $1.95

Fully diluted earnings per common share                 $0.68             $1.75             $1.91

<F1>This calculation is submitted in accordance with Regulation S-K item 601 (b)
    (11)  although it is contrary to paragraph 40 of APB No. 15 because it produces an antidilutive result for 1995.  In addition, the valuation is not required by footnote 2 to paragraph 14 of APB No. 15 for 1994 and 1993 because it results in dilution of less than 3%.



Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1995 through 1991 on the basis of parent company operations only, are as follows.








                                                            For The Year Ended December 31,
                                              ---------------------------------------------------------

                                                 1995        1994        1993        1992        1991
                                              ---------   ---------   ---------   ---------   ---------
                                                                (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $218,788    $208,074    $216,478    $172,599    $186,813
Taxes based on income                           129,439     116,648     107,223      76,965      80,988
                                              ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          348,227     324,722     323,701     249,564     267,801
                                              ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              146,558     139,210     141,393     138,097     138,512
  Interest factor in rentals                     23,431       6,300       5,859       6,140       5,690
                                              ---------   ---------   ---------   ---------   ---------

Total fixed charges                             169,989     145,510     147,252     144,237     144,202
                                              ---------   ---------   ---------   ---------   ---------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $518,216    $470,232    $470,953    $393,801    $412,003
                                              =========   =========   =========   =========   =========

Coverage of fixed charges                          3.05        3.23        3.20        2.73        2.86
                                                   ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,851     $16,437     $16,255     $14,392     $12,298
                                              ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.59        1.56        1.50        1.45        1.43
                                              ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $26,793     $25,642     $24,383     $20,868     $17,586
                                              ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $196,782    $171,152    $171,635    $165,105    $161,788
                                              =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                          2.63        2.75        2.74        2.39        2.55
                                                   ====        ====        ====        ====        ====




Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1995 through 1991 on a fully consolidated basis are as follows.








                                                            For The Year Ended December 31,
                                              ---------------------------------------------------------

                                                 1995        1994        1993        1992        1991
                                              ---------   ---------   ---------   ---------   ---------
                                                                (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                          $94,391    $227,162    $241,579    $200,760    $210,164
Taxes based on income                            43,731      93,953      62,145      79,481      80,737
                                              ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          138,122     321,115     303,724     280,241     290,901
                                              ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              238,724     224,514     221,312     226,453     225,323
  Interest factor in rentals                     26,685       9,938       9,257       6,599       6,080
                                              ---------   ---------   ---------   ---------   ---------

Total fixed charges                             265,409     234,452     230,569     233,052     231,403
                                              ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest         (529)       (521)     (2,059)     (2,200)     (6,542)
                                              ---------   ---------   ---------   ---------   ---------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $403,002    $555,046    $532,234    $511,093    $515,762
                                               ========    ========    ========    ========    ========

Coverage of fixed charges                          1.52        2.37        2.31        2.19        2.23
                                                   ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,851     $16,437     $16,255     $14,392     $12,298
                                              ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.46        1.41        1.26        1.40        1.38
                                              ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $24,602     $23,176     $20,481     $20,149     $16,971
                                              ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $290,011    $257,628    $251,050    $253,201    $248,374
                                               ========    ========    ========    ========    ========
Coverage of combined fixed charges
  and preferred dividends                          1.39        2.15        2.12        2.02        2.08
                                                   ====        ====        ====        ====        ====



Exhibit 21      Subsidiaries of the Registrant
- ----------      ------------------------------

      The Company has two wholly owned nonutility subsidiary companies, Potomac Capital Investment Corporation and PEPCO Enterprises, Inc., (PEI) both of which were incorporated in Delaware in 1983. Subsidiaries of PEI have entered into the joint venture, new energy services and construction activities discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."













Exhibit 23      Consent of Independent Accountants
- ----------      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) and to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Numbers 33-58810 and 33-61379) of Potomac Electric Power Company and to the incorporation by reference in the Joint Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (Number 33-64799) of Constellation Energy Corporation of our report dated January 19, 1996 appearing in the Annual Report to shareholders which is also incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Consolidated Financial Statement Schedule, which appears under Item 14(a) of this Form 10-K.





/s/ Price Waterhouse LLP
Washington, D.C.
April 1, 1996





Report of Independent Accountants on Consolidated
- -------------------------------------------------
Financial Statement Schedule
- ----------------------------


January 19, 1996


To the Board of Directors of
Potomac Electric Power Company


Our audits of the consolidated financial statements referred to in our report dated January 19, 1996 appearing in the 1995 Annual Report to shareholders of Potomac Electric Power Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








/s/ Price Waterhouse LLP
Washington, D.C.







