Form 10-Q
period 1996-06-30
POTOMAC ELECTRIC POWER CO
filed 1996-07-26
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                June 30, 1996
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at June 30, 1996
- ----------------------------      ----------------------------
Common Stock, $1 par value                 118,496,701
                        TABLE OF CONTENTS


PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
      (2) Income Taxes.......................................  9
      (3) Capitalization..................................... 12
      (4) Fair Value of Financial Instruments................ 14
      (5) Marketable Securities.............................. 16
      (6) Commitments and Contingencies...................... 18
    Report of Independent Accountants on Review of Interim
      Financial Information.................................. 23

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Proposed Merger Update................................. 24
      Results of Operations.................................. 25
      Capital Resources and Liquidity........................ 28
    Nonutility Subsidiary
      Results of Operations.................................. 28
      Capital Resources and Liquidity........................ 31

PART II - Other Information

  Item 1 - Legal Proceedings................................. 32
  Item 5 - Other Information
    Other Financing Arrangements............................. 32
    Base Rate Proceedings.................................... 32
    Restructuring of the Bulk Power Market................... 35
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 36
    Selected Nonutility Subsidiary Financial Information..... 39
    Statistical Data......................................... 41
  Item 6 - Exhibits and Reports on Form 8-K.................. 42
  Signatures................................................. 43
  Computation of Earnings Per Common Share................... 44
  Computation of Ratios - Parent Company Only................ 45
  Computation of Ratios - Fully Consolidated................. 46
  Independent Accountants Awareness Letter................... 47




                              1

Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
- ------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and Retained Income
                                                           (Unaudited)
                                     -------------------------------------------------------


                                                      Three Months Ended        Six Months Ended         Twelve Months Ended
                                                           June 30,                 June 30,                   June 30,
                                                     --------------------     --------------------     ----------------------
                                                        1996       1995          1996       1995           1996        1995
                                                     ---------  ---------     ---------  ---------     ---------- -----------
                                                                             (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 461,002  $ 438,842     $ 843,578  $ 800,013     $1,857,355  $1,753,550
  Other electric revenue                                 1,703      1,613         4,399      3,875          9,166       7,597
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operating Revenue                            462,705    440,455       847,977    803,888      1,866,521   1,761,147
  Interchange deliveries                                39,075      4,904        90,396      6,380        137,686      11,700
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Revenue                                      501,780    445,359       938,373    810,268      2,004,207   1,772,847
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Operating Expenses
  Fuel                                                  74,805     69,630       167,518    153,171        369,801     328,910
  Purchased energy                                      79,195     45,390       160,497     88,029        266,059     189,514
  Capacity purchase payments                            32,583     32,085        64,861     64,546        126,085     127,970
  Other operation                                       56,263     53,198       111,982    111,434        224,577     218,495
  Maintenance                                           21,267     21,046        42,694     43,873         91,680      90,949
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operation and Maintenance                    264,113    221,349       547,552    461,053      1,078,202     955,838
  Depreciation and amortization                         54,675     48,433       110,076     96,093        219,474     190,590
  Income taxes                                          37,808     34,815        45,979     34,394        140,044     110,056
  Other taxes                                           49,841     49,523        95,396     96,671        201,433     204,162
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Operating Expenses                           406,437    354,120       799,003    688,211      1,639,153   1,460,646
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Operating Income                                        95,343     91,239       139,370    122,057        365,054     312,201
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Other Income (Loss)
  Nonutility Subsidiary
    Income                                              31,783     32,666        49,096     66,551        117,038     146,506
    Loss on assets held for disposal                         -   (170,078)            -   (170,078)             -    (170,078)
    Expenses, including interest
      and income taxes                                 (22,736)    21,913       (37,581)   (16,346)      (110,046)    (79,554)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
      Net earnings (loss) from nonutility
        subsidiary                                       9,047   (115,499)       11,515   (119,873)         6,992    (103,126)
  Allowance for other funds used during
    construction and capital cost recovery factor        1,660      1,488         3,397      2,895          6,657       7,752
  Other, net                                             1,613        622         3,368      1,716          2,334       4,307
                                                     ---------  ---------     ---------  ---------     ----------  ----------
    Total Other Income (Loss)                           12,320   (113,389)       18,280   (115,262)        15,983     (91,067)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Income (Loss) Before Utility Interest Charges          107,663    (22,150)      157,650      6,795        381,037     221,134
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        33,291     32,353        66,725     64,659        133,687     129,222
  Other                                                  4,102      5,146         7,889      8,445         14,382      14,591
  Allowance for borrowed funds used during
    construction and capital cost recovery factor       (1,983)    (2,811)       (3,951)    (5,499)        (9,220)    (10,325)
                                                     ---------  ---------     ---------  ---------     ----------  ----------
      Net Utility Interest Charges                      35,410     34,688        70,663     67,605        138,849     133,488
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Net Income (Loss)                                       72,253    (56,838)       86,987    (60,810)       242,188      87,646
Dividends on Preferred Stock                             4,137      4,234         8,297      8,475         16,673      16,697
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Earnings (Loss) for Common Stock                        68,116    (61,072)       78,690    (69,285)       225,515      70,949

Retained Income at Beginning of Period                 695,521    785,792       742,296    830,524        689,475     800,385
Dividends on Common Stock                              (49,153)   (49,118)      (98,305)   (98,164)      (196,610)   (196,116)
Subsidiary Marketable Securities Net
  Unrealized (Loss) Gain, Net of Tax                    (2,758)    13,873       (10,955)    26,400         (6,654)     14,257
                                                     ---------  ---------     ---------  ---------     ----------  ----------
Retained Income at End of Period                     $ 711,726  $ 689,475     $ 711,726  $ 689,475     $  711,726  $  689,475
                                                     =========  =========     =========  =========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,496    118,415       118,496    118,333        118,493     118,215
Earnings (Loss) Per Common Share                         $0.57     ($0.52)        $0.66     ($0.59)         $1.90       $0.60
Cash Dividends Per Common Share                         $0.415     $0.415         $0.83      $0.83          $1.66       $1.66
Book Value Per Share                                                                                       $15.53      $15.35







                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                      (Unaudited at June 30, 1996 and 1995)
                                   ------------------------------------------


                                                                  June 30,        December 31,       June 30,
                  ASSETS                                            1996              1995             1995
                  ------                                        -------------    -------------     -------------
                                                                             (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   6,141,899    $   6,041,203     $   5,921,848
  Construction work in progress                                        69,035           93,047           118,233
  Electric plant held for future use                                    4,115            4,082             4,041
  Nonoperating property                                                22,771           22,771            22,629
                                                                -------------    -------------     -------------
                                                                    6,237,820        6,161,103         6,066,751
  Accumulated depreciation                                         (1,829,828)      (1,760,792)       (1,687,219)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,407,992        4,400,311         4,379,532
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                             6,312            5,844            20,182
  Customer accounts receivable, less allowance
    for uncollectible accounts of $1,443, $1,669
    and $1,950                                                        163,924          137,456           138,591
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     37,015           36,765            29,705
  Accrued unbilled revenue                                            121,915           73,622           112,459
  Prepaid taxes                                                         3,427           36,255             2,833
  Other prepaid expenses                                               11,535            7,562             9,783
  Material and supplies - at average cost
    Fuel and emission allowances                                       80,254           63,203            67,207
    Construction and maintenance                                       69,852           70,497            73,904
                                                                -------------    -------------     -------------
      Total Current Assets                                            494,234          431,204           454,664
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  239,806          244,181           241,376
  Conservation costs, net                                             234,869          230,412           211,246
  Unamortized debt reacquisition costs                                 56,956           58,360            55,430
  Other                                                               118,899          138,619           120,109
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          650,530          671,572           628,161
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                                 -            1,594            14,107
  Marketable securities                                               409,194          530,323           514,159
  Investment in finance leases                                        477,813          438,795           336,994
  Operating lease equipment, net of accumulated
    depreciation of $99,257, $79,275 and $60,643                      252,197          272,947           241,481
  Assets held for disposal                                             20,200          104,370           104,370
  Receivables, less allowance for uncollectible
    accounts of $6,000, $6,000 and $5,000                              77,631           74,957            75,698
  Other investments                                                   187,201          176,418           189,677
  Other assets                                                         15,599           15,659            17,354
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,439,835        1,615,063         1,493,840
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,992,591    $   7,118,150     $   6,956,197
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization
  Common stock                                                  $     118,497    $     118,495     $     118,486
  Other common equity                                               1,722,167        1,752,817         1,700,068
  Serial preferred stock                                              125,307          125,325           125,401
  Redeemable serial preferred stock                                   142,500          143,485           143,485
  Long-term debt                                                    1,718,361        1,817,077         1,703,370
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,826,832        3,957,199         3,790,810
                                                                -------------    -------------     -------------
Other Non-Current Liabilities
  Capital lease obligations                                           164,113          165,235           166,304
                                                                -------------    -------------     -------------
      Total Other Non-Current Liabilities                             164,113          165,235           166,304
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                    100,985           26,280            65,000
  Short-term debt                                                     327,515          258,465           354,000
  Accounts payable and accrued expenses                               188,622          162,039           162,229
  Capital lease obligations due within one year                        20,772           20,772            20,772
  Other                                                                82,675           86,034           108,935
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       720,569          553,590           710,936
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        907,032          892,544           863,302
  Investment tax credits                                               62,782           64,607            66,432
  Other                                                                37,026           35,089            31,430
                                                                -------------    -------------     -------------
      Total Deferred Credits                                        1,006,840          992,240           961,164
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                      978,911        1,047,484         1,038,053
  Short-term notes payable                                            159,330          223,350           136,000
  Deferred taxes and other                                            135,996          179,052           152,930
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,274,237        1,449,886         1,326,983
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,992,591    $   7,118,150     $   6,956,197
                                                                =============    =============     =============
                                                     3


                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Six Months Ended         Twelve Months Ended
                                                                            June 30,                  June 30,
                                                                     -----------------------   -----------------------
                                                                       1996          1995        1996          1995
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $  75,472     $  59,063   $ 235,196     $ 190,772
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      110,076        96,093     219,474       190,590
    Deferred income taxes and investment tax credits                    11,492        19,758      43,508        43,695
    Allowance for funds used during construction
      and capital cost recovery factor                                  (7,348)       (8,394)    (15,877)      (18,077)
    Changes in materials and supplies                                  (16,406)        5,007      (8,995)       (6,657)
    Changes in accounts receivable and accrued unbilled revenue        (75,011)      (48,733)    (42,099)       22,850
    Changes in accounts payable                                         15,675       (18,919)     20,175        (5,738)
    Changes in other current assets and liabilities                     41,222        37,265       2,472        (9,601)
    Changes in deferred conservation costs                             (26,965)      (62,095)    (69,667)     (118,647)
    Net other operating activities                                      (6,856)      (16,710)    (35,808)      (12,995)
  Nonutility subsidiary:
    Net earnings (loss)                                                 11,515      (119,873)      6,992      (103,126)
    Deferred income taxes                                              (36,287)      (70,702)    (15,282)      (48,769)
    Loss on assets held for disposal                                         -       170,078           -       170,078
    Changes in other assets and net other operating activities          46,803        50,824      76,066        51,517
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                     143,382        92,662     416,155       345,892
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                               (91,932)     (119,887)   (202,721)     (266,483)
  Allowance for funds used during construction
    and capital cost recovery factor                                     7,348         8,394      15,877        18,077
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                               (84,584)     (111,493)   (186,844)     (248,406)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (11,252)      (11,321)    (35,152)      (25,827)
    Proceeds from sale or redemption of marketable securities          117,242        15,450     129,638        36,791
    Investment in leased equipment                                      (3,056)       (7,360)   (150,462)      (76,457)
    Proceeds from sale or disposition of leased equipment                3,658             -       3,658             -
    Proceeds from assets held for disposal                              29,354             -      29,354             -
    Proceeds from sale of assets                                           285             -       6,251             -
    Purchase of other investments                                       (1,996)       (2,563)     (3,251)       (4,161)
    Proceeds from sale or distribution of other investments              1,604        14,899       2,319        28,475
    Investment in promissory notes                                      (4,388)            -      (8,922)         (542)
    Proceeds from promissory notes                                       7,643         3,541      12,079         6,266
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used by) Investing Activities                            54,510       (98,847)   (201,332)     (283,861)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (98,305)      (98,164)   (196,610)     (196,116)
  Dividends on preferred stock                                          (8,297)       (8,475)    (16,673)      (16,697)
  Issuance of common stock                                                   -         4,580           -         8,330
  Redemption of preferred stock                                              -           (78)          -        (1,668)
  Issuance of long-term debt                                                 -        15,840     172,754        15,840
  Reacquisition and retirement of long-term debt                       (26,300)      (17,548)   (126,217)      (34,603)
  Proceeds from sale and leaseback of control center system                  -             -           -       152,000
  Short-term debt, net                                                  69,050       164,400     (26,485)       61,175
  Other financing activities                                            (2,573)      (12,427)    (13,757)      (22,089)
  Nonutility subsidiary:
    Issuance of long-term debt                                          78,000        75,000     185,000       151,750
    Repayment of long-term debt                                       (146,573)     (177,452)   (244,142)     (266,297)
    Short-term debt, net                                               (64,020)       87,600      23,330       108,150
                                                                     ---------     ---------   ---------     ---------
Net Cash (Used By) From Financing Activities                          (199,018)       33,276    (242,800)      (40,225)
                                                                     ---------     ---------   ---------     ---------
Net (Decrease) Increase in Cash and Cash Equivalents                    (1,126)       27,091     (27,977)       21,806
Cash and Cash Equivalents at Beginning of Period                         7,438         7,198      34,289        12,483
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $   6,312     $  34,289   $   6,312     $  34,289
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $43,682, $46,672, $96,982 and $90,024)               $ 111,887     $ 109,303   $ 230,954     $ 215,059
  Income taxes                                                       $   2,559     $   2,665   $  44,594     $  49,289

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

     Effective April 30, 1996, the Company reorganized its nonutility subsidiaries whereby PEPCO Enterprises, Inc. (PEI) became a subsidiary of Potomac Capital Investment Corporation
(PCI), the Company's wholly owned subsidiary, which was formed in 1983 to provide a permanent vehicle for the conduct of the Company's ongoing nonutility investment programs. PCI's principal investments have been in aircraft and power generation equipment, equipment leasing and marketable securities, primarily preferred stock with mandatory redemption features. PCI is also involved with activities, through PEI, which provide utility related, telecommunication and energy services. In addition, PCI has investments in real estate properties in the Washington, D.C. metropolitan area.

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

Principles of Consolidation
- ---------------------------

     The consolidated financial statements combine the financial results of the Company and PCI. All material intercompany balances and transactions have been eliminated.

Total Revenue
- -------------

     Revenue is accrued for service rendered but unbilled as of the end of each month. The Company includes in revenue the amounts received for sales of energy, and resales of purchased energy, to other utilities and to power marketers. Amounts received for such interchange deliveries are a component of the Company's fuel rates.

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

     In the District of Columbia, pre-July 1993 conservation costs receive rate base treatment. Conservation expenditures for the period July 1993 to December 1994 are recovered through a surcharge mechanism which initially became effective July 11, 1995, and which is scheduled to be updated annually on June 1 to recover 1995 and subsequent conservation expenditures, including a capital cost recovery factor (CCRF), which is a mechanism that enables the Company to earn a return on certain costs, principally unamortized demand side management (DSM) costs not in rate base. A procedure has been established to consider lost revenue without the need for base rate proceedings. In Maryland, conservation costs are recovered through a surcharge rate which reflects amortization of program costs, including costs in the year during which the surcharge commences, a CCRF, incentives, applicable taxes and estimated lost revenue. The surcharge is established annually in a collaborative process with the recovery of lost revenue subject to an earnings test performed on a quarterly basis.

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

Conservation
- ------------

     In general, the Company accounts for conservation expenditures in connection with its DSM program as a deferred charge, and amortizes the costs over five years in Maryland and 10 years in the District of Columbia. At June 30, 1996, unamortized conservation costs totaled $100.9 million in Maryland and $134 million in the District of Columbia.

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

     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 7.3%, compounded semi-annually, for the six months ended June 30, 1996, and approximately 7.9% in 1995 and 7.6% in 1994, compounded semi-annually.

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

(2) INCOME TAXES
- ----------------
Provision for Income Taxes
- --------------------------



                                                              Three Months Ended       Six Months Ended         Twelve Months Ended
                                                                   June 30,               June 30,                   June 30,
                                                             --------------------   -----------------------    ---------------------
                                                                1996       1995        1996         1995          1996        1995
                                                             ---------  ---------   ----------   ----------    ---------   ---------
                                                                                    (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $ 23,234   $ 24,347    $  31,753    $  12,950     $ 87,294    $ 58,767
  State and local                                               3,569      2,881        4,346        1,429       12,090       7,707
                                                             --------   --------    ---------    ---------     --------    --------
Total utility current tax expense                              26,803     27,228       36,099       14,379       99,384      66,474
                                                             --------   --------    ---------    ---------     --------    --------
Utility deferred tax expense
  Federal                                                      11,208      6,966       11,487       18,435       41,391      41,176
  State and local                                               1,202      1,564        1,830        3,147        5,767       6,168
  Investment tax credits                                         (913)      (912)      (1,825)      (1,824)      (3,650)     (3,649)
                                                             --------   --------    ---------    ---------     --------    --------
Total utility deferred tax expense                             11,497      7,618       11,492       19,758       43,508      43,695
                                                             --------   --------    ---------    ---------     --------    --------

Total utility income tax expense                               38,300     34,846       47,591       34,137      142,892     110,169
                                                             --------   --------    ---------    ---------     --------    --------

Nonutility subsidiary current tax expense
  Federal                                                      (5,005)    (4,705)      (9,039)      (7,940)     (36,691)    (33,569)
                                                             --------   --------    ---------    ---------     --------    --------

Nonutility subsidiary deferred tax expense
  Federal                                                      (1,561)   (63,607)     (36,289)     (66,661)     (19,744)    (45,224)
  State and local                                                   -          -            -            -            -         731
                                                             --------   --------    ---------    ---------     --------    --------
Total nonutility subsidiary deferred tax expense               (1,561)   (63,607)     (36,289)     (66,661)     (19,744)    (44,493)
                                                             --------   --------    ---------    ---------     --------    --------

Total nonutility subsidiary income tax expense                 (6,566)   (68,312)     (45,328)     (74,601)     (56,435)    (78,062)
                                                             --------   --------    ---------    ---------     --------    --------

Total consolidated income tax expense                          31,734    (33,466)       2,263      (40,464)      86,457      32,107
Income taxes included in other income                          (6,074)   (68,281)     (43,716)     (74,858)     (53,587)    (77,949)
                                                             --------   --------    ---------    ---------     --------    --------
Income taxes included in utility operating expenses          $ 37,808   $ 34,815    $  45,979    $  34,394     $140,044    $110,056
                                                             ========   ========    =========    =========     ========    ========



Reconciliation of Consolidated Income Tax Expense
- -------------------------------------------------



                                                              Three Months Ended       Six Months Ended         Twelve Months Ended
                                                                   June 30,                June 30,                   June 30,
                                                             --------------------   -----------------------    ---------------------
                                                                1996       1995        1996         1995          1996        1995
                                                             ---------   --------   ---------    ----------    ---------   ---------
                                                                                    (Thousands of Dollars)
Income (loss) before income taxes                            $103,987   $(90,304)   $  89,250    $(101,274)    $328,645    $119,753
                                                             ========   ========    =========    =========     ========    ========

Utility income tax at federal
  statutory rate                                             $ 35,527     32,727    $  43,072    $  32,620     $132,331    $105,329
    Increases (decreases) resulting from
      Depreciation                                              2,543      2,249        5,085        4,497        9,761       8,770
      Removal costs                                            (1,170)    (1,668)      (1,478)      (2,899)      (5,783)     (4,655)
      Allowance for funds used during
        construction                                              146        162          280          327          548        (346)
      Other                                                      (934)      (602)      (1,475)      (1,640)      (1,449)     (3,991)
      State income taxes, net of federal effect                 3,101      2,890        3,932        3,056       11,524       9,100
      Tax credits                                                (913)      (912)      (1,825)      (1,824)      (4,040)     (4,038)
                                                             --------   --------    ---------    ---------     --------    --------
Total utility income tax expense                               38,300     34,846       47,591       34,137      142,892     110,169
                                                             --------   --------    ---------    ---------     --------    --------

Nonutility subsidiary income tax at federal
  statutory rate                                                  868    (64,334)     (11,835)     (68,066)     (17,305)    (63,416)
    Increases (decreases) resulting from
      Dividends received deduction                             (4,408)    (2,112)      (6,044)      (4,313)     (10,255)     (8,651)
      Reversal of previously accrued deferred taxes            (5,193)         -      (28,699)           -      (28,699)     (1,659)
      Other                                                     2,167     (1,866)       1,250       (2,222)        (176)     (5,067)
      State income taxes, net of federal effect                     -          -            -            -            -         731
                                                             --------   --------    ---------    ---------     --------    --------
Total nonutility subsidiary income tax expense                 (6,566)   (68,312)     (45,328)     (74,601)     (56,435)    (78,062)
                                                             --------   --------    ---------    ---------     --------    --------

Total consolidated income tax expense                          31,734    (33,466)       2,263      (40,464)      86,457      32,107
Income taxes included in other income                          (6,074)   (68,281)     (43,716)     (74,858)     (53,587)    (77,949)
                                                             --------   --------    ---------    ---------     --------    --------
Income taxes included in utility operating expenses          $ 37,808   $ 34,815    $  45,979    $  34,394     $140,044    $110,056
                                                             ========   ========    =========    =========     ========    ========



Components of Consolidated Deferred Tax Liabilities (Assets)
- ------------------------------------------------------------




                                                              June 30,   Dec. 31,    June 30,
                                                                1996       1995        1995
                                                             ---------  ---------   ----------
                                                                  (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $794,312   $773,323    $ 745,417
  Rapid amortization of certified pollution
    control facilities                                         26,068     26,640       28,252
  Deferred taxes on amounts to be collected
    through future rates                                       90,790     92,472       91,409
  Property taxes                                               12,132     11,808       11,407
  Deferred fuel                                               (12,954)    (7,154)      (4,338)
  Prepayment premium on debt retirement                        21,543     22,080       20,970
  Deferred investment tax credit                              (23,769)   (24,464)     (25,155)
  Contributions in aid of construction                        (27,551)   (27,206)     (25,272)
  Contributions to pension plan                                11,803     10,859            -
  Other                                                        20,050     25,124       24,146
                                                             --------   --------    ---------
Total utility deferred tax liabilities (net)                  912,424    903,482      866,836
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                       5,392     10,938        3,534
                                                             --------   --------    ---------
Total utility deferred tax liabilities (net) - non-current   $907,032   $892,544    $ 863,302
                                                             ========   ========    =========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $161,744   $149,103    $ 133,326
  Operating leases                                             31,682     66,802       22,256
  Reversal of previously accrued taxes related
    to partnerships                                            (9,570)   (11,593)     (16,152)
  Alternative minimum tax                                     (88,664)   (84,512)     (81,730)
  Other                                                       (34,417)   (16,840)      21,940
                                                             --------   --------    ---------
Total nonutility subsidiary deferred tax liabilities
  (net), (included in Deferred taxes and other)              $ 60,775   $102,960    $  79,640
                                                             ========   ========    =========



(3)  CAPITALIZATION
     --------------

Common Equity
- -------------

     At June 30, 1996, 118,496,701 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of June 30, 1996, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,771,633 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively. Under the Stock Option Agreement with Baltimore Gas and Electric Company, 23,579,900 shares could become issuable, contingent upon specific events associated with termination of the Merger Agreement. (See Note 6 - Commitments and Contingencies for additional information.)

Serial Preferred, Redeemable Serial Preferred and Preference
- ------------------------------------------------------------
   Stock and Long-Term Debt
   ------------------------

     At June 30, 1996, the Company had outstanding 5,375,838 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,126,222 shares is authorized. At June 30, 1996, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.4 million and $10.2 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series
(6,142 shares outstanding at June 30, 1996) is convertible into Common Stock at $8.51 per share.

     At June 30, 1996, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.14% ($2.07) for the period June 1, 1996, through August 31, 1996. For the period March 1, 1996, through May 31, 1996, the annual dividend rate was 3.99% ($1.995). The average rate at which dividends were paid during the 12 months ended June 30, 1996, was 4.29% ($2.14).



     At June 30, 1996, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001; one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002; and 869,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption, beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 2000 with respect to the three series of Redeemable Serial Preferred Stock are $1 million in 1997 and $1.5 million annually thereafter.

     The Company's Long-Term Debt at June 30, 1996, is summarized below:

                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,341,800
          Convertible Debentures                     180,447
          Notes Payable                              325,000
          Net Unamortized Discount                   (28,886)
          Current Portion                           (100,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,718,361
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $  978,911
                                                  ==========

     At June 30, 1996, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $126.2 million; and the aggregate amounts of long-term debt maturities are $150 million in 1997, $50 million in 1998, $45 million in 1999 and $100 million in 2000. At June 30, 1996, long-term debt due within one year consisted of $100 million of 6.66% - 6.73% Medium-Term Notes.

Nonutility Subsidiary Long-Term Debt
- ------------------------------------

     Long-term debt at June 30, 1996, consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between 1996 and 2003. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.29% at June 30, 1996, 7.66% at December 31, 1995, and 7.71% at June 30, 1995. Annual aggregate principal repayments on these borrowings are $87.3 million in 1996, $194.5 million in 1997, $301.3 million in 1998, $140.5 million in 1999, $95 million in 2000 and $97.5 million thereafter. Also included in long-term debt is $62.8 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.


(4) Fair Value of Financial Instruments
- ---------------------------------------

The estimated fair values of the Company's financial instruments at June 30, 1996, December 31, 1995, and June 30, 1995, are shown below.



                                         June 30,                    December 31,                    June 30,
                                           1996                          1995                          1995
                                --------------------------     -------------------------     -------------------------
                                  Carrying        Fair          Carrying        Fair          Carrying        Fair
                                   Amount         Value          Amount         Value          Amount         Value
                                -----------     ----------     ----------     ----------     ----------     ----------
                                                                (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,307        110,157        125,325        114,590        125,401        111,297
                                ==========      =========      =========      =========      =========      =========
    Redeemable serial
      preferred stock           $  142,500        143,496        143,485        145,046        143,485        139,796
                                ==========      =========      =========      =========      =========      =========
    Long-term debt
      First Mortgage Bonds      $1,326,975      1,291,083      1,326,560      1,385,609      1,212,289      1,203,599
      Medium-Term Notes         $  223,152        216,888        323,007        336,351        322,860        326,886
      Convertible Debentures    $  168,234        170,092        167,510        174,054        168,221        164,667
                                ----------      ---------      ---------      ---------      ---------      ---------
        Total long-term debt    $1,718,361      1,678,063      1,817,077      1,896,014      1,703,370      1,695,152
                                ==========      =========      =========      =========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  409,194        409,194        530,323        530,323        514,159        514,159
                                ==========      =========      =========      =========      =========      =========
    Notes receivable            $   64,298         62,168         62,175         63,184         61,188         59,380
                                ==========      =========      =========      =========      =========      =========
  Liabilities
    Long-term debt              $  978,911        993,426      1,047,484      1,071,354      1,038,053      1,041,401
                                ==========      =========      =========      =========      =========      =========



     The methods and assumptions below were used to estimate, at June 30, 1996, December 31, 1995, and June 30, 1995, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

     The fair value of the Company's long-term debt, which includes First Mortgage Bonds, Medium-Term Notes and Convertible Debentures, excluding amounts due within one year, was based on the current market price, or for issues with no market price available, was based on discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

     The fair value of the Company's Serial Preferred Stock, including Redeemable Serial Preferred Stock, excluding amounts due within one year, was based on quoted market prices or discounted cash flows using current rates of preferred stock with similar terms.

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


(5)  MARKETABLE SECURITIES
     ---------------------

     PCI's marketable securities are classified as available-for-sale for financial reporting purposes. Investment grade preferred stocks with mandatory redemption features made up 95% of the portfolio at June 30, 1996. Net unrealized gains and losses are reflected, net of tax, in stockholder's equity. The net unrealized (losses) gains are shown below:

                                 As of June 30, 1996
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  415,550   $  409,194    $     (6,356)
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  415,553   $  409,194    $     (6,359)
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
                        ==========   ==========    ============



                                 As of June 30, 1995
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value        Gain/Loss
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  510,280   $  514,159    $      3,879
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  510,283   $  514,159    $      3,876
                        ==========   ==========    ============

     Included in net unrealized gains and losses are gross unrealized losses of $12.5 million and gross unrealized gains of $6.1 million at June 30, 1996; gross unrealized losses of $6.6 million and gross unrealized gains of $17.1 million at December 31, 1995; and gross unrealized losses of $9 million and gross unrealized gains of $12.9 million at June 30, 1995.

     At June 30, 1996, the contractual maturities for mandatory redeemable preferred stock are $5.9 million within one year, $71.4 million from one to five years, $116.3 million from five to 10 years and $222 million for over 10 years.

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. A summary of realized gains and losses is shown below.

                       Three Months Ended      Six Months Ended
                            June 30,               June 30,
                       ------------------     ------------------
                         1996      1995         1996      1995
                       --------  --------     --------  --------
                                 (Thousands of Dollars)
  Gross realized
    gains              $    244  $    213     $  2,505  $    361
  Gross realized
    losses                 (121)     (196)        (792)     (207)
                       --------  --------     --------  --------
    Net gain           $    123  $     17     $  1,713  $    154
                       ========  ========     ========  ========



(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Proposed Merger
- ---------------

     The Company entered into an Agreement and Plan of Merger with Baltimore Gas and Electric Company (BGE) in September 1995. This Agreement provides for a strategic business combination in which each company will merge into Constellation Energy Corporation (Constellation Energy), a newly formed company to create an integrated, non-holding company structure (the Merger). Each outstanding share of the Company's common stock will be converted into the right to receive .997 of a share of common stock of Constellation Energy and each outstanding share of BGE common stock will be converted into the right to receive one share of Constellation Energy's common stock. This transaction is expected to qualify as a tax-free exchange of shares for the holders of each company's common stock and as a pooling of interests for accounting purposes. Constellation Energy will serve a population of approximately 4.5 million with approximately 1.8 million electric customers and over 530,000 natural gas customers. Preliminary estimates indicate that savings from the combined utility systems will approximate $1.3 billion over 10 years, net of costs to achieve. Approximately two-thirds of the projected savings are expected to result from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs.
The allocation of the net savings between customers and shareholders of the Company will be determined in regulatory proceedings. The development of estimated savings resulting from the Merger was based upon assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company and BGE.
Accordingly, while the Company believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that all such savings will be realized.

     Shareholders of the Company and BGE, at separate special meetings on March 29, 1996, approved the Merger Agreement. The Company and BGE filed a joint Application for Authorization and Approval of the Merger with the FERC on January 11, 1996, and on April 8, 1996, with the Maryland and District of Columbia Public Service Commissions. The Maryland Commission conducted hearings during June 1996 and further hearings are scheduled for September and November 1996. The case is scheduled to be before the



Maryland Commission for decision in December 1996. A prehearing conference was conducted by the District of Columbia Commission in May 1996 and a procedural schedule was published on July 19, 1996. Hearings are scheduled to take place in December 1996 and the case is expected to be before the District of Columbia Commission for decision in January 1997. No further action has been taken by FERC with respect to the filing. Additional approvals are required from the Nuclear Regulatory Commission, the Virginia State Corporation Commission and the Pennsylvania Public Utility Commission. Completion of the approval process is expected to take until the end of the first quarter of 1997.

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

     In December 1995, an extension of the current 1993 Labor Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers was ratified by the Union members. The 1995 Agreement extends the 1993 Agreement, which was due to expire on June 1, 1996, for two years or until the effective date of the Merger with BGE, whichever occurs first. This Agreement provides severance benefits, previously approved by the Company for exempt and non-bargaining unit employees, for all union members and provides for a lump-sum payment of 2% of base pay, which was paid on January 5, 1996, a lump-sum payment of 1% of base pay, which was paid on June 7, 1996, and a lump-sum payment of 3% of base pay on June 6, 1997, or the effective date of the Merger, whichever occurs first.



Environmental Contingencies
- ---------------------------

     As discussed in the 1995 Form 10-K and the March 31, 1996 Form 10-Q, the Company received notice in December 1995 from the U.S. Environmental Protection Agency (EPA) that it is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

     As discussed in the 1995 Form 10-K and the March 31, 1996 Form 10-Q, the Company received notice from the EPA in October 1995 that it, along with several hundred other companies, may be a PRP in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988.
A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is .0042%.
The EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     As also discussed in the 1995 Form 10-K and the March 31, 1996 Form 10-Q, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by the EPA, including legal fees, are currently estimated to be $7.5 million. The Company has paid $.9 million as of June 30, 1996. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. In July 1995, the EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. The EPA's estimate of the costs associated with implementation of the plan is approximately $17 million.
The Company cannot predict whether the EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

     As also discussed in the 1995 Form 10-K and the March 31, 1996 Form 10-Q, during 1993 the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately fifty (50) individual suits have been filed against the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. In 1995 and 1996, approximately four hundred (400) of the individual plaintiffs have dismissed their claims against the Company. No payments were made by the Company in connection with the dismissals.
While the aggregate amount specified in the remaining suits would exceed $400 million, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

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



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at June 30, 1996 and 1995, and the related consolidated statements of earnings and retained income for the three, six and twelve month periods then ended and the consolidated statements of cash flows for the six and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
July 26, 1996



Part I  FINANCIAL INFORMATION
- ------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
- ------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
- -------

PROPOSED MERGER UPDATE
- ----------------------

     Shareholders of the Company and BGE, at separate special meetings during March 1996, approved the Merger to form Constellation Energy Corporation (Constellation Energy). The Company and BGE filed a joint Application for Authorization and Approval of the Merger with the FERC on January 11, 1996, and on April 8, 1996, with the Maryland and District of Columbia Public Service Commissions. The Maryland Commission conducted hearings during June 1996 and further hearings are scheduled for September and November 1996. The case is scheduled to be before the Maryland Commission for decision in December 1996. A prehearing conference was conducted by the District of Columbia Commission in May 1996 and a procedural schedule was published on July 19, 1996. Hearings are scheduled to take place in December 1996 and the case is expected to be before the District of Columbia Commission for decision in January 1997. No further action has been taken by FERC with respect to the filing.

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


     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for additional information.

RESULTS OF OPERATIONS
- ---------------------

TOTAL REVENUE

     Total revenue increased for the three, six and twelve months ended June 30, 1996, as compared to the corresponding periods in 1995. The increase in revenue from sales of electricity for the three, six and twelve months ended June 30, 1996, was primarily due to increases in kilowatt-hour sales of 4.3%, 5.8% and 6.4% over the corresponding periods in 1995, the effect of the July 1995 base rate increase in the District of Columbia and the effect of the July 1995 increase in the Demand Side Management
(DSM) surcharge tariff rate in Maryland. An incentive provision of $8.7 million was recorded in June 1995 for achieving specific 1994 energy conservation goals. The Company is presently updating its calculation of the Maryland DSM surcharge tariff rate which includes the incentive provision awarded for achieving specific 1995 goals. The incentive provision is expected to approximate the $8.7 million awarded in 1995. Approval of the updated surcharge tariff is expected in the third quarter of 1996 and will be reflected in revenue when approved. The increase in kilowatt-hour sales for the three, six and twelve months ended June 30, 1996, was attributable to hotter than average weather during the second quarter 1996 as compared to cooler than average weather during the corresponding period in 1995. Cooling degree hours for the quarter were 88% and 31% above the corresponding period in 1995 and the 20-year average, respectively. In addition, kilowatt-hour sales for the six and twelve months were favorably impacted by the blizzard-like conditions during the first quarter of 1996 which brought a record amount of snowfall to the Washington D.C. area.

     The increases in interchange deliveries for the three, six and twelve months ended June 30, 1996, reflect the growth in the number of companies involved in power sales tariff interchange transactions where the Company buys energy from one party for the purpose of selling that energy to a third party. The benefits derived from interchange deliveries are passed through to the Company's customers through a fuel clause.


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


OPERATING EXPENSES

     Fuel and purchased energy increased for the three, six and twelve months ended June 30, 1996, as compared to the corresponding periods ended June 30, 1995. Fuel expense increased for the three, six and twelve months ended June 30, 1996, primarily as a result of increases of 6.9%, 13.8% and 19.9%, respectively, in net generation due to higher customer usage of electricity. The increases in purchased energy for the three, six and twelve months ended June 30, 1996, reflect changes in levels and prices of energy purchased from PJM and other utilities, primarily the purchases related to the power sales tariff interchange transactions.

     The unit fuel costs for the comparative periods ended June
30, were as follows:

                          Three           Six           Twelve
                       Months Ended   Months Ended   Months Ended
                       ------------   ------------   ------------
                       1996    1995   1996    1995   1996    1995
                       ----    ----   ----    ----   ----    ----
System Average
  Fuel Cost per MBTU  $1.78   $1.66  $1.80   $1.74  $1.77   $1.80

     System average unit fuel cost increased for the three and six months ended and decreased for the twelve months ended June 30, 1996, as compared to the corresponding periods in 1995. The increases for the three and six months ended June 30, 1996, were primarily attributable to increased net generation due to increased customer usage of electricity and an increased use of major cycling units which burn higher cost fuel. The decrease in the system average unit fuel cost for the twelve months ended June 30, 1996, was primarily attributable to a decrease in the cost of coal and an increase in the percent of coal contribution to the fuel mix. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.


     For the twelve month periods ended June 30, 1996 and 1995, the Company obtained 86% and 85%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments increased slightly for the three and six months and decreased for the twelve months ended June 30, 1996, as compared to the corresponding periods in 1995. The increases for the three and six months ended June 30, 1996, were primarily attributable to increases in fixed operating and maintenance expense associated with the capacity agreements with Ohio Edison and Allegheny Power System (APS). The decrease for the twelve months ended June 1996, reflects the expiration of a purchase agreement for 147 megawatts of capacity from Pennsylvania Power and Light Company for the one year period June 1994 through May 1995.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three, six and twelve months ended June 30, 1996, as compared to the corresponding periods in 1995. The increases were principally due to increased income taxes due to higher taxable income, increased depreciation and amortization expense due to additional investment in property and plant and amortization of increased amounts of conservation costs associated with the Company's DSM program and the $1.8 million and $.9 million paid on January 5, 1996 and June 7, 1996, respectively, to union members as part of the 1995 Labor Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers. The increases for the six and twelve months ended June 30, 1996, are partially offset by a nonrecurring charge of $7.4 million taken in January 1995 for operating costs associated with the Company's Voluntary Severance Program. The increase in operating expenses other than fuel, purchased energy and capacity purchase payments for the twelve months ended June 30, 1996, also includes rent expense associated with the December 1994 sale and leaseback of the Company's control center system. Bad debt expense, as a percent of revenue, was .4% for the three, six and twelve months ended June 30, 1996, as compared to .3% for the three months ended and .4% for the six and twelve months ended June 30, 1995. At June 30, 1996, accounts receivable included $11.2 million, or 3.5% of outstanding receivables, due from the agencies of the District of Columbia for electric service and maintenance, of which $4.3 million was in arrears. As of July 24, 1996, the District of Columbia accounts receivable balance had been reduced to $10.6 million due to receipt of additional payments. The Company believes that amounts owed by the District of Columbia will be paid and, accordingly, has not established a bad debt reserve for this receivable balance.



CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.2 billion at June 30, 1996, an increase of $76.7 million from the investment at December 31, 1995, and an increase of $171.1 million from the investment at June 30, 1995. Cash invested in property and plant construction, excluding AFUDC and CCRF, amounted to $84.6 million for the six months ended June 30, 1996, and $186.8 million for the twelve months then ended.

     At June 30, 1996, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemptions due within one year, and nonutility subsidiary debt, consisted of 44.9% long-term debt, 3.3% serial preferred stock, 3.7% redeemable serial preferred stock and 48.1% common equity.

     Cash from (used by) utility operations, after dividends, was $14.7 million for the six months ended June 30, 1996, and $135.1 million for the twelve months then ended as compared with $(44.3) million and $63.4 million, respectively, for the same periods ended June 30, 1995.

     Outstanding utility short-term debt totaled $327.5 million at June 30, 1996, an increase of $69.1 million from the $258.5 million outstanding at December 31, 1995, and a decrease of $26.5 million from the $354 million outstanding at June 30, 1995. See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization, for additional information.

NONUTILITY SUBSIDIARY
- ---------------------

RESULTS OF OPERATIONS
- ---------------------

     PCI's earnings for the three, six and twelve months ended June 30, 1996 were $9 million ($.07 per share), $11.5 million ($.10 per share) and $7 million ($.06 per share) compared to net losses of $115.5 million ($.98 per share), $119.9 million ($1.01 per share) and $103.1 million ($.87 per share) for the same periods ending June 30, 1995. PCI's losses in 1995 reflect the implementation of PCI's May 1995 announcement of a plan to exit the aircraft equipment leasing business, resulting in noncash, after-tax charges of $115.2 million ($.98 per share) recorded in the second quarter of 1995. Under the plan, PCI will make no new investments to increase the size of the aircraft portfolio and 13 aircraft were designated for sale over 18 to 24 months from the date the plan was announced. The book values of these aircraft were reduced to their estimated net realizable values of approximately $104 million and no depreciation or routine accrual for repair and maintenance expenditures for these aircraft have been recorded since the plan was adopted. As of June 30, 1996, six of these aircraft have been sold and one has been placed on a long-term lease. This activity, in addition to a first quarter 1996 writedown of $12.3 million ($8 million after-tax), reduced the portfolio of assets held for disposal to $20.2 million as of June 30, 1996.

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

     During the fourth quarter of 1995, as a part of its plan to exit the aircraft equipment leasing business, PCI formed a joint venture with an affiliate of a major institutional investor to assist with the disposition and management of 19 portfolio aircraft. PCI contributed 11 aircraft from its portfolio of aircraft held for disposal, eight additional aircraft under long-term leases, and a portfolio of preferred stocks to the joint venture. All of the assets of the venture are fully consolidated on PCI's financial statements with the outside investor's portion reflected as a minority interest. Two aircraft were sold from the joint venture during the first quarter, and four aircraft were sold during the second quarter. As a result of joint venture operations for the three and six months ended June 30, 1996, PCI's obligation for previously accrued deferred income taxes was reduced, resulting in after-tax earnings of $4.3 million and $25.9 million, respectively, after provision for transaction costs. The excess deferred income taxes were recognized as a reduction of income tax expense. Future operations of the joint venture may result in additional reversal of deferred income taxes.

     As a result of the first quarter 1996 implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", a pre-tax charge of $9.6 million ($6.2 million after-tax) was recorded related to PCI's investment in solar electric generating systems (SEGS) projects, reflecting revised first quarter assumptions relating to the recoverability of the investment. No additional adjustments were required as the result of the implementation of this accounting standard. In addition, PCI recorded a pre-tax charge of $9 million ($5.9 million after-tax) in the first quarter, reflecting current assessments of the net realizable values of real estate and oil and natural gas investments.


     PCI has five 30-megawatt SEGS projects in the Mojave Desert in California. The Company owns 22%, 10%, 19%, 31%, and 25% of SEGS projects III through VII, respectively. The five SEGS power generation projects sell electricity to Southern California Edison Company (Edison) under 30-year Interim Standard Offer No. 4 power purchase agreements which fix the capacity charge for the term of the agreements and fix the energy rate paid by Edison for the first 10 years of the agreements. For the remaining term of the agreements, energy rates are variable, based on Edison's avoided cost of generation. The SEGS projects are scheduled to begin supplying electricity at avoided cost rates at various times beginning in early 1997 through the end of 1998. In conjunction with other project investors, PCI is investigating and pursuing alternatives for these projects, including but not limited to, renegotiating the power purchase agreements and restructuring the associated non-recourse debt. If current avoided cost levels were to continue or the investors are not successful in their pursuit of other alternatives, PCI could experience reduced earnings or incur additional losses associated with these projects. PCI's investment in SEGS at June 30, 1996, was $40.7 million.

     PCI generates income primarily from its leasing activities and securities investments. Income from leasing activity, which includes rental income, gains on asset sales, interest income and fees totaled $23.1 million, $47.1 million and $101.8 million for the three, six and twelve months ended June 30, 1996, respectively, compared to $22.1 million, $45.9 million and $108.8 million for the corresponding periods in 1995. The increase in earnings during the three and six months period ended June 30, 1996 over the same periods in 1995 was primarily due to a third quarter 1995 leveraged lease investment in an Australian base load, coal-fired power plant. The decrease in earnings during the twelve month period ended June 30, 1996 over the same period in 1995 was primarily due to fees earned during the twelve months ended June 30, 1995. PCI's marketable securities portfolio contributed pre-tax income of $7.5 million, $17.5 million and $35.1 million for the three, six and twelve months ended June 30, 1996, respectively, compared to $9.4 million, $18.6 million and $36.5 million for the same periods in 1995. The reductions are primarily the result of the decreased size of the portfolio. Income from securities during the three, six and twelve months ended June 30, 1996 included net realized gains from the sale or call of securities of $.1 million, $1.7 million and $2 million, respectively, compared to $.02 million, $.2 million and $.6 million for the same periods ended June 30, 1995.

     Other income decreased by $17.5 million and $21.1 million for the six and twelve months ended June 30, 1996, respectively, compared to the same periods in 1995. The decreases during the six and twelve month periods were primarily the result of the previously discussed first quarter 1996 writedowns of PCI's investments in SEGS, real estate and oil and natural gas.


     Expenses, before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $29.3 million, $82.9 million and $166.5 million for the three, six and twelve months ended June 30, 1996, respectively, compared to $216.5 million, $261 million and $327.7 million for the same periods in 1995. The decreases are primarily the result of the second quarter 1995 pre-tax writedown of $170.1 million related to the May 1995 plan to exit the aircraft equipment leasing business. Expenses before income taxes also decreased during the three and six months ended June 30, 1996, compared to the same periods ended June 30, 1995, due to lower interest expense resulting from less debt outstanding. Interest expense increased slightly for the twelve month period ended June 30, 1996 over the same twelve month period in 1995 due to an increase in weighted average interest rates for the period. During the second quarter of 1996, responsibility for certain repair and maintenance expenses was assumed by a lessee. Accordingly, PCI reversed $6.5 million of expenses accrued in prior periods.

     PCI had income tax credits of $6.6 million, $45.3 million and $56.4 million for the three, six and twelve months ended June 30, 1996, respectively, compared to income tax credits of $68.3 million, $74.6 million and $78.1 million for the corresponding periods in 1995. The decreases in income tax credits in 1996 from the same periods in 1995 were primarily the result of the pre-tax charge to earnings as a result of PCI's decision to exit the aircraft equipment leasing business.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

     The $409.2 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with liquidity and investment flexibility. During 1996, PCI has reduced its marketable securities portfolio by $121.1 million primarily as the result of calls (approximately $70.7 million) and sales of fixed rate preferred stocks, generating net pre-tax gains of $1.7 million. PCI's fixed rate portfolio is highly sensitive to fluctuations in interest rates. The decision to reduce the size of the preferred stock portfolio was made to lessen the impact of future fluctuations in interest rates, while still maintaining a substantial portfolio for liquidity purposes. The proceeds from the securities activity during 1996 were used to pay down short-term debt. In addition, proceeds from aircraft sales also were used to pay down short-term debt.



     PCI's outstanding short-term debt totaled $159.3 million at June 30, 1996, a decrease of $64 million from the $223.4 million outstanding at December 31, 1995, and an increase of $23.3 million from the $136 million outstanding at June 30, 1995. During the six and twelve months ended June 30, 1996, PCI issued $78 million and $185 million, respectively, in long-term debt, including non-recourse debt. In addition, during the three, six and twelve months ended June 30, 1996, debt repayments totaled $87.8 million, $146.6 million and $244.1 million, respectively. At June 30, 1996, PCI had $316.3 million available under its Medium-Term Note Program and $400 million available under its committed bank credit facility.

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

     The Company's Maryland DSM Surcharge, which provides for the recovery of conservation program costs over a five-year period and includes provisions for the recovery of lost revenue, a CCRF, calculated at 9.46%, on unrecovered program balances and an incentive amount based on achieving prior-year goals was increased effective July 1, 1995. The new rate resulted in an increase in the annual surcharge recovery of approximately $33 million, including the initial amortization of 1995 projected program costs and incentives awarded for exceeding 1994 and 1993 program goals. The Company is presently updating its calculation of the Maryland Demand Side Management surcharge tariff rate, within the established Maryland collaborative process. The incentive provision of the tariff, awarded for achieving specific 1995 energy conservation goals, is expected to approximate the $8.7 million awarded in 1995. Approval of the updated surcharge tariff is expected in the third quarter of 1996 and will be reflected in revenue when approved.

District of Columbia
- --------------------

     In Formal Case No. 939, the Commission, in June 1995, authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective conservation programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual conservation program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a CCRF computed at the authorized rate of return. The initial rate, which reflects actual costs expended from July 1993 through December 1994, resulted in additional annual revenue of approximately $15 million. On June 3, 1996, the Company filed an Application for Authority with the Commission to revise its ECRR. The proposed rate, which reflects actual costs expended from July 1993 through December 1995, is expected to increase annual revenue by approximately $8 million. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Pre-July 1993 conservation costs receive base rate treatment. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through the surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years.



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


     In early 1995, the FERC approved a power sales tariff, filed by the Company, which allows both sales from Company-owned generation and sales of energy purchased by the Company. This tariff expands the Company's opportunities to participate in direct energy sales with other utilities and power marketers. Through the use of similar tariffs, many other parties are now in a position to buy and sell energy. The Company is actively encouraging this market by buying energy for its own use and for contemporaneous resale, when economic transactions are available. Revenue associated with the power sales tariff, which commenced in September 1995, were $37 million, $80 million and $103 million, respectively, for the three, six and twelve months ended June 30, 1996. The benefits derived from interchange deliveries are passed through to the Company's customers through a fuel clause.

RESTRUCTURING OF THE BULK POWER MARKET
- --------------------------------------

     On July 9, 1996, FERC's final orders became effective with respect to its March 1995 Notice of Proposed Rulemaking (NOPR) on open access transmission, stranded costs and same-time information systems. In addition, FERC issued a NOPR on Capacity Reservation Tariffs (CRT). Order No. 888 requires the filing of an open access transmission tariff that complies with FERC's terms and conditions. Such filing was made by the Company on July 9, 1996. Order No. 889 requires the Company to establish or participate in Open Access Same-Time Information Systems and to comply with prescribed standards of conduct by November 1, 1996. The CRT NOPR proposes a reservation-based transmission service which would replace the proforma tariff set forth in Order No. 888 by December 31, 1997. Compliance with Order No. 888 and 889 is not expected to have a significant impact on the Company's results of operations.

     PJM has many years of experience in providing economically efficient transmission and generation services throughout the Mid-Atlantic region, and has achieved for its members, including the Company, significant cost savings through shared generating reserves and integrated operations. In order to meet the FERC's goals, the PJM members plan to implement significant market-oriented changes by year-end 1996, which will support broader market participation and achieve even greater efficiencies. The PJM members are working to transform today's coordinated cost-based pool dispatch into a vigorous price-based regional energy market operating under a standard of transmission service comparability. In November 1995, the PJM members filed with the FERC a detailed proposal that offers to all generators and wholesale buyers of electricity a regional energy market and open access to PJM's control area transmission system. Under the proposal, PJM will be transformed into an Independent System



Operator (ISO), which will administer a bid-priced energy spot market that will also accommodate bilateral transactions between participants. The ISO will operate the regional energy market and administer transmission service. PJM filed its final plan with FERC on July 24, 1996, with a phased-in implementation planned to begin in January 1997 with transitional planning beginning immediately upon filing.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
- ------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
- ------------------------

     Kilowatt-hour sales increased 4.3%, 5.8% and 6.4% for the three, six months and twelve months ended June 30, 1996, as compared to sales for the corresponding periods ended June 30, 1995. The increases in sales for the three, six and twelve months ended June 30, 1996, were primarily attributable to the hotter than average weather during the three months ended June 30, 1996, as compared to the below average weather during the corresponding period in 1995. Cooling degree hours for the three months ended June 30, 1996, were 88% above the corresponding period in 1995, and 31% above the 20-year average. In addition, the increases in kilowatt-hour sales for the six and twelve months ended June 30, 1996, were favorably impacted by the blizzard-like conditions during the first quarter of 1996 which brought a record amount of snowfall to the Washington, D.C. area. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     Through July 24, 1996, the 1996 summer peak demand was 5,288 megawatts. This compares with the 1995 summer peak demand of 5,732 megawatts, and the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,576 megawatts. To meet the 1996 summer peak demand, the Company had approximately 282 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing success with conservation and energy use management programs and anticipated service area growth trends. The 1995-1996 winter season peak demand of 4,831 megawatts was 3.6% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.



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

     The Company invested approximately $25 million in energy conservation programs in the first six months of 1996 and approximately $100 million during 1995. The Company recovers the costs of its conservation programs in its Maryland jurisdiction through a base rate surcharge which amortizes costs over a five-year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company is presently updating its calculation of the Maryland Demand Side Management surcharge tariff rate, within the established Maryland collaborative process. The incentive provision of the tariff, awarded for achieving specific 1995 energy conservation goals, is expected to approximate the $8.7 million awarded in 1995. Approval of the updated surcharge tariff is expected in the third quarter of 1996. The Company was awarded a bonus of $5 million in 1994, based on 1993 performance. In the District of Columbia, conservation costs are amortized over 10 years with an accrued return on unamortized costs. It is estimated that, in 1995, peak load reductions of over 600 megawatts were achieved from conservation and energy use management programs and that additional peak load reductions of approximately 430 megawatts will be achieved in the next five years. The Company also estimates that, in 1995, energy savings of more than 1.2 billion kilowatt-hours were realized through operation of its conservation and energy use management programs. See the discussions included in Summary of Significant Accounting Policies, Total Revenue, and Base Rate Proceedings, for additional information.

Construction and Generating Capacity
- ------------------------------------

     Construction expenditures, excluding AFUDC and CCRF, are projected to total $1.1 billion for the five-year period 1996 through 2000, which includes $112 million of estimated Clean Air Act expenditures. In 1996, construction expenditures are projected to total $170 million, which includes $6 million of estimated Clean Air Act expenditures. As a result of lower rates of projected load growth resulting in large part from implementing economical conservation programs, the Company
previously reduced   its projected construction expenditures by
$155 million in 1994 and $425 million in 1993. The Company plans to finance its construction program primarily through funds provided by operations.

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

     A 32-megawatt municipally financed resource recovery facility in Montgomery County, Maryland, began commercial operation in August 1995. Under the contract covering this project, the Company will initially purchase energy without capacity payment obligations. In addition, the Company has an agreement with Panda Brandywine L.P. (Panda) for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland, scheduled for operation in the fourth quarter of 1996. In addition to an energy charge, the 25-year agreement requires capacity purchase payments to Panda of approximately $1.6 million per month from January 1, 1997, through December 31, 1998. Capacity payments in 1999 and 2000 are approximately $3 million per month and generally increase thereafter, peaking at approximately $4.5 million per month. The project is approximately 85% complete at June 30, 1996. The Company projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet customers' needs well beyond the year 2000. In 1995, the Maryland Public Service Commission issued an order that requires electric utilities to competitively procure future capacity resources. The Company believes that completion of the first combined-cycle unit at its Station H facility in Dickerson, Maryland, currently scheduled for 2004, is likely to be the most cost-effective alternative for the next increment of capacity. This will add a steam cycle to the two existing combustion turbine units.


SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
- ----------------------------------------------------

     The Company's wholly owned nonutility subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 to provide a vehicle for ongoing nonutility investment business. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $409.2 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $183.1 million and $168.6 million at June 30, 1996 and 1995, respectively.



Consolidated Statements of Earnings:
- -----------------------------------



                                         Three                       Six                       Twelve
                                      Months Ended               Months Ended               Months Ended
                                        June 30,                   June 30,                   June 30,
                                 ----------------------     ----------------------     ----------------------
                                   1996         1995          1996         1995          1996         1995
                                 --------     ---------     --------     ---------     --------     ---------

                                                            (Thousands of Dollars)
Income
  Leasing activities             $ 23,138     $  22,105     $ 47,055     $  45,931     $101,764     $ 108,767
  Marketable securities             7,466         9,423       17,524        18,568       35,077        36,455
  Other                             1,179         1,138      (15,483)        2,052      (19,803)        1,284
                                 --------     ---------     --------     ---------     --------     ---------
                                   31,783        32,666       49,096        66,551      117,038       146,506
                                 --------     ---------     --------     ---------     --------     ---------

Expenses
  Interest                         20,844        22,806       42,973        45,119       89,491        89,089
  Administrative and general        3,677         2,797        9,040         5,428       14,090        10,682
  Depreciation and
    operating                       4,781       190,874       30,896       210,478       62,900       227,923
  Income tax credit                (6,566)      (68,312)     (45,328)      (74,601)     (56,435)      (78,062)
                                 --------     ---------     --------     ---------     --------     ---------
                                   22,736       148,165       37,581       186,424      110,046       249,632
                                 --------     ---------     --------     ---------     --------     ---------
Net earnings (loss) from
  nonutility subsidiary          $  9,047     $(115,499)<F1>$ 11,515     $(119,873)<F1>$  6,992 <F1>$(103,126)<F1>
                                 ========     =========     ========     =========     ========     =========

Per share contribution
  (reduction) to earnings
  (loss) of the Company             $ .07         $(.98)<F1>   $ .10        $(1.01)<F1>   $ .06 <F1>    $(.87)<F1>
                                    =====         =====        =====        ======        =====         =====

<F1> Reflects non-recurring, noncash, after-tax charges of $115.2 million
     ($.98 per share) for the three months ended June 30, 1995, $117 million ($.99 per share) for the six and twelve months ended
     June 30, 1995, and $5.2 million ($.04 per share) for the twelve months ended June 30, 1996, related to the 1995 decision to exit the aircraft equipment leasing business.


STATISTICAL DATA
- ----------------

                                             Three Months Ended                  Twelve Months Ended
                                                  June 30,                            June 30,
                                      ---------------------------------    -------------------------------------
                                        1996       1995        % Change       1996         1995         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $131,305   $122,990          6.8     $  566,870   $  514,891         10.1
    General Service                    282,848    271,684          4.1      1,089,205    1,052,432          3.5
    Large Power Service <F1>             9,391      9,048          3.8         36,431       35,516          2.6
    Street Lighting                      2,827      2,908         (2.8)        12,322       13,127         (6.1)
    Rapid Transit                        6,917      6,788          1.9         28,712       27,808          3.3
    Wholesale                           27,714     25,424          9.0        123,815      109,776         12.8
                                      --------   --------                  ----------   ----------
      System                          $461,002   $438,842          5.0     $1,857,355   $1,753,550          5.9
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,521      1,394          9.1          7,121        6,337         12.4
    General Service                      3,772      3,708          1.7         15,586       15,110          3.2
    Large Power Service <F1>               172        164          4.9            716          678          5.6
    Street Lighting                         35         34          2.9            165          161          2.5
    Rapid Transit                           99         99            -            415          403          3.0
    Wholesale                              569        517         10.1          2,609        2,311         12.9
                                      --------   --------                  ----------   ----------
      System                             6,168      5,916          4.3         26,612       25,000          6.4
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               7.47       7.42          0.7           6.98         7.01         (0.4)
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,732        5,660
    Winter                                   -          -                       4,831        4,685

  Net Generation
  --------------
  (Millions of KWH)                      4,146      3,877                      20,373       16,996

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                90         93                          86           85
    Oil (%)                                  6          1                           7            7
    Gas (%)                                  4          6                           7            8

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.78      $1.66                       $1.77        $1.80

  Weather Data
  ------------
    Heating Degree Days                    399        333                       4,591        3,635
    20 Year Average                        322                                  3,978
    Cooling Degree Hours                 3,446      1,833                      13,072        9,363
    20 Year Average                      2,635                                 10,986

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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By       /s/ D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President and
                                  Chief Financial Officer


July 26, 1996
- -------------
    DATE









Exhibit 11         Computations of Earnings Per Common Share
- ----------         -----------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended June 30, 1996, and the twelve months ended December 31, 1995 and 1994:


                                             June 30,      December 31,    December 31,
                                               1996            1995            1994
                                           -------------   ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,493,338     118,412,478     118,005,847
                                           ============    ============    ============
Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,493,338     118,412,478     118,005,847

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          36,115          38,255          48,110

    Conversion of 7% Convertible
      Debentures                              2,421,539       2,469,639       2,531,244

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       3,392,500
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,343,492     124,312,872     123,977,701
                                           ============    ============    ============

Earnings applicable to common stock        $225,515,000     $77,540,000    $210,725,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              15,000          16,000          20,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,420,000       6,475,000       6,537,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                               $231,950,000     $84,031,000    $217,282,000
                                           ============    ============    ============

Primary earnings per common share                 $1.90           $0.65           $1.79

Fully diluted earnings per common share           $1.87           $0.68           $1.75

The valuation is not required by footnote 2 to paragraph 14 of APB No. 15 for the the twelve months ended June 30, 1996 and December 31, 1994 because it results in dilution of less than 3%. In addition, this calculation is submitted in accordance with Regulation S-K item 601 (b)(11) although it is contrary to paragraph 40 of APB No. 15 because it produces an antidilutive result for the twelve months ended December 31, 1995.

Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June
30, 1996, and for each of the preceeding five years on the basis of parent company operations only, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                               June 30,
                                                   1996      1995        1994        1993        1992        1991
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $235,196    $218,788    $208,074    $216,478    $172,599    $186,813
Taxes based on income                           142,892     129,439     116,648     107,223      76,965      80,988
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          378,088     348,227     324,722     323,701     249,564     267,801
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              148,069     146,558     139,210     141,393     138,097     138,512
  Interest factor in rentals                     23,246      23,431       6,300       5,859       6,140       5,690
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             171,315     169,989     145,510     147,252     144,237     144,202
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $549,403    $518,216    $470,232    $470,953    $393,801    $412,003
                                              =========   =========   =========   =========   =========   =========

Coverage of fixed charges                          3.21        3.05        3.23        3.20        2.73        2.86
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,673     $16,851     $16,437     $16,255     $14,392     $12,298
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.61        1.59        1.56        1.50        1.45        1.43
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $26,844     $26,793     $25,642     $24,383     $20,868     $17,586
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $198,159    $196,782    $171,152    $171,635    $165,105    $161,788
                                              =========   =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                          2.77        2.63        2.75        2.74        2.39        2.55
                                                   ====        ====        ====        ====        ====        ====


Exhibit 12    Computation of Ratios
- ----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June
30, 1996, and for each of the preceding five years on a fully consolidated basis, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                               June 30,
                                                   1996      1995        1994        1993        1992        1991
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $242,188     $94,391    $227,162    $241,579    $200,760    $210,164
Taxes based on income                            86,457      43,731      93,953      62,145      79,481      80,737
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          328,645     138,122     321,115     303,724     280,241     290,901
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              238,161     238,724     224,514     221,312     226,453     225,323
  Interest factor in rentals                     24,796      26,685       9,938       9,257       6,599       6,080
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             262,957     265,409     234,452     230,569     233,052     231,403
                                              ---------   ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest         (601)       (529)       (521)     (2,059)     (2,200)     (6,542)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $591,001    $403,002    $555,046    $532,234    $511,093    $515,762
                                               ========    ========    ========    ========    ========    ========

Coverage of fixed charges                          2.25        1.52        2.37        2.31        2.19        2.23
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,673     $16,851     $16,437     $16,255     $14,392     $12,298
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.36        1.46        1.41        1.26        1.40        1.38
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $22,675     $24,602     $23,176     $20,481     $20,149     $16,971
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $285,632    $290,011    $257,628    $251,050    $253,201    $248,374
                                               ========    ========    ========    ========    ========    ========
Coverage of combined fixed charges
  and preferred dividends                          2.07        1.39        2.15        2.12        2.02        2.08
                                                   ====        ====        ====        ====        ====        ====

July 25, 1996


                                                    Exhibit 15




July 26, 1996






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated July 26, 1996, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Forms S-8 filed on
September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-61379) on Forms S-3 filed on February 26, 1993 and July 28, 1995, respectively, and in the Joint Proxy Statement/Prospectus constituting part of the Registration Statement (Number 33-64799) on Form S-4 of Constellation Energy Corporation filed on December 7, 1995. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.






