Form 10-Q
period 1996-09-30
POTOMAC ELECTRIC POWER CO
filed 1996-10-28
CIK 79732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                September 30, 1996
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


                           (202) 872-2000
----------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.    Yes /X/.  No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding at September 30, 1996
--------------------------     ---------------------------------
Common Stock, $1 par value                 118,497,681
                        TABLE OF CONTENTS


PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
      (2) Income Taxes.......................................  9
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

PART II - Other Information

  Item 1 - Legal Proceedings................................. 32
  Item 5 - Other Information
    Other Financing Arrangements............................. 32
    Base Rate Proceedings.................................... 32
    Restructuring of the Bulk Power Market................... 35
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 36
    Selected Nonutility Subsidiary Financial Information..... 39
    Statistical Data......................................... 41
  Item 6 - Exhibits and Reports on Form 8-K.................. 42
  Signatures................................................. 43
  Computations of Earnings Per Common Share.................. 44
  Computation of Ratios - Parent Company Only................ 45
  Computation of Ratios - Fully Consolidated................. 46
  Independent Accountants Awareness Letter................... 47






                              1



Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and Retained Income
                                                           (Unaudited)
                                     -------------------------------------------------------


                                                      Three Months Ended       Nine Months Ended           Twelve Months Ended
                                                         September 30,            September 30,               September 30,
                                                     --------------------     ---------- -- --------     ----------------------
                                                        1996       1995           1996        1995           1996        1995
                                                     ---------  ---------     ----------  ----------     ----------  ----------
                                                                             (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 612,240  $ 640,253     $1,455,818  $1,440,266     $1,829,342  $1,790,729
  Other electric revenue                                 2,117      2,258          6,516       6,133          9,025       7,906
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Revenue                            614,357    642,511      1,462,334   1,446,399      1,838,367   1,798,635
  Interchange deliveries                                43,868     21,073        134,264      27,453        160,481      30,319
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Revenue                                      658,225    663,584      1,596,598   1,473,852      1,998,848   1,828,954
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Expenses
  Fuel                                                  93,191    111,842        260,709     265,013        351,149     349,836
  Purchased energy                                      91,467     55,677        251,964     143,706        301,850     181,371
  Capacity purchase payments                            30,731     30,286         95,592      94,832        126,529     125,231
  Other operation                                       55,055     53,291        167,037     164,725        226,343     220,257
  Maintenance                                           23,276     21,930         65,970      65,803         93,025      91,813
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operation and Maintenance                    293,720    273,026        841,272     734,079      1,098,896     968,508
  Depreciation and amortization                         56,972     55,507        167,048     151,600        220,938     198,521
  Income taxes                                          81,588     90,926        127,567     125,320        130,708     123,378
  Other taxes                                           59,683     60,889        155,079     157,560        200,227     203,565
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Expenses                           491,963    480,348      1,290,966   1,168,559      1,650,769   1,493,972
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Income                                       166,262    183,236        305,632     305,293        348,079     334,982
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Other Income (Loss)
  Nonutility Subsidiary
    Income                                              36,406     34,747         85,502     101,298        118,697     145,701
    Loss on assets held for disposal                         -          -              -    (170,078)             -    (170,078)
    Expenses, including interest
      and income taxes                                 (31,520)   (38,827)       (69,101)    (55,173)      (102,740)    (87,429)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net earnings (loss) from nonutility
        subsidiary                                       4,886     (4,080)        16,401    (123,953)        15,957    (111,806)
  Allowance for other funds used during
    construction and capital cost recovery factor        1,567      1,566          4,964       4,461          6,658       7,190
  Other, net                                               857       (477)         4,225       1,239          3,669       3,085
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Other Income (Loss)                            7,310     (2,991)        25,590    (118,253)        26,284    (101,531)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Income Before Utility Interest Charges                 173,572    180,245        331,222     187,040        374,363     233,451
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        33,042     32,839         99,767      97,498        133,889     129,792
  Other                                                  3,606      4,091         11,495      12,536         13,898      15,707
  Allowance for borrowed funds used during
    construction and capital cost recovery factor       (1,763)    (2,632)        (5,714)     (8,131)        (8,352)    (10,939)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net Utility Interest Charges                      34,885     34,298        105,548     101,903        139,435     134,560
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Net Income                                             138,687    145,947        225,674      85,137        234,928      98,891
Dividends on Preferred Stock                             4,151      4,200         12,448      12,675         16,624      16,772
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Earnings for Common Stock                              134,536    141,747        213,226      72,462        218,304      82,119

Retained Income at Beginning of Period                 711,726    689,475        742,296     830,524        784,026     877,755
Dividends on Common Stock                              (49,153)   (49,152)      (147,458)   (147,316)      (196,611)   (196,313)
Subsidiary Marketable Securities Net
  Unrealized (Loss) Gain, Net of Tax                      (163)     1,956        (11,118)     28,356         (8,773)     20,465
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Retained Income at End of Period                     $ 796,946  $ 784,026     $  796,946  $  784,026     $  796,946  $  784,026
                                                     =========  =========     ==========  ==========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,497    118,488        118,496     118,385        118,495     118,326
Earnings Per Common Share                                $1.14      $1.20          $1.80       $0.61          $1.84       $0.69
Cash Dividends Per Common Share                         $0.415     $0.415         $1.245      $1.245          $1.66       $1.66
Book Value Per Share                                                                                         $16.25      $16.15







                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                   (Unaudited at September 30, 1996 and 1995)
                                   ------------------------------------------


                                                                September 30,     December 31,     September 30,
                  ASSETS                                            1996              1995             1995
                  ------                                        -------------    -------------     -------------
                                                                             (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   6,168,497    $   6,041,203     $   5,957,833
  Construction work in progress                                        72,624           93,047           134,167
  Electric plant held for future use                                    4,133            4,082             4,061
  Nonoperating property                                                22,699           22,771            22,770
                                                                -------------    -------------     -------------
                                                                    6,267,953        6,161,103         6,118,831
  Accumulated depreciation                                         (1,857,633)      (1,760,792)       (1,724,899)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,410,320        4,400,311         4,393,932
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                             7,689            5,844            21,866
  Customer accounts receivable, less allowance
    for uncollectible accounts of $894, $1,669
    and $1,656                                                        186,638          137,456           190,932
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     36,253           36,765            34,712
  Accrued unbilled revenue                                            110,201           73,622           111,320
  Prepaid taxes                                                        49,539           36,255            29,426
  Other prepaid expenses                                                4,512            7,562             7,301
  Material and supplies - at average cost
    Fuel                                                               67,091           63,203            64,336
    Construction and maintenance                                       70,492           70,497            73,620
                                                                -------------    -------------     -------------
      Total Current Assets                                            532,415          431,204           533,513
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  239,011          244,181           241,795
  Conservation costs, net                                             234,832          230,412           221,552
  Unamortized debt reacquisition costs                                 56,259           58,360            54,773
  Other                                                               132,293          138,619           122,664
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          662,395          671,572           640,784
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                               199            1,594             1,678
  Marketable securities                                               394,945          530,323           521,555
  Investment in finance leases                                        480,415          438,795           432,466
  Operating lease equipment, net of accumulated
    depreciation of $107,555, $79,275 and $69,432                     209,275          272,947           234,654
  Assets held for disposal                                             12,600          104,370           104,370
  Receivables, less allowance for uncollectible
    accounts of $6,000, $6,000 and $5,000                              89,717           74,957            78,854
  Other investments                                                   205,479          176,418           189,732
  Other assets                                                         16,777           15,659            14,137
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,409,407        1,615,063         1,577,446
                                                                -------------    -------------     -------------
      Total Assets                                              $   7,014,537    $   7,118,150     $   7,145,675
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $     118,498    $     118,495     $     118,493
  Other common equity                                               1,807,347        1,752,817         1,794,582
  Serial preferred stock                                              125,299          125,325           125,341
  Redeemable serial preferred stock                                   142,500          143,485           143,485
  Long-term debt                                                    1,668,973        1,817,077         1,816,847
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,862,617        3,957,199         3,998,748
                                                                -------------    -------------     -------------
Other Non-Current Liabilities
  Capital lease obligations                                           163,528          165,235           165,771
                                                                -------------    -------------     -------------
      Total Other Non-Current Liabilities                             163,528          165,235           165,771
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                    150,985           26,280           124,800
  Short-term debt                                                     254,455          258,465            68,750
  Accounts payable and accrued expenses                               221,865          162,039           242,238
  Capital lease obligations due within one year                        20,772           20,772            20,772
  Other                                                                83,840           86,034           111,911
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       731,917          553,590           568,471
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        920,659          892,544           880,093
  Investment tax credits                                               61,870           64,607            65,519
  Other                                                                33,971           35,089            30,228
                                                                -------------    -------------     -------------
      Total Deferred Credits                                        1,016,500          992,240           975,840
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                      940,318        1,047,484         1,055,260
  Short-term notes payable                                            181,305          223,350           221,200
  Deferred taxes and other                                            118,352          179,052           160,385
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,239,975        1,449,886         1,436,845
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   7,014,537    $   7,118,150     $   7,145,675
                                                                =============    =============     =============
                                                     3

                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Nine Months Ended        Twelve Months Ended
                                                                          September 30,             September 30,
                                                                     -----------------------   -----------------------
                                                                       1996          1995        1996          1995
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $ 209,273     $ 209,090   $ 218,971     $ 210,697
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      167,048       151,600     220,938       198,521
    Deferred income taxes and investment tax credits                    24,067        34,358      41,483        45,209
    Allowance for funds used during construction
      and capital cost recovery factor                                 (10,678)      (12,592)    (15,010)      (18,129)
    Changes in materials and supplies                                   (3,883)        8,162         373         6,158
    Changes in accounts receivable and accrued unbilled revenue        (85,249)     (104,942)      3,872       (44,294)
    Changes in accounts payable                                          4,039        26,339     (36,720)       26,323
    Changes in other current assets and liabilities                     48,718        51,423      (4,190)       10,359
    Changes in deferred conservation costs                             (39,351)      (85,149)    (58,999)     (108,486)
    Net other operating activities                                     (21,440)      (12,672)    (54,430)        4,656
  Nonutility subsidiary:
    Net earnings (loss)                                                 16,401      (123,953)     15,957      (111,806)
    Deferred income taxes                                              (26,999)      (48,917)    (27,779)      (43,897)
    Loss on assets held for disposal                                         -       170,078           -       170,078
    Changes in other assets and net other operating activities          29,780        46,300      66,989        50,756
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                     311,726       309,125     371,455       396,145
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                              (139,531)     (178,628)   (191,578)     (260,687)
  Allowance for funds used during construction
    and capital cost recovery factor                                    10,678        12,592      15,010        18,129
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                              (128,853)     (166,036)   (176,568)     (242,558)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (19,680)      (21,333)    (33,568)      (29,591)
    Proceeds from sale or redemption of marketable securities          140,406        19,275     148,977        21,456
    Investment in leased equipment                                      (3,056)     (102,981)    (54,841)     (110,933)
    Proceeds from sale or disposition of leased equipment                3,658             -       3,658             -
    Proceeds from assets held for disposal                              34,154             -      34,154             -
    Proceeds from sale of assets                                           285             -       6,251         1,500
    Purchase of other investments                                       (4,500)       (3,154)     (5,164)       (3,560)
    Proceeds from sale or distribution of other investments             14,193        16,611      13,196        18,115
    Investment in promissory notes                                     (20,414)       (5,301)    (23,068)       (1,376)
    Proceeds from promissory notes                                      14,083         5,644      16,416         6,986
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used by) Investing Activities                            30,276      (257,275)    (70,557)     (339,961)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                           (147,458)     (147,316)   (196,611)     (196,313)
  Dividends on preferred stock                                         (12,448)      (12,675)    (16,624)      (16,772)
  Issuance of common stock                                                   -         4,580           -         6,418
  Redemption of preferred stock                                              -           (78)          -        (1,578)
  Issuance of long-term debt                                                 -       188,594           -       188,594
  Reacquisition and retirement of long-term debt                       (26,320)      (17,623)   (126,162)      (34,653)
  Proceeds from sale and leaseback of control center system                  -             -           -       152,000
  Short-term debt, net                                                  (4,010)     (120,850)    185,705      (163,925)
  Other financing activities                                            (3,903)      (17,691)     (9,823)      (26,945)
  Nonutility subsidiary:
    Issuance of long-term debt                                         128,000       150,000     160,000       197,000
    Repayment of long-term debt                                       (233,368)     (235,245)   (273,144)     (273,909)
    Short-term debt, net                                               (42,045)      172,800     (39,895)      126,610
                                                                     ---------     ---------   ---------     ---------
Net Cash Used By Financing Activities                                 (341,552)      (35,504)   (316,554)      (43,473)
                                                                     ---------     ---------   ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                       450        16,346     (15,656)       12,711
Cash and Cash Equivalents at Beginning of Period                         7,438         7,198      23,544        10,833
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $   7,888     $  23,544   $   7,888     $  23,544
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $77,664, $83,795, $87,541 and $92,400)               $ 188,772     $ 190,481   $ 221,208     $ 223,907
  Income taxes                                                       $   3,398     $  16,834   $  31,289     $  52,925

                                                          4









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

     Potomac Capital Investment Corporation (PCI), the Company's wholly owned subsidiary, was formed in 1983 to provide a permanent vehicle for the conduct of the Company's ongoing nonutility investment programs. PCI's principal investments have been in aircraft and power generation equipment, equipment leasing and marketable securities, primarily preferred stock with mandatory redemption features. PCI is also involved with activities which provide utility related, telecommunication and energy services. In addition, PCI has investments in real estate properties in the Washington, D.C. metropolitan area.

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


                              5
Principles of Consolidation
---------------------------

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


                              6
Leasing Transactions
--------------------

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

Conservation
------------

     In general, the Company accounts for conservation expenditures in connection with its DSM program as a deferred charge, and amortizes the costs over five years in Maryland and 10 years in the District of Columbia. At September 30, 1996, unamortized conservation costs totaled $98.8 million in Maryland and $136 million in the District of Columbia.




Allowance for Funds Used During Construction and Capital Cost
-------------------------------------------------------------
  Recovery Factor
  ---------------

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

     The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 7.4%, compounded semi-annually, for the nine months ended September 30, 1996, and approximately 7.9% in 1995 and 7.6% in 1994, compounded semi-annually.

Amortization of Debt Issuance and Reacquisition Costs
-----------------------------------------------------

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

(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                              Three Months Ended       Nine Months Ended      Twelve Months Ended
                                                                 September 30,           September 30,           September 30,
                                                             --------------------   ----------------------   ---------------------
                                                                1996       1995        1996        1995         1996        1995
                                                             ---------  ---------   ---------   ----------   ---------   ---------
                                                                                    (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $ 60,965   $ 66,468    $ 92,718    $ 79,418     $ 81,792    $ 68,692
  State and local                                               8,049      9,229      12,395      10,658       10,910       9,021
                                                             --------   --------    --------    --------     --------    --------
Total utility current tax expense                              69,014     75,697     105,113      90,076       92,702      77,713
                                                             --------   --------    --------    --------     --------    --------
Utility deferred tax expense
  Federal                                                      11,763     13,859      23,250      32,294       39,295      42,760
  State and local                                               1,724      1,654       3,554       4,801        5,837       6,099
  Investment tax credits                                         (912)      (913)     (2,737)     (2,737)      (3,649)     (3,650)
                                                             --------   --------    --------    --------     --------    --------
Total utility deferred tax expense                             12,575     14,600      24,067      34,358       41,483      45,209
                                                             --------   --------    --------    --------     --------    --------

Total utility income tax expense                               81,589     90,297     129,180     124,434      134,185     122,922
                                                             --------   --------    --------    --------     --------    --------

Nonutility subsidiary current tax expense
  Federal                                                     (13,783)   (23,512)    (22,822)    (31,452)     (26,962)    (38,351)
                                                             --------   --------    --------    --------     --------    --------

Nonutility subsidiary deferred tax expense
  Federal                                                       9,314     17,220     (26,975)    (49,441)     (27,650)    (45,139)
  State and local                                                   -          -           -           -            -         953
                                                             --------   --------    --------    --------     --------    --------
Total nonutility subsidiary deferred tax expense                9,314     17,220     (26,975)    (49,441)     (27,650)    (44,186)
                                                             --------   --------    --------    --------     --------    --------

Total nonutility subsidiary income tax expense                 (4,469)    (6,292)    (49,797)    (80,893)     (54,612)    (82,537)
                                                             --------   --------    --------    --------     --------    --------

Total consolidated income tax expense                          77,120     84,005      79,383      43,541       79,573      40,385
Income taxes included in other income                          (4,468)    (6,921)    (48,184)    (81,779)     (51,135)    (82,993)
                                                             --------   --------    --------    --------     --------    --------
Income taxes included in utility operating expenses          $ 81,588   $ 90,926    $127,567    $125,320     $130,708    $123,378
                                                             ========   ========    ========    ========     ========    ========



Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                              Three Months Ended       Nine Months Ended      Twelve Months Ended
                                                                 September 30,           September 30,           September 30,
                                                             --------------------   ----------------------   ---------------------
                                                                1996       1995        1996        1995         1996        1995
                                                             ---------   --------   ---------   ----------   ---------   ---------
                                                                                    (Thousands of Dollars)
Income before income taxes                                   $215,807   $229,952    $305,057    $128,678     $314,501    $139,276
                                                             ========   ========    ========    ========     ========    ========

Utility income tax at federal
  statutory rate                                             $ 75,387   $ 84,113    $118,459    $116,733     $123,605    $116,767
    Increases (decreases) resulting from
      Depreciation                                              2,542      2,248       7,627       6,745       10,055       9,077
      Removal costs                                            (1,000)    (1,419)     (2,478)     (4,318)      (5,364)     (5,108)
      Allowance for funds used during
        construction                                              208        161         488         488          595          79
      Other                                                      (988)      (966)     (2,463)     (2,606)      (1,470)     (3,763)
      State income taxes, net of federal effect                 6,352      7,073      10,284      10,129       10,803       9,908
      Tax credits                                                (912)      (913)     (2,737)     (2,737)      (4,039)     (4,038)
                                                             --------   --------    --------    --------     --------    --------
Total utility income tax expense                               81,589     90,297     129,180     124,434      134,185     122,922
                                                             --------   --------    --------    --------     --------    --------

Nonutility subsidiary income tax at federal
  statutory rate                                                  146     (3,630)    (11,689)    (71,696)     (13,530)    (68,020)
    Increases (decreases) resulting from
      Dividends received deduction                             (2,636)    (2,169)     (8,680)     (6,482)     (10,722)     (8,700)
      Reversal of previously accrued deferred taxes            (2,105)         -     (30,804)          -      (30,804)     (1,659)
      Other                                                       126       (493)      1,376      (2,715)         444      (5,111)
      State income taxes, net of federal effect                     -          -           -           -            -         953
                                                             --------   --------    --------    --------     --------    --------
Total nonutility subsidiary income tax expense                 (4,469)    (6,292)    (49,797)    (80,893)     (54,612)    (82,537)
                                                             --------   --------    --------    --------     --------    --------

Total consolidated income tax expense                          77,120     84,005      79,383      43,541       79,573      40,385
Income taxes included in other income                          (4,468)    (6,921)    (48,184)    (81,779)     (51,135)    (82,993)
                                                             --------   --------    --------    --------     --------    --------
Income taxes included in utility operating expenses          $ 81,588   $ 90,926    $127,567    $125,320     $130,708    $123,378
                                                             ========   ========    ========    ========     ========    ========



Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                               1996        1995        1995
                                                             ---------  ---------   ---------
                                                                  (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $808,405   $773,323    $758,523
  Rapid amortization of certified pollution
    control facilities                                         25,473     26,640      27,864
  Deferred taxes on amounts to be collected
    through future rates                                       90,490     92,472      91,568
  Property taxes                                               12,456     11,808      11,682
  Deferred fuel                                               (14,227)    (7,154)     (5,151)
  Prepayment premium on debt retirement                        21,279     22,080      20,722
  Deferred investment tax credit                              (23,424)   (24,464)    (24,810)
  Contributions in aid of construction                        (27,737)   (27,206)    (25,627)
  Contributions to pension plan                                12,276     10,859           -
  Other                                                        20,125     25,124      27,997
                                                             --------   --------    --------
Total utility deferred tax liabilities (net)                  925,116    903,482     882,768
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                       4,457     10,938       2,675
                                                             --------   --------    --------
Total utility deferred tax liabilities (net) - noncurrent    $920,659   $892,544    $880,093
                                                             ========   ========    ========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $170,656   $149,103    $136,553
  Operating leases                                             26,909     66,802     126,687
  Reversal of previously accrued taxes related
    to partnerships                                            (8,525)   (11,593)    (15,223)
  Alternative minimum tax                                     (84,540)   (84,512)    (61,899)
  Other                                                       (36,920)   (16,840)    (83,640)
                                                             --------   --------    --------
Total nonutility subsidiary deferred tax liabilities
  (net), (included in Deferred taxes and other)              $ 67,580   $102,960    $102,478
                                                             ========   ========    ========










(3)  CAPITALIZATION
     --------------

Common Equity
-------------

     At September 30, 1996, 118,497,681 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of September 30, 1996, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,771,633 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively. Under the Stock Option Agreement with Baltimore Gas and Electric Company, 23,579,900 shares could become issuable, contingent upon specific events associated with termination of the Merger Agreement. (See Note 6
- Commitments and Contingencies for additional information.)

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock and Long-Term Debt
   ------------------------

     At September 30, 1996, the Company had outstanding 5,375,670 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,126,222 shares is authorized. At September 30, 1996, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.4 million and $10.2 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series
(5,974 shares outstanding at September 30, 1996) is convertible into Common Stock at $8.51 per share.

     At September 30, 1996, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.19% ($2.095) for the period September 1, 1996, through November 30, 1996. For the period June 1, 1996, through August 31, 1996, the annual dividend rate was 4.14% ($2.07). The average rate at which dividends were paid during the 12 months ended September 30, 1996, was 4.19% ($2.10).

     At September 30, 1996, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001; one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002; and 869,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption, beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 2000 with respect to the three series of Redeemable Serial Preferred Stock are $1 million in 1997 and $1.5 million annually thereafter.

     The Company's Long-Term Debt at September 30, 1996, is summarized below:

                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,341,800
          Convertible Debentures                     180,427
          Notes Payable                              325,000
          Net Unamortized Discount                   (28,254)
          Current Portion                           (150,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,668,973
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $  940,318
                                                  ==========

     At September 30, 1996, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $126.2 million; and the aggregate amounts of long-term debt maturities are $150 million in 1997, $50 million in 1998, $45 million in 1999 and $100 million in 2000. At September 30, 1996, long-term debt due within one year consisted of $100 million of 6.66% - 6.73% Medium-Term Notes and $50 million of 9.08% Medium-Term Notes.

Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at September 30, 1996, consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between late 1996 and 2003. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.16% at September 30, 1996, 7.66% at December 31, 1995, and 7.65% at September 30, 1995. Annual aggregate principal repayments on these borrowings are $2 million in 1996, $194 million in 1997, $300.8 million in 1998, $170 million in 1999, $115 million in 2000 and $97.5 million thereafter. Also included in long-term debt is $61.1 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.



(4) Fair Value of Financial Instruments
---------------------------------------

The estimated fair values of the Company's financial instruments at September 30, 1996, December 31, 1995, and September 30, 1995, are shown below.



                                       September 30,                 December 31,                 September 30,
                                           1996                          1995                          1995
                                --------------------------     -------------------------     -------------------------
                                  Carrying        Fair          Carrying        Fair          Carrying        Fair
                                   Amount         Value          Amount         Value          Amount         Value
                                -----------     ----------     ----------     ----------     ----------     ----------
                                                                (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,299        112,210        125,325        114,590        125,341        112,287
                                ==========      =========      =========      =========      =========      =========
    Redeemable serial
      preferred stock           $  142,500        143,465        143,485        145,046        143,485        145,525
                                ==========      =========      =========      =========      =========      =========
    Long-term debt
      First mortgage bonds      $1,327,182      1,295,756      1,326,560      1,385,609      1,325,427      1,314,415
      Medium-term notes         $  168,573        169,791        323,007        336,351        322,933        323,249
      Convertible debentures    $  173,218        169,725        167,510        174,054        168,487        171,634
                                ----------      ---------      ---------      ---------      ---------      ---------
        Total long-term debt    $1,668,973      1,635,272      1,817,077      1,896,014      1,816,847      1,809,298
                                ==========      =========      =========      =========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  394,945        394,945        530,323        530,323        521,555        521,555
                                ==========      =========      =========      =========      =========      =========
    Notes receivable            $   74,842         72,279         62,175         63,184         62,256         61,355
                                ==========      =========      =========      =========      =========      =========
  Liabilities
    Long-term debt              $  940,318        954,605      1,047,484      1,071,354      1,055,260      1,058,417
                                ==========      =========      =========      =========      =========      =========










     The methods and assumptions below were used to estimate, at September 30, 1996, December 31, 1995, and September 30, 1995, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

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






















(5)  MARKETABLE SECURITIES
     ---------------------

     PCI's marketable securities are classified as available-for-sale for financial reporting purposes. Investment grade preferred stocks with mandatory redemption features made up 95% of the portfolio at September 30, 1996. Net unrealized gains and losses are reflected, net of tax, in stockholder's equity. The net unrealized (losses) gains are shown below:

                                 As of September 30, 1996
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value          Losses
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  401,552   $  394,945    $     (6,607)
Equity securities                3            -              (3)
                        ----------   ----------    ------------
  Total                 $  401,555   $  394,945    $     (6,610)
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
                        ==========   ==========    ============















                              16
                                As of September 30, 1995
                        ---------------------------------------
                                                       Net
                                       Market       Unrealized
                           Cost        Value        Gain/(Loss)
                        ----------   ----------   --------------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $  514,328   $  521,285    $      6,957
Equity securities              341          270             (71)
                        ----------   ----------    ------------
  Total                 $  514,669   $  521,555    $      6,886
                        ==========   ==========    ============

     Included in net unrealized gains and losses are gross unrealized losses of $13 million and gross unrealized gains of $6.4 million at September 30, 1996; gross unrealized losses of $6.6 million and gross unrealized gains of $17.1 million at December 31, 1995; and gross unrealized losses of $8.2 million and gross unrealized gains of $15.1 million at September 30, 1995.

     At September 30, 1996, the contractual maturities for mandatory redeemable preferred stock are $7.4 million within one year, $74 million from one to five years, $110.5 million from five to 10 years and $209.7 million for over 10 years.

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. A summary of realized gains and losses is shown below.

                       Three Months Ended     Nine Months Ended
                          September 30,          September 30,
                       ------------------     ------------------
                         1996      1995         1996      1995
                       --------  --------     --------  --------
                                 (Thousands of Dollars)
  Gross realized
    gains              $    832  $     73     $  3,337  $    435
  Gross realized
    losses                  (94)      (12)        (886)     (220)
                       --------  --------     --------  --------
    Net gain           $    738  $     61     $  2,451  $    215
                       ========  ========     ========  ========









(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Proposed Merger
---------------

     The Company entered into an Agreement and Plan of Merger with Baltimore Gas and Electric Company (BGE) in September 1995. This Agreement provides for a strategic business combination in which each company will merge into Constellation Energy Corporation (Constellation Energy), a newly formed company to create an integrated, non-holding company structure (the Merger). Each outstanding share of the Company's common stock will be converted into the right to receive .997 of a share of common stock of Constellation Energy and each outstanding share of BGE common stock will be converted into the right to receive one share of Constellation Energy's common stock. This transaction is expected to qualify as a tax-free exchange of shares for the holders of each company's common stock and as a pooling of interests for accounting purposes. Constellation Energy will serve a population of approximately 4.5 million with approximately 1.8 million electric customers and over 530,000 natural gas customers. Preliminary estimates indicate that savings from the combined utility systems will approximate $1.3 billion over 10 years following the Merger. These savings are net of costs to achieve presently estimated to be approximately $150 million. Approximately two-thirds of the projected savings are expected to result from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs. The allocation of the net savings between customers and shareholders of the Company will be determined in regulatory proceedings. The applications for approval of the Merger, filed with the various regulatory commissions, set forth the proposed plans for Constellation Energy to share the benefits of the Merger with customers in the District of Columbia and Maryland. The proposal includes: (1) a freeze on base electric rates until at least January 1, 2000, (2) a unique bill credit for all customers if Constellation Energy achieves certain financial targets, (3) an array of economic development incentives, and (4) programs to address the energy needs of low-income customers. The development of estimated savings resulting from the Merger was based upon assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company and BGE. Accordingly, while the Company believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that all such savings will be realized.
                              18
     Shareholders of the Company and BGE, at separate special meetings on March 29, 1996, approved the Merger Agreement. The Company and BGE filed a joint Application for Authorization and Approval of the Merger with the FERC on January 11, 1996, and on April 8, 1996, with the Maryland and District of Columbia Public Service Commissions. On July 31, 1996, FERC set the application for hearing on the issue of whether the merger would impact competition. Hearings began on October 21, 1996 and the Administrative Law Judge has been directed to certify the record to the Commission by November 1, 1996. The case is expected to be before FERC for decision in December 1996. The Maryland Commission conducted hearings during June and September 1996 and further hearings are scheduled for December 1996. The case is scheduled to be before the Maryland Commission for decision in January 1997. A prehearing conference was conducted by the District of Columbia Commission in May 1996 and a procedural schedule was published on July 19, 1996. Hearings are scheduled to take place in December 1996 and the case is expected to be before the District of Columbia Commission for decision in January 1997. Additional approvals are required from the Nuclear Regulatory Commission, the Virginia State Corporation Commission and the Pennsylvania Public Utility Commission. Completion of the approval process is expected to take until the end of the first quarter of 1997.

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


                              19
     In December 1995, an extension of the current 1993 Labor Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers was ratified by the Union members. The 1995 Agreement extends the 1993 Agreement, which was due to expire on June 1, 1996, for two years or until the effective date of the Merger with BGE, whichever occurs first. This Agreement provides severance benefits, previously approved by the Company for exempt and non-bargaining unit employees, for all union members and provides for a lump-sum payment of 2% of base pay, which was paid on January 5, 1996, a lump-sum payment of 1% of base pay, which was paid on June 7, 1996, and a lump-sum payment of 3% of base pay on June 6, 1997, or the effective date of the Merger, whichever occurs first.

Environmental Contingencies
---------------------------

     As discussed in the 1995 Form 10-K and the June 30, 1996 Form 10-Q, the Company received notice in December 1995 from the U.S. Environmental Protection Agency (EPA) that it is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

     As discussed in the 1995 Form 10-K and the June 30, 1996 Form 10-Q, the Company received notice from the EPA in October 1995 that it, along with several hundred other companies, may be a PRP in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988.
A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is .0042%.
The EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     As also discussed in the 1995 Form 10-K and the June 30, 1996 Form 10-Q, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of
                              20

the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by the EPA, including legal fees, are currently estimated to be $7.5 million. The Company has paid $.9 million as of September 30, 1996. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million.
In July 1995, the EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. The EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The Company cannot predict whether the EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

     As also discussed in the 1995 Form 10-K and the June 30, 1996 Form 10-Q, during 1993 the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately four hundred and forty-eight (448) individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately fifty (50) individual suits have been filed against the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. In 1995 and 1996, approximately four hundred (400) of the individual plaintiffs have dismissed their claims against the Company. No payments were made by the Company in connection with the dismissals.
While the aggregate amount specified in the remaining suits would exceed $400 million, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount
                              21

of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Nonutility Subsidiary
---------------------

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 23) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Forms S-3 (Registration Nos. 33-58810 and 33-61379) and Forms S-8 (Registration Nos. 33-36798, 33-53685 and 33-54197) and in the
Joint Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (Number 33-64799) of Constellation Energy Corporation filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.
                              22
REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at September 30, 1996 and 1995, and the related consolidated statements of earnings and retained income for the three, nine and twelve month periods then ended and the consolidated statements of cash flows for the nine and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
October 28, 1996

                              23
Part I  FINANCIAL INFORMATION
------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
-------

PROPOSED MERGER UPDATE
----------------------

     Shareholders of the Company and BGE, at separate special meetings during March 1996, approved the Merger to form Constellation Energy Corporation (Constellation Energy). The Company and BGE filed a joint Application for Authorization and Approval of the Merger with the FERC on January 11, 1996, and on April 8, 1996, with the Maryland and District of Columbia Public Service Commissions. On July 31, 1996, FERC set the application for hearing on the issue of whether the merger would impact competition. Hearings began on October 21, 1996 and the Administrative Law Judge has been directed to certify the record to the Commission by November 1, 1996. The case is expected to be before FERC for decision in December 1996. The Maryland Commission conducted hearings during June and September 1996 and further hearings are scheduled for December 1996. The case is scheduled to be before the Maryland Commission for decision in January 1997. A prehearing conference was conducted by the District of Columbia Commission in May 1996 and a procedural schedule was published on July 19, 1996. Hearings are scheduled to take place in December 1996 and the case is expected to be before the District of Columbia Commission for decision in January 1997.

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

                              24

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

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for additional information.

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE

     Total revenue decreased for the three months ended and increased for the nine and twelve months ended September 30, 1996, as compared to the corresponding periods in 1995. The decrease in revenue from sales of electricity for the three months ended September 30, 1996, was primarily due to a 7.3% decrease in kilowatt-hour sales from the corresponding period in 1995, partially offset by the effect of the August 1996 increase in the Demand Side Management (DSM) surcharge tariff rate in Maryland. Pursuant to this tariff, an incentive provision of $8.9 million was recorded in August 1996 for achieving specific 1995 energy conservation goals. An incentive provision of $8.7 million was recorded in June 1995 for achieving specific 1994 goals. The decrease in kilowatt-hour sales for the three months ended September 30, 1996, was attributable to cooler than average summer weather as compared to hotter than average summer weather during the corresponding period in 1995. Cooling degree hours for the three months ended September 30, 1996 were 38% below the corresponding period in 1995 and were 31% below the 20-year average for this period. The increase in revenue from sales of electricity for the nine and twelve months ended September 30, 1996, was primarily due to the effect of the July 1995 base rate increase in the District of Columbia, increases in kilowatt-hour sales of .8% and 2.5%, respectively, over the corresponding periods in 1995, and the August 1996 increase in the DSM surcharge tariff rate in Maryland. The increase in kilowatt-hour sales for the nine and twelve months ended September 30, 1996, was favorably impacted by the effects of colder than average winter weather during the first quarter of 1996 offset by the effects of cooler than average summer weather during 1996.

     The increase in interchange deliveries for the three, nine and twelve months ended September 30, 1996, reflects the growth in the number of companies involved in power sales tariff interchange transactions where the Company buys energy from one party for the purpose of selling that energy to a third party. The benefits derived from interchange deliveries are passed through to the Company's customers through a fuel clause.

                              25

     Recent rate orders received by the Company provided for changes in annual base rate revenue as shown in the table below:

                            Rate
                         (Decrease)
                          Increase       %          Effective
Regulatory Jurisdiction    ($000)      Change          Date
-----------------------  ----------    -------    ---------------
Federal - Wholesale       $(2,000)      (1.7)%    January 1996
District of Columbia       27,900        3.8      July 1995
Federal - Wholesale         2,300        1.8      January 1995
District of Columbia       26,700        3.9      March/June 1994
Federal - Wholesale         2,600        2.3      January 1994


OPERATING EXPENSES

     Fuel and purchased energy increased for the three, nine and twelve months ended September 30, 1996, as compared to the corresponding periods ended September 30, 1995. Fuel expense decreased for the three and nine months ended and increased for the twelve months ended September 30, 1996, as compared to the corresponding periods in 1995. The decrease in the three and nine months ended September 30, 1996, was primarily the result of decreases of 19.5% and .3%, respectively, in net generation. The increase for the twelve months ended September 30, 1996, was primarily the result of an increase of 4.8% in net generation due to higher customer usage of electricity. The increase in purchased energy for the three, nine and twelve months ended September 30, 1996, reflects changes in levels and prices of energy purchased from PJM and other utilities, primarily the purchases related to the power sales tariff interchange transactions.

     The unit fuel costs for the comparative periods ended
September 30, were as follows:

                          Three           Nine          Twelve
                       Months Ended   Months Ended   Months Ended
                       ------------   ------------   ------------
                       1996    1995   1996    1995   1996    1995
                       ----    ----   ----    ----   ----    ----
System Average
  Fuel Cost per MBTU  $1.82   $1.74  $1.81   $1.74  $1.79   $1.75

     System average unit fuel cost increased for the three, nine and twelve months ended September 30, 1996, as compared to the corresponding periods in 1995. The increases were primarily attributable to an increase in the cost of residual oil and an increase in the percent of residual oil contribution to the fuel mix. The Company's major cycling and certain peaking units can burn natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.
                              26

     For the twelve month periods ended September 30, 1996 and 1995, the Company obtained 89% and 84%, respectively, of its system generation from coal based upon percentage of Btus.

     Capacity purchase payments increased slightly for the three, nine and twelve months ended September 30, 1996, as compared to the corresponding periods in 1995. The increases were primarily attributable to increases in fixed operating and maintenance expense associated with the capacity agreements with Ohio Edison and Allegheny Power System (APS). In addition, the increase for the nine and twelve months ended September 30, 1996, was partially offset by the expiration of a purchase agreement for 147 megawatts of capacity from Pennsylvania Power and Light Company for the one year period June 1994 through May 1995.

     Operating expenses other than fuel, purchased energy and capacity purchase payments decreased for the three months and increased for the nine and twelve months ended September 30, 1996, as compared to the corresponding periods in 1995. The decrease for the three months ended September 30, 1996, was principally due to decreased income taxes due to lower taxable income. The increases for the nine and twelve months ended September 30, 1996 were principally due to increased depreciation and amortization expense due to additional investment in property and plant and amortization of increased amounts of conservation costs associated with the Company's DSM program, increased income taxes due to higher taxable income and the $1.8 million and $.9 million paid on January 5, 1996 and June 7, 1996, respectively, to union members as part of the 1995 Labor Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers. The increase for the nine and twelve months ended September 30, 1996, was partially offset by a nonrecurring charge of $7.4 million taken in January 1995 for operating costs associated with the Company's Voluntary Severance Program. In addition, the increase in operating expenses other than fuel, purchased energy and capacity purchase payments for the twelve months ended September 30, 1996, includes rent expense associated with the December 1994 sale and leaseback of the Company's control center system. Bad debt expense, as a percent of revenue, was .3%, .3% and .4% for the three, nine and twelve months ended September 30, 1996, respectively, as compared to
 .2%, .3% and .4% for the three, nine and twelve months ended September 30, 1995. At September 30, 1996, accounts receivable included $17.5 million, or 5.3% of outstanding receivables, due from the agencies of the District of Columbia for electric service and maintenance, of which $9.6 million was in arrears.
As of October 23, 1996, the District of Columbia accounts receivable balance had been reduced to $12.2 million due to receipt of additional payments. The Company believes that amounts owed by the District of Columbia will be paid and, accordingly, has not established a bad debt reserve for this receivable balance.

                              27

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.3 billion at September 30, 1996, an increase of $106.9 million from the investment at December 31, 1995, and an increase of $149.1 million from the investment at September 30, 1995. Cash invested in property and plant construction, excluding AFUDC and CCRF, amounted to $128.9 million and $176.6 million, respectively, for the nine and twelve months ended September 30, 1996.

     At September 30, 1996, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemption due within one year, and nonutility subsidiary debt, consisted of 43.2% long-term debt, 3.2% serial preferred stock, 3.7% redeemable serial preferred stock and 49.9% common equity.

     Cash from utility operations, after dividends, was $132.6 million and $103.1 million, respectively, for the nine and twelve months ended September 30, 1996, compared with $105.6 million and $117.9 million, respectively, for the same periods ended
September 30, 1995.

     Outstanding utility short-term debt totaled $254.5 million at September 30, 1996, a decrease of $4 million from the $258.5 million outstanding at December 31, 1995, and an increase of $185.7 million from the $68.8 million outstanding at September 30, 1995. See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization, for additional information.

NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     PCI's earnings for the three, nine and twelve months ended September 30, 1996 were $4.9 million ($.04 per share), $16.4 million ($.14 per share) and $16 million ($.13 per share) compared to net losses of $4.1 million ($.03 per share), $124 million ($1.05 per share) and $111.8 million ($.95 per share) for the same periods ending September 30, 1995. PCI's losses in 1995 reflect the implementation of the May 1995 announcement of a plan to exit the aircraft equipment leasing business, resulting in noncash, after-tax charges of $115.2 million ($.98 per share) recorded in the second quarter of 1995. Under the plan, PCI is not making new investments to increase the size of the aircraft portfolio and 13 aircraft were designated for sale over 18 to 24 months from the date the plan was announced. The book values of these aircraft were reduced to their estimated net realizable
                            28

values of approximately $104 million and no depreciation or routine accrual for repair and maintenance expenditures for these aircraft have been recorded since the plan was adopted. As of September 30, 1996, eight of these aircraft have been sold and one has been placed on a long-term lease. This activity, in addition to a first quarter 1996 writedown of $12.3 million ($8 million after-tax), reduced the portfolio of assets held for disposal to $12.6 million as of September 30, 1996.

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

     During the fourth quarter of 1995, as a part of its plan to exit the aircraft equipment leasing business, PCI formed a joint venture with an affiliate of a major institutional investor to assist with the disposition and management of 19 portfolio aircraft. PCI contributed 11 aircraft from its portfolio of aircraft held for disposal, eight additional aircraft under long-term leases, and a portfolio of preferred stocks to the joint venture. All of the assets of the venture are fully consolidated in PCI's financial statements with the outside investor's portion reflected as a minority interest. Two aircraft were sold from the joint venture during the first quarter of 1996, four aircraft were sold during the second quarter of 1996 and one aircraft was sold during the third quarter of 1996. As a result of joint venture operations for the three and nine months ended September 30, 1996, PCI's obligation for previously accrued deferred income taxes was reduced, resulting in after-tax earnings of $1.8 million and $27.7 million, respectively, after provision for transaction costs. The excess deferred income taxes were recognized as a reduction of income tax expense. Future operations of the joint venture may result in additional reversal of deferred income taxes.

     As a result of the first quarter 1996 implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", a pre-tax charge of $9.6 million ($6.2 million after-tax) was recorded related to PCI's investment in solar electric generating systems (SEGS) projects, reflecting revised first quarter assumptions relating to the recoverability of the investment. No additional adjustments were required as the result of the implementation of this accounting standard. In addition, PCI recorded a pre-tax charge of $9 million ($5.9 million after-tax) in the first quarter, reflecting current assessments of the net realizable values of real estate and oil and natural gas investments.
                              29

     PCI has five 30-megawatt SEGS projects in the Mojave Desert in California. The Company owns 22%, 10%, 19%, 31%, and 25% of SEGS projects III through VII, respectively. The five SEGS power generation projects sell electricity to Southern California Edison Company (Edison) under 30-year Interim Standard Offer No. 4 power purchase agreements which fix the capacity charge for the term of the agreements and fix the energy rate paid by Edison for the first 10 years of the agreements. For the remaining term of the agreements, energy rates are variable, based on Edison's avoided cost of generation. The SEGS projects are scheduled to begin supplying electricity at avoided cost rates at various times beginning in early 1997 through the end of 1998. In conjunction with other project investors, PCI is investigating and pursuing alternatives for these projects, including but not limited to, renegotiating the power purchase agreements and restructuring the associated non-recourse debt. There is ongoing litigation which may limit or eliminate future cash flow to the project investors. If current avoided cost levels were to continue or the investors are not successful in litigation or in their pursuit of other alternatives, PCI could experience reduced earnings or incur additional losses associated with these projects. PCI's investment in SEGS at September 30, 1996, was $40.6 million.

     PCI generates income primarily from its leasing activities and securities investments. Income from leasing activity, which includes rental income, gains on asset sales, interest income and fees totaled $23.3 million, $70.3 million and $99.8 million for the three, nine and twelve months ended September 30, 1996, respectively, compared to $25.2 million, $71.1 million and $108.7 million for the corresponding periods in 1995. The decrease in earnings during the three, nine and twelve month periods ended September 30, 1996 over the same periods in 1995 was primarily due to non-recurring fee income earned during the three months ended September 30, 1995. PCI's marketable securities portfolio contributed pre-tax income of $8 million, $25.5 million and $34.1 million for the three, nine and twelve months ended September 30, 1996 compared to $9 million, $27.5 million and $36.3 million, respectively, for the same periods in 1995. The reductions were primarily the result of the decreased size of the portfolio. Income from securities during the three, nine and twelve months ended September 30, 1996, included net realized gains from the sale or call of securities of $.7 million, $2.5 million and $2.6 million, respectively, compared to $.06 million, $.2 million and $.2 million, respectively, for the same periods ended September 30, 1995.

     Other income increased by $4.6 million during the three months ended September 30, 1996, compared to the three months ended September 30, 1995 primarily due to fee income earned related to a partnership transaction during July 1996. Other income decreased by $13 million and $15.9 million for the nine and twelve months ended September 30, 1996, respectively,
                              30
compared to the same periods in 1995. The decrease during the nine and twelve month periods ended September 30, 1996, was primarily the result of the previously discussed first quarter 1996 writedowns of PCI's investments in SEGS, real estate and oil and natural gas.

     Expenses, before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $36 million, $118.9 million and $157.4 million for the three, nine and twelve months ended September 30, 1996, compared to $45.1 million, $306.1 million and $340 million, respectively for the same periods in 1995. The decreases are primarily the result of the second quarter 1995 pre-tax writedown of $170.1 million related to the May 1995 plan to exit the aircraft equipment leasing business. In addition, expenses before income taxes decreased during the three, nine and twelve months ended September 30, 1996, due to lower interest expense resulting from less debt outstanding. Also, during the second quarter of 1996, responsibility for certain repair and maintenance expenses was assumed by a lessee. Accordingly, PCI reversed $6.5 million of expenses accrued in prior periods.

     PCI had income tax credits of $4.5 million, $49.8 million and $54.6 million for the three, nine and twelve months ended September 30, 1996, respectively, compared to income tax credits of $6.3 million, $80.9 million and $82.5 million for the corresponding periods in 1995. The decreases in income tax credits for the three, nine and twelve months ended September 30, 1996, from the same periods in 1995 were due to lower pre-tax income in 1995, primarily the result of the pre-tax charge to earnings as a result of PCI's decision to exit the aircraft equipment leasing business in May 1995.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The $394.9 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with liquidity and investment flexibility. During 1996, PCI has reduced the cost basis of its marketable securities portfolio by $118.3 million primarily as the result of calls (approximately $77.7 million) and sales of fixed rate preferred stocks, generating net pre-tax gains of $2.5 million. PCI's fixed rate portfolio is highly sensitive to fluctuations in interest rates. The decision to reduce the size of the preferred stock portfolio was made to lessen the impact of future fluctuations in interest rates, while still maintaining a substantial portfolio for liquidity purposes. The proceeds from the securities activity during 1996 were used to pay down short-term debt. In addition, proceeds from aircraft sales also were used to pay down short-term debt.


                              31

     During the third quarter of 1996, PCI sold its investment in an aircraft engine leasing subsidiary for $12.3 million, its approximate book value. As a result of the sale, PCI's investment in operating lease equipment decreased by $32.7 million.

     PCI's outstanding short-term debt totaled $181.3 million at September 30, 1996, a decrease of $42.1 million from the $223.4 million outstanding at December 31, 1995, and an decrease of $39.9 million from the $221.2 million outstanding at September 30, 1995. During the three, nine and twelve months ended September 30, 1996, PCI issued $50 million, $128 million and $160 million, respectively, in long-term debt, including non-recourse debt. Debt repayments totaled $86.8 million, $233.4 million and $273.1 million, respectively, for the same periods ended September 30, 1996. At September 30, 1996, PCI had $266.3 million available under its Medium-Term Note Program and $400 million available under its committed bank credit facility.

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

BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     Pursuant to a settlement agreement, base rate revenue was increased by $27 million, or 3%, effective November 1, 1993. In connection with the settlement agreement, no determination was made with respect to rate of return. The rate of return on common stock equity most recently determined for the Company in a fully litigated rate case was 12.75%, established by the Commission in a June 1991 rate increase order.
                              32

     Effective August 27, 1996, the Maryland DSM surcharge tariff was increased, which will provide approximately $18 million annually in increased revenue. The surcharge includes a provision for the recovery of lost revenue, amortization of pre-1996 actual program expenditures plus the initial amortization of 1996 projected program costs, a capital cost recovery factor of 9.46% on unamortized balances, and an incentive of $8.9 million awarded for exceeding 1995 energy savings goals. The $8.9 million conservation incentive was reflected in utility results in August 1996. An incentive of $8.7 million was recorded in June 1995 for exceeding 1994 energy savings goals.

     During October 1996, the Company plans to file a request with the Maryland Public Service Commission for approval of a purchased capacity surcharge, which is designed to recover changes in the level of purchased capacity costs from levels included in base rates. The filing is being made to recover capacity payments under the Panda-Brandywine, L.P. (Panda) contract, which commence on January 1, 1997. The District of Columbia portion of the Panda capacity costs will be recovered through the existing fuel adjustment clause.

District of Columbia
--------------------

     In Formal Case No. 939, the Commission, in June 1995, authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective conservation programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual conservation program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a CCRF computed at the authorized rate of return. The initial rate, which reflects actual costs expended from July 1993 through December 1994, resulted in additional annual revenue of approximately $15 million. On June 3, 1996, the Company filed an Application for Authority with the Commission to revise its ECRR. The proposed rate, which reflects actual costs expended from July 1993 through December 1995, is expected to increase annual revenue by approximately $8 million. As of September 30, 1996, no action has been taken by the District of Columbia Public Service Commission on the proposed ECRR. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior
                              33

year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Pre-July 1993 conservation costs receive base rate treatment. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through the surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years.

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

                              34

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

     In early 1995, the FERC approved a power sales tariff, filed by the Company, which allows both sales from Company-owned generation and sales of energy purchased by the Company. This tariff expands the Company's opportunities to participate in direct energy sales with other utilities and power marketers. Through the use of similar tariffs, many other parties are now in a position to buy and sell energy. The Company is actively encouraging this market by buying energy for its own use and for contemporaneous resale, when economic transactions are available. Revenue associated with the power sales tariff, which commenced in September 1995, were $38 million, $118 million and $137 million, respectively, for the three, nine and twelve months ended September 30, 1996. The benefits derived from interchange deliveries are passed through to the Company's customers through a fuel clause.

RESTRUCTURING OF THE BULK POWER MARKET
--------------------------------------

     On July 9, 1996, FERC's final orders became effective with respect to its March 1995 Notice of Proposed Rulemaking (NOPR) on open access transmission, stranded costs and same-time information systems. In addition, FERC issued a NOPR on Capacity Reservation Tariffs (CRT). Order No. 888 requires the filing of an open access transmission tariff that complies with FERC's terms and conditions. Such filing was made by the Company on July 9, 1996. Order No. 889 requires the Company to establish or participate in Open Access Same-Time Information Systems and to comply with prescribed standards of conduct by January 3, 1997. The CRT NOPR proposes a reservation-based transmission service which would replace the proforma tariff set forth in Order No. 888 by December 31, 1997. Compliance with Order No. 888 and 889 is not expected to have a significant impact on the Company's results of operations.

     PJM has many years of experience in providing economically efficient transmission and generation services throughout the Mid-Atlantic region, and has achieved for its members, including the Company, significant cost savings through shared generating
                              35

reserves and integrated operations. In order to meet the FERC's goals, the PJM members plan to implement significant market-oriented changes by year-end 1996, which will support broader market participation and achieve even greater efficiencies. The PJM members are working to transform today's coordinated cost-based pool dispatch into a vigorous price-based regional energy market operating under a standard of transmission service comparability. In November 1995, the PJM members filed with the FERC a detailed proposal that offers to all generators and wholesale buyers of electricity a regional energy market and open access to PJM's control area transmission system. Under the proposal, PJM will be transformed into an Independent System Operator (ISO), which will administer a bid-priced energy spot market that will also accommodate bilateral transactions between participants. The ISO will operate the regional energy market and administer transmission service. PJM filed its final plan with FERC on July 24, 1996, with a phased-in implementation planned to begin in January 1997 with transitional planning beginning immediately upon filing.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales decreased 7.3% for the three months ended and increased .8% and 2.5% for the nine and twelve months ended September 30, 1996, respectively, as compared to sales for the corresponding periods in 1995. The decrease in sales for the three months ended September 30, 1996, was primarily attributable to the cooler than average summer weather during the third quarter of 1996, as compared to the hotter than average summer weather during the corresponding period in 1995. Cooling degree hours for the three months ended September 30, 1996, were 38% and 31% below the corresponding period in 1995 and the 20-year average, respectively. The increase in sales for the nine and twelve months ended September 30, 1996, was primarily attributable to the impact of the blizzard-like conditions during the first quarter of 1996 which brought a record amount of snowfall to the Washington, D.C. area, partially offset by the cooler than average summer weather of 1996. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     The 1996 summer peak demand was 5,288 megawatts. This compares with the 1995 summer peak demand of 5,732 megawatts, and the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,576 megawatts. To
                              36

meet the 1996 summer peak demand, the Company had approximately 282 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1%, reflecting continuing success with conservation and energy use management programs and anticipated service area growth trends. The 1995-1996 winter season peak demand of 4,831 megawatts was 3.6% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

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

     The Company invested approximately $36 million in energy conservation programs in the first nine months of 1996 and approximately $100 million during 1995. The Company recovers the costs of its conservation programs in its Maryland jurisdiction through a base rate surcharge which amortizes costs over a five-year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company was awarded a bonus of $8.9 million in 1996, based on 1995 performance, as compared to an $8.7 million bonus awarded in 1995, based on 1994 performance. In the District of Columbia, conservation costs are amortized over 10 years with an accrued return on unamortized costs. It is estimated that, in 1995, peak load reductions of over 600 megawatts were achieved from conservation and energy use management programs and that additional peak load reductions of approximately 430 megawatts will be achieved in the next five years. The Company also estimates that, in 1995, energy savings of more than 1.2 billion kilowatt-hours were realized through operation of its conservation and energy use management programs. See the discussions included in Summary of Significant Accounting Policies, Total Revenue, and Base Rate Proceedings, for additional information.



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

     The Company has implemented cost-effective plans for complying with Phase I of the Acid Rain portion of the Clean Air Act (CAA) which requires the reduction of sulfur dioxide and nitrogen oxides emissions to achieve prescribed standards.
Boiler burner equipment for nitrogen oxides emissions control has been replaced and the use of lower-sulfur coal has been instituted at the Company's Phase I affected stations, Chalk Point and Morgantown. Anticipated capital expenditures for complying with the second phase of the CAA total $112 million over the next five years. The Company's plans call for continued replacement of boiler burner equipment for nitrogen oxides emissions control and further use of lower-sulfur fuel and cofiring with natural gas for sulfur dioxide (SO2) emissions control. If economical, the Company will purchase SO2 emission allowances in lieu of burning lower-sulfur fuel.

     A 32-megawatt municipally financed resource recovery facility in Montgomery County, Maryland, began commercial operation in August 1995. Under the contract covering this project, the Company will initially purchase energy without capacity payment obligations. In addition, the Company has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. The project has been completed and the Panda facility is expected to achieve actual commercial operation during November 1996. For the years 1997 through 2000, the Company estimates that payments for capacity and energy under this agreement will total $42.6 million in 1997, $41.1 million in 1998, $59.3 million in 1999 and $61.6 million in 2000. The Company projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet customers' needs well beyond the year 2000. In 1995, the Maryland Public Service Commission issued an order that requires electric utilities to competitively procure future capacity resources. The Company believes that completion of the first combined-cycle unit at its Station H facility in Dickerson, Maryland, currently scheduled for 2004, is likely to be the most cost-effective alternative for the next increment of capacity. This will add a steam cycle to the two existing combustion turbine units.

SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned nonutility subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 to provide a permanent vehicle for ongoing nonutility investment business. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $394.9 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $189.1 million, $168.4 million and $166.5 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
































Consolidated Statements of Earnings:
-----------------------------------



                                         Three                      Nine                       Twelve
                                      Months Ended               Months Ended               Months Ended
                                      September 30,              September 30,              September 30,
                                 ----------------------     ----------------------     ----------------------
                                   1996         1995          1996         1995          1996         1995
                                 --------     ---------     --------     ---------     --------     ---------

                                                            (Thousands of Dollars)
Income
  Leasing activities             $ 23,256     $  25,181     $ 70,311     $  71,112     $ 99,839     $ 108,749
  Marketable securities             7,991         8,972       25,515        27,540       34,096        36,335
  Other                             5,159           594      (10,324)        2,646      (15,238)          617
                                 --------     ---------     --------     ---------     --------     ---------
                                   36,406        34,747       85,502       101,298      118,697       145,701
                                 --------     ---------     --------     ---------     --------     ---------

Expenses
  Interest                         20,608        22,589       63,581        67,708       87,510        89,939
  Administrative and general        4,395         2,393       13,435         7,821       16,093        10,524
  Depreciation and
    operating                      10,986        20,137       41,882       230,615       53,749       239,581
  Income tax credit                (4,469)       (6,292)     (49,797)      (80,893)     (54,612)      (82,537)
                                 --------     ---------     --------     ---------     --------     ---------
                                   31,520        38,827       69,101       225,251      102,740       257,507
                                 --------     ---------     --------     ---------     --------     ---------
Net earnings (loss) from
  nonutility subsidiary          $  4,886     $  (4,080)<F1>$ 16,401     $(123,953)<F1>$ 15,957     $(111,806)<F1>
                                 ========     =========     ========     =========     ========     =========

Per share contribution
  (reduction) to earnings
                                    $ .04         $(.03)<F1>   $ .14        $(1.05)<F1>   $ .13         $(.95)<F1>
                                    =====         =====        =====        ======        =====         =====

<F1>  Reflects non-recurring, noncash, after-tax charges of $5.2 million
     ($.04 per share) for the three months ended September 30, 1995, and $122.2 million ($1.04 per share) for the nine and twelve months ended September 30, 1995, related to the 1995 decision to exit the aircraft equipment leasing business.








STATISTICAL DATA
----------------

                                             Three Months Ended                  Twelve Months Ended
                                                September 30,                       September 30,
                                      ---------------------------------    -------------------------------------
                                        1996       1995        % Change       1996         1995         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $182,285   $200,045         (8.9)    $  549,110   $  533,645          2.9
    General Service                    373,327    381,957         (2.3)     1,080,575    1,067,488          1.2
    Large Power Service <F1>            11,784     12,275         (4.0)        35,940       36,187         (0.7)
    Street Lighting                      2,998      2,918          2.7         12,402       12,682         (2.2)
    Rapid Transit                        8,605      8,378          2.7         28,939       28,176          2.7
    Wholesale                           33,241     34,680         (4.1)       122,376      112,551          8.7
                                      --------   --------                  ----------   ----------
      System                          $612,240   $640,253         (4.4)    $1,829,342   $1,790,729          2.2
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,782      2,007        (11.2)         6,897        6,518          5.8
    General Service                      4,237      4,503         (5.9)        15,319       15,285          0.2
    Large Power Service <F1>               176        196        (10.2)           696          695          0.1
    Street Lighting                         36         37         (2.7)           164          162          1.2
    Rapid Transit                          114        113          0.9            416          408          2.0
    Wholesale                              639        674         (5.2)         2,574        2,374          8.4
                                      --------   --------                  ----------   ----------
      System                             6,984      7,530         (7.3)        26,066       25,442          2.5
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               8.77       8.50          3.2           7.02         7.04         (0.3)
    -----------------------

  System Peak Demand
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,288        5,732
    Winter                                   -          -                       4,831        4,685

  Net Generation
  --------------
  (Millions of KWH)                      4,860      6,035                      19,197       18,322

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                86         76                          89           84
    Oil (%)                                  7          7                           8            7
    Gas (%)                                  7         17                           3            9

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.82      $1.74                       $1.79        $1.75

  Weather Data
  ------------
    Heating Degree Days                      9         30                       4,570        3,660
    20 Year Average                         21                                  3,978
    Cooling Degree Hours                 5,773      9,336                       9,509       11,198
    20 Year Average                      8,344                                 11,104

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


         (b)  Reports on Form 8-K

              None.































                              42
                           SIGNATURES
                           ----------

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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By       /s/ D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President and
                                  Chief Financial Officer


October 28, 1996
----------------
     DATE





























Exhibit 11         Computations of Earnings Per Common Share
----------         -----------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended September 30, 1996, and the twelve months ended December 31, 1995 and 1994:


                                           September 30,   December 31,    December 31,
                                               1996            1995            1994
                                           -------------   ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,495,471     118,412,478     118,005,847
                                           ============    ============    ============
Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,495,471     118,412,478     118,005,847

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          35,127          38,255          48,110

    Conversion of 7% Convertible
      Debentures                              2,420,799       2,469,639       2,531,244

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       3,392,500
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,343,897     124,312,872     123,977,701
                                           ============    ============    ============

Earnings applicable to common stock        $218,304,000     $77,540,000    $210,725,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              14,000          16,000          20,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,419,000       6,475,000       6,537,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                               $224,737,000     $84,031,000    $217,282,000
                                           ============    ============    ============

Primary earnings per common share                 $1.84           $0.65           $1.79

Fully diluted earnings per common share           $1.81           $0.68           $1.75

The valuation is not required by footnote 2 to paragraph 14 of APB No. 15 for the the twelve months ended September 30, 1996 and December 31, 1994 because it results in dilution of less than 3%.  In addition, this calculation is submitted in accordance with Regulation S-K item 601 (b)(11) although it is contrary to paragraph 40 of APB No. 15 because it produces an antidilutive result for the  twelve months ended December 31, 1995.

Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended
September 30, 1996, and for each of the preceding five years on the basis of parent company operations only, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                              Sept. 30,
                                                 1996        1995        1994        1993        1992        1991
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $218,971    $218,788    $208,074    $216,478    $172,599    $186,813
Taxes based on income                           134,185     129,439     116,648     107,223      76,965      80,988
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          353,156     348,227     324,722     323,701     249,564     267,801
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              147,787     146,558     139,210     141,393     138,097     138,512
  Interest factor in rentals                     23,170      23,431       6,300       5,859       6,140       5,690
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             170,957     169,989     145,510     147,252     144,237     144,202
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $524,113    $518,216    $470,232    $470,953    $393,801    $412,003
                                              =========   =========   =========   =========   =========   =========

Coverage of fixed charges                          3.07        3.05        3.23        3.20        2.73        2.86
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,624     $16,851     $16,437     $16,255     $14,392     $12,298
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.61        1.59        1.56        1.50        1.45        1.43
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $26,765     $26,793     $25,642     $24,383     $20,868     $17,586
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $197,722    $196,782    $171,152    $171,635    $165,105    $161,788
                                              =========   =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                          2.65        2.63        2.75        2.74        2.39        2.55
                                                   ====        ====        ====        ====        ====        ====














Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended
September 30, 1996, and for each of the preceding five years on a fully consolidated basis, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                              Sept. 30,
                                                 1996        1995        1994        1993        1992        1991
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $234,928     $94,391    $227,162    $241,579    $200,760    $210,164
Taxes based on income                            79,573      43,731      93,953      62,145      79,481      80,737
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          314,501     138,122     321,115     303,724     280,241     290,901
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              235,936     238,724     224,514     221,312     226,453     225,323
  Interest factor in rentals                     24,013      26,685       9,938       9,257       6,599       6,080
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             259,949     265,409     234,452     230,569     233,052     231,403
                                              ---------   ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest         (639)       (529)       (521)     (2,059)     (2,200)     (6,542)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $573,811    $403,002    $555,046    $532,234    $511,093    $515,762
                                               ========    ========    ========    ========    ========    ========

Coverage of fixed charges                          2.21        1.52        2.37        2.31        2.19        2.23
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,624     $16,851     $16,437     $16,255     $14,392     $12,298
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.34        1.46        1.41        1.26        1.40        1.38
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $22,276     $24,602     $23,176     $20,481     $20,149     $16,971
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $282,225    $290,011    $257,628    $251,050    $253,201    $248,374
                                               ========    ========    ========    ========    ========    ========
Coverage of combined fixed charges
  and preferred dividends                          2.03        1.39        2.15        2.12        2.02        2.08
                                                   ====        ====        ====        ====        ====        ====











                                                    Exhibit 15




October 28, 1996






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated October 28, 1996, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Forms S-8
filed on September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-61379) on Forms S-3 filed on February 26, 1993 and July 28, 1995, respectively, and in the Joint Proxy Statement/Prospectus constituting part of the Registration Statement (Number 33-64799) on Form S-4 of Constellation Energy Corporation filed on December 7, 1995. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.






