Form 10-K
period 1996-12-31
POTOMAC ELECTRIC POWER CO
filed 1997-02-28
CIK 79732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



For the fiscal year ended December 31, 1996      Commission file number 1-1072
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
                                               ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     .
                                     ---

          As of January 31, 1997, Potomac Electric Power Company had 118,496,828 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $2.9 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1996 Annual Report to shareholders are incorporated by reference into Parts II and IV of this Form 10-K.



                        POTOMAC ELECTRIC POWER COMPANY
                               Form 10-K - 1996

                               TABLE OF CONTENTS
PART I                                                                  Page
  Item 1 - Business                                                     ----
    Proposed Merger ....................................................  5
    General ............................................................  6
    Sales ..............................................................  8
    Capacity Planning ..................................................  9
    Construction Program ............................................... 11
    Fuel ............................................................... 13
    Regulation ......................................................... 17
    Rates .............................................................. 17
    Competition ........................................................ 21
    Environmental Matters .............................................. 22
    Labor .............................................................. 27
    Nonutility Subsidiary .............................................. 27
  Item 2 - Properties .................................................. 30
  Item 3 - Legal Proceedings ........................................... 31
  Item 4 - Submission of Matters to a Vote of Security Holders ......... 31

PART II
  Item 5 - Market for the Registrant's Common Equity and Related
             Stockholder Matters ....................................... 32
  Item 6 - Selected Financial Data ..................................... 33
  Item 7 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................. 33
  Item 8 - Financial Statements and Supplementary Data ................. 33
  Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................. 33

PART III
  Item 10 - Directors and Executive Officers of the Registrant ......... 34
  Item 11 - Executive Compensation ..................................... 39
  Item 12 - Security Ownership of Certain Beneficial Owners and
              Management................................................ 48
  Item 13 - Certain Relationships and Related Transactions ............. 49

PART IV
  Item 14 - Exhibits, Financial Statement Schedule and Reports on
              Form 8-K ................................................. 50
    Schedule VIII - Valuation and Qualifying Accounts .................. 58

  Signatures ........................................................... 59

    Exhibit 11    - Computations of Earnings Per Common Share .......... 61
    Exhibit 12    - Computation of Ratios .............................. 62
    Exhibit 21    - Subsidiaries of the Registrant ..................... 64
    Exhibit 23    - Consent of Independent Accountants ................. 65
    Report of Independent Accountants on Consolidated Financial
      Statement Schedule ............................................... 66



                                       3












                                PAGE LEFT BLANK

                                 INTENTIONALLY












Part I
------

Item 1    BUSINESS
------    --------

PROPOSED MERGER
---------------

      Shareholders of Potomac Electric Power Company (the Company, PEPCO) and Baltimore Gas and Electric Company (BGE), at separate special meetings during March 1996, approved a proposed merger (the Merger) to form Constellation Energy Corporation (Constellation Energy). The Company and BGE filed a joint Application for Authorization and Approval of the Merger with the Federal Energy Regulatory Commission (FERC) on January 11, 1996, and with the Maryland and District of Columbia Public Service Commissions on April 8, 1996. On July 31, 1996, FERC set the application for hearing on the issue of whether the Merger would impact competition. Hearings began on October 21, 1996, and the Administrative Law Judge certified the record to the Commission on October 25, 1996. The case was placed before FERC for decision in December 1996. The Maryland Commission conducted hearings during June, September and December 1996. The case was placed before the Maryland Commission for decision in January 1997. A prehearing conference was conducted by the District of Columbia Commission in May 1996 and a procedural schedule was published in July 1996. The hearings, which were originally scheduled to take place in December 1996, have been rescheduled for February 1997. The case is expected to be before the District of Columbia Commission for decision in March 1997. On January 29, 1997, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act was terminated and the parties may close the Merger after regulatory approvals from other federal and state agencies are received. The Nuclear Regulatory Commission has approved the transfer of BGE's ownership interest in the operating licenses for the two generating units at the Calvert Cliffs Nuclear Power Plant to Constellation Energy at the effective time of the Merger. In addition, the State Corporation Commission of Virginia has approved the Merger. The Merger also requires approval from the Pennsylvania Public Utility Commission. Completion of the approval process is expected to take until the end of the first quarter of 1997.

      The combination of the Company and BGE will create a larger, stronger company better able to maintain the low costs which will be essential to compete effectively in the future, and better able to contribute to economic and job development in the area. The Merger will result in lower operating costs than either company could produce alone. Over the first 10 years following the Merger, Constellation Energy expects to achieve net merger-related savings of $1.3 billion. Additional information regarding the Merger is presented in Note 13 of "Notes to Consolidated Financial Statements" incorporated by reference in Item 8.



GENERAL
-------

      The Company, which was incorporated in the District of Columbia in 1896 and in the Commonwealth of Virginia in 1949, is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C. metropolitan area. The Company's retail service territory includes the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland. The area served at retail covers approximately 640 square miles and had a population of approximately 1.9 million at the end of 1996 and 1995. The Company also sells electricity, at wholesale, to Southern Maryland Electric Cooperative, Inc. (SMECO), which distributes electricity in Calvert, Charles, Prince George's and St. Mary's counties in southern Maryland. During 1996, approximately 59% of the Company's revenue was derived from Maryland sales (including wholesale) and 41% from sales in the District of Columbia. About 30% of the Company's revenue was derived from residential customers, 63% from sales to commercial and government customers and 7% from sales at wholesale. Approximately 14% and 3% of 1996 revenue were derived from sales to the U.S. and D.C. governments, respectively.

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

      On July 24, 1996, nine of 10 PJM member companies, excluding PECO Energy Company (PECO), filed, with the FERC, a comprehensive proposal to establish an Independent System Operator (ISO) which would administer transmission service under a PJM control area transmission tariff and operate the energy market in a manner that assures comparable treatment for all participants. In early August 1996, PECO filed a competing plan, opposing certain key features of the previous proposal. On November 13, 1996, the FERC found that it could not accept either proposal and ordered the PJM members to amend its proposals to comport with Order No. 888 regarding open access tariffs and to attempt to reach a consensus with other stakeholders. On December 31, 1996, the PJM member companies filed a joint response to the FERC's order, which would, if accepted, establish a single poolwide transmission tariff and modify the membership and governance provisions of the PJM agreement. This compliance filing is intended as an interim solution until a more comprehensive proposal can be developed. These changes are not expected to have a material effect on the operating results of the Company.



                                       6



      Additional information concerning the restructuring of the bulk power market is presented in Management's Discussion and Analysis incorporated by reference in Item 7.










SALES
-----

      The following data present the Company's sales and revenue by class of service and by customer type, including data as to sales to the United States and District of Columbia governments.

                                               1996        1995        1994
                                            ----------  ----------  ----------
          Electric Energy Sales                (Thousands of Kilowatt-hours)
          ---------------------
          Kilowatt-hours Sold - Total       25,899,889  25,910,047  25,546,210
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service              6,882,313   6,720,267   6,586,970
            General service                 15,185,506  15,448,416  15,345,484
            Large power service (a)            686,713     703,416     683,762
            Street lighting                    163,536     162,897     162,439
            Rapid transit                      411,577     409,837     404,634
            Wholesale                        2,570,244   2,465,214   2,362,921

          By Type of Customer -
            Residential                      6,868,516   6,706,775   6,574,199
            Commercial                      11,711,865  11,861,248  11,685,351
            U.S. Government                  3,902,378   3,998,052   4,009,810
            D.C. Government                    846,886     878,758     913,929
            Wholesale                        2,570,244   2,465,214   2,362,921


          Electric Revenue                        (Thousands of Dollars)
          ----------------
          Sales of Electricity - Total (b)  $1,824,741  $1,813,790  $1,783,064
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service             $  549,147  $  544,517  $  525,660
            General service                  1,076,602   1,075,142   1,066,710
            Large power service (a)             35,667      36,183      35,701
            Street lighting                     12,469      12,555      13,783
            Rapid transit                       28,707      28,276      27,892
            Wholesale                          122,149     117,117     113,318

          By Type of Customer -
            Residential                     $  548,108  $  543,532  $  524,738
            Commercial                         852,497     848,892     834,323
            U.S. Government                    250,422     252,144     254,030
            D.C. Government                     51,565      52,105      56,655
            Wholesale                          122,149     117,117     113,318

  (a) Large power service customers are served at a voltage of 66KV or higher.
  (b) Exclusive of Other Electric Revenue (000s omitted) of $10,116 in 1996, $8,642 in 1995 and $7,536 in 1994.


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

CAPACITY PLANNING
-----------------
General
-------

      During the period 1997 through 2006 the Company estimates that its peak demand will grow at a compound annual rate of approximately 1.5%. Based upon average weather conditions, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade. The Company's ongoing strategies to meet the increasing energy needs of its customers include demand side management (DSM) and energy use management (EUM) programs which are designed to curb growth in peak demand. The need for new capacity has been further reduced by programs to maintain older generating units to ensure their continued efficiency over an extended life and the cost-effective purchase of capacity and energy.

Conservation
------------

      Cost-effective conservation programs have been a major component of the Company's success in limiting the need for new construction during the past decade.

      The Company's DSM and EUM programs are designed to curb growth in demand in order to defer the need for construction of additional generating capacity and to cost-effectively increase the efficiency of energy use. To reduce the near-term upward pressure on customer rates and bills, the Company has, since 1994, phased out several conservation programs and reduced rebate levels for others. By narrowing its conservation offerings and limiting conservation spending, the Company expects to continue to encourage its customers to use energy efficiently without significantly increasing electricity prices. In a June 1995 order, the Public Service Commission of the District of Columbia adopted a DSM spending cap for the four-year period 1995 through 1998. The Company continues to manage its existing portfolio of DSM programs to ensure that the costs of these programs do not exceed the spending limit. In December 1996, the Company announced the suspension of the New Building Design Program in the District of Columbia because current commitments for rebates are projected to reach the spending limit for commercial programs. In addition, the Company has not accepted new applications in the Custom Rebate Program since its suspension in November 1994. Remaining allowable expenditures under the DSM spending cap totaled $15 million at December 31,


1996. The Company expects to realize approximately 80% of the previously estimated benefits from its demand side management programs for approximately 45% of the previously estimated costs.

      During 1996, the Company invested approximately $27 million in Maryland DSM programs. The Company recovers the costs of Maryland DSM programs through a base rate surcharge which amortizes costs over a five-year period and permits the Company to earn a return on its DSM investment while receiving compensation for lost revenue. In addition, when energy savings exceed annual goals, the Company earns a bonus. The Company was awarded a bonus of $8.9 million in 1996, based on 1995 performance, which followed bonuses of $8.7 million in 1995, based on 1994 performance and $5 million in 1994, based on 1993 performance. Maryland DSM program goals for 1996 have been reduced to reflect lower DSM expenditures. Consequently, the performance bonus in 1997 is expected to be significantly lower than amounts awarded for performance in prior years.

      Investment in District of Columbia DSM programs totaled approximately $18 million in 1996. These DSM costs are amortized over 10 years with an accrued return on unamortized costs. In June 1995, the Commission adopted a base rate surcharge for the recovery of actual DSM costs prudently incurred since June 30, 1993; prior to this decision, DSM costs had been considered in base rate cases. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Remaining allowable expenditures under the spending cap totaled $15 million at December 31, 1996. Pre-July 1993 DSM costs receive base rate treatment. This surcharge includes both a conservation expenditure component and a component for recovering certain expenditures associated with complying with the Clean Air Act Amendments of 1990. The conservation component is updated annually in the spring of each year, while the Clean Air Act component is updated quarterly. On June 3, 1996, the Company filed an application with the District of Columbia Public Service Commission requesting approval for an updated conservation component to reflect the recoverable DSM costs expended during 1995. The proposed rate is expected to increase annual revenue by approximately $8 million. No action has been taken by the District of Columbia Public Service Commission on the proposed surcharge rate.

      In 1996, approximately 160,000 customers participated in continuing EUM programs which cycle air conditioners and water heaters during peak periods. In addition, the Company operates a commercial load program which provides incentives to customers for reducing energy use during peak periods. Time-of-use rates have been in effect since the early 1980s and currently approximately 60% of the Company's revenue is derived from time-of-use rates.

      It is estimated that peak load reductions of nearly 700 megawatts have been achieved to date from DSM and EUM programs and that additional peak load reductions of approximately 400 megawatts will be achieved in the next five years. The Company also estimates that, in 1996, energy savings of more than
1.6 billion kilowatt-hours have been realized through operation of its DSM and


EUM programs. During the next five years, the Company's projected costs for conservation programs that encourage the efficient use of electric energy and reduce the need to build new generating facilities total $330 million ($55 million in 1997).

      Although the Company is continuing its DSM and EUM efforts, new sources of supply will be needed to assure the future reliability of electric service to the Washington area beyond the year 2000. These new sources of supply will be provided through the Company's plans for purchases of capacity and energy and through its ongoing construction program.

Purchase of Capacity and Energy
-------------------------------

      Throughout 1996, the Company purchased energy from Ohio Edison under the Company's 1987 long-term capacity purchase agreements with Ohio Edison and APS, and from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement for a 32-megawatt Montgomery County Resource Recovery Facility. Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. Capacity payments for the Montgomery County Resource Recovery facility are not expected to commence until after the year 2000. In August 1996, the Company began purchasing energy from the Panda Brandywine L.P. (Panda) facility, pursuant to a 25-year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. The Panda facility achieved full commercial operation in October 1996. Capacity payments under this agreement commence in January 1997.

      The Company has a purchase agreement with Southern Maryland Electric Cooperative, Inc. (SMECO), through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility.

      In October 1996, the Company began selling capacity to GPU, Inc. in the amount of 100 megawatts during both October and November 1996 and 90 megawatts for December 1996. Capacity sales are expected to continue during 1997.

CONSTRUCTION PROGRAM
--------------------

      The Company carries on a continuous construction program, the nature and extent of which is determined by the Company's strategic planning process which integrates supply-side and demand-side resource options.

      From January 1, 1994, to December 31, 1996, the Company made property additions, net of an Allowance for Funds Used During Construction (AFUDC) and Capital Cost Recovery Factor (CCRF), of $686 million (of which $180 million were made in 1996) and had property retirements of $117 million (of which $31 million were made in 1996).


      The Company's current construction program calls for estimated expenditures, excluding AFUDC and CCRF, of $215 million in 1997, $230 million in 1998, $235 million in 1999, $245 million in 2000 and $280 million in 2001, an aggregate of $1.2 billion for the five-year period. AFUDC and CCRF are estimated to be $16 million in 1997, $17 million in 1998, $18 million in 1999, $21 million in 2000 and $27 million in 2001. The 1997-2001 construction program includes approximately $590 million for generating facilities (including $18 million for Clean Air Act compliance), $60 million for transmission facilities, $551 million for distribution, service and other facilities, and $4 million associated with the Company's energy use management programs. The Company plans to finance its construction program primarily through funds provided by operations. Actual construction expenditures and activity during the period 1997 through 2001 may vary from projections once the Merger with BGE becomes effective.

      The construction program includes amounts for the construction of facilities that will not be completed until after 2001. Although the program includes provision for escalation of construction costs, generally at an annual rate of 3.5%, the aggregate budget for long lead time projects will increase or decrease depending upon the actual rates of inflation in construction costs. The program is reviewed continually and is revised as appropriate to reflect changes in projections of demand, consumption patterns and economic trends.

      The Clean Air Act Amendments of 1990 (CAA) require utilities to reduce emissions of sulfur dioxide and nitrogen oxides in two phases, January 1995 (Phase I) and January 2000 (Phase II). The Company has implemented cost-effective plans for complying with Phase I of the Acid Rain portion of the CAA which requires the reduction of sulfur dioxide and nitrogen oxides emissions to achieve prescribed standards. Boiler burner equipment for nitrogen oxides emissions control has been installed and the use of lower-sulfur coal has been instituted at the Company's Phase I affected stations, Chalk Point and Morgantown. Anticipated capital expenditures for complying with the second phase of the CAA total $18 million over the next five years. Plans for complying with the second phase of the CAA are being reviewed in anticipation of the pending Merger with BGE. If economical, continued use of lower-sulfur coal, cofiring with natural gas and the purchase of sulfur dioxide (SO2) emission allowances is expected. Nitrogen oxides emissions reductions will be achieved by installing control equipment in the most cost-effective manner after considering the characteristics of each of the merged company's boilers. In addition to the Acid Rain portion of the CAA, the State of Maryland and District of Columbia are required, by Title I of the CAA, to achieve compliance with ambient air quality standards for ground-level ozone. This provision is likely to result in further nitrogen oxides emissions reductions from the Company's boilers; however, the extent of reductions and associated cost cannot be estimated at this time.

      Installation of scrubbers is not contemplated for the Company's wholly owned plants. Both the District of Columbia and Maryland commissions have approved the Company's plans for meeting Phase I requirements including cost recovery of investment and inclusion of emission allowance expenses in the Company's fuel adjustment clause.


      The Company owns a 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania. Nitrogen oxides emissions reduction equipment and flue gas desulfurization equipment have been installed at the station for compliance with Phase I of the CAA. The Company's share of the construction costs for this equipment was $36.2 million. As a result of installing the flue gas desulfurization equipment, the station has received additional SO2 emission allowances. The Company's share of these bonus allowances will be used to reduce the need for lower-sulfur fuel at its other plants.

FUEL
----

      For customer billing purposes, all of the Company's kilowatt-hour sales are covered by separately stated fuel rates (see Item 8 - Note 2 of "Notes to Consolidated Financial Statements").

      The ages of the Company's generating units, all of which are in operation, are presented in the table below.

        Generating           Number           Age
         Station          of Units (a)      (Years)          Service Type
      --------------      ------------      -------      --------------------

      Benning                  2             24-28       Cycling
      Buzzard Point           16               28        Peaking
      Potomac River           2/3            39-47       Cycling/Base
      Dickerson               3/3             3-37       Base/Peaking
      Chalk Point            2/2/7(b)         5-32       Base/Cycling/Peaking
      Morgantown              2/6            23-26       Base/Peaking

      (a) By service type.
      (b) Includes a combustion turbine unit owned by SMECO and operated by the Company.

Since the 1970s, the Company has conducted continuing programs to extend the useful lives of generating units and to ensure their continued availability and efficiency.


      The Company's generating units burn only fossil fuels. The principal fuel is coal. The Company owns no nuclear generation facilities. The following table sets forth the quantities of each type of fuel used by the Company in the years 1996, 1995 and 1994 and the contribution, on the basis of Btus, of each fuel to energy generated.

                                     1996           1995           1994
                                -------------- -------------- --------------
                                          % of           % of           % of
                                Quantity  Btu  Quantity  Btu  Quantity  Btu
                                -------- ----- -------- ----- -------- -----

          Coal
            (000s net tons)       6,224   89.7   6,312   85.4   5,788   76.1
          Residual oil
            (000s barrels)        1,365    4.8   1,348    4.4   4,868   15.7
          Natural gas
            (000s dekatherms)     6,111    3.4  16,387    8.5  10,780    5.5
          No. 2 fuel oil
            (000s barrels)          657    2.1     580    1.7     919    2.7


      The following table sets forth the average cost of each type of fuel burned, for the years shown.

                                                1996     1995     1994
                                               ------   ------   ------

          Coal:           per ton              $42.17   $41.84   $44.39
                          per million Btu        1.62     1.60     1.73
          Residual oil:   per barrel            20.04    18.01    15.31
                          per million Btu        3.19     2.88     2.44
          Natural gas:    per dekatherm          2.92     2.10     2.49
                          per million Btu        2.92     2.10     2.49
          No. 2 fuel oil: per barrel            25.34    23.71    24.34
                          per million Btu        4.34     4.06     4.17

      The average cost of fuel burned per million Btu was $1.80 in 1996, compared with $1.74 in 1995 and $1.95 in 1994. The 1996 system average unit fuel cost increased by approximately 3% which was primarily the result of the increase in the cost of residual oil and an increase in the percent of residual oil contribution to the fuel mix. The decrease of approximately 11% in the 1995 system average unit fuel cost compared with the 1994 system average resulted from increased use of lower-cost coal and gas and decreased net generation. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix. The decrease in the percent of gas burned in 1996 reflects the increased price of gas and the increased usage of lower-cost coal. The increase in the percent of gas burned in 1995 reflects the decreased price of gas and the increased price of oil.



      Ten of the Company's 16 steam-electric generating units can burn only coal; two can burn only residual oil; two can burn either coal or residual oil or a combination of both and two units can burn either residual oil or natural gas. Those units capable of burning either coal or residual oil normally burn coal as their primary fuel. The Company also has combustion turbines, some of which can burn only No. 2 fuel oil, and others which can burn natural gas or No. 2 fuel oil. The following table provides details of the Company's generating capability from the standpoint of plant configuration as well as actual energy generation (see Item 2 - Properties for additional information on type of fuel used in generating facilities).

                                        Net Generating          Net
                                        Capability and        Energy
                                      Purchased Capacity     Generated
                                      ------------------ ------------------

                                      1996  1995  1994   1996   1995   1994
                                      ----  ----  ----   ----   ----   ----
       Steam Generation

         Dual fuel units, capable
           of burning coal, residual
           oil or a combination of
           coal and residual oil....   17%   18%   17%    33%    29%    28%

         Units capable of burning
           coal only................   28%   28%   28%    45%    46%    43%

         Units capable of burning
           residual oil only........    8%    8%    8%     1%     1%     1%

         Units capable of burning
           residual oil or natural
           gas......................   18%   19%   18%     4%     6%    12%

       Combustion Turbines

         Units capable of burning
           No. 2 fuel oil only......    8%    9%    9% )
         Units capable of burning                      )   1%     3%     3%
           No. 2 fuel oil or natural                   )
           gas......................   11%   11%   11% )

       Purchased capacity...........   10%    7%    9%    16%(a) 15%(a) 13%(a)

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

      The Company has numerous coal contracts with various expiration dates through 2003 for aggregate annual deliveries of approximately 3.2 million tons. Deliveries under these contracts are expected to provide approximately 54% of the estimated system coal requirements in 1997. Approximately 46% of the estimated system coal requirements in 1997 will be purchased under shorter term agreements and on a spot basis from a variety of suppliers. Each of the Company's longer term coal contracts, which are not fixed price contracts, contains price escalation/de-escalation provisions whereby the adjusted base price to-be-paid to the supplier for coal received by the Company is adjusted on a quarterly basis. Contract price adjustments are calculated according to changes in the contract specified published indices and are limited by current spot market prices.

      Most of the coal currently used by the Company is deep mined in Pennsylvania, West Virginia and Maryland. The Company believes that it will be able to continue to obtain the quantities of coal needed to operate at its current fuel mix objective. The costs of coal to the Company may be affected by increases in the costs of production, including the costs of complying with federal legislation (such as amendments to the CAA, discussed above, the costs of surface mining reclamation and black lung benefits), the imposition of (or changes in) state severance taxes and by modification of contracts with Conrail, CSX Transportation and Norfolk Southern which cover all of the coal movements to the Company's generating stations.

      The Company purchases both domestically refined and imported residual oil. Residual oil is purchased under one two-year and two one-year contracts. Prices under the contracts are determined by reference to base contract prices, as adjusted to reflect current market prices. Prior to expiration of the contracts, the Company expects to solicit bids for new contracts to supply its residual oil requirements. The Company also purchases No. 2 fuel oil under three one-year contracts.

      Certain units at the Company's Chalk Point and Dickerson Generating Stations are capable of burning natural gas as well as oil. The Company has a contract with Washington Gas Light Company to purchase natural gas for Chalk Point extending through December 1998. In addition, the Company actively pursues spot market natural gas purchases when there is economic benefit. The Company has a one-year contract with Eastern Energy Marketing for the Dickerson combustion turbine units through March 31, 1997. Both contracts are for an interruptible supply of natural gas with provisions for price review and adjustment each month. The actual use of natural gas for these units will be dependent upon operational requirements, the relative costs of natural gas and oil, and the availability of natural gas.



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

      The Company's operations are subject to certain portions of the National Energy Act designed to promote the conservation of energy and the development and use of more plentiful domestic fuels through various regulatory and tax provisions. The legislation, among other things, requires states to develop residential energy conservation plans and requires utilities to enter into cogeneration purchases with operators of qualified facilities. To date, this legislation has fostered nonutility generation (cogeneration and solid waste fired generation) supplying the Company with approximately 270 megawatts.

RATES
-----
General
-------

      The Company's retail rates for electric service in Maryland and the District of Columbia are based on allowed rates of return on the Company's jurisdictional original cost rate base investments as determined in base rate proceedings before the regulatory commissions by reference to the test periods used in setting rates. Rate base in each of these jurisdictions generally has included (1) the Company's full investments in Electric Plant in Service (net of depreciation, certain pre-1981 investment tax credits and plant related deferred income taxes) and the pollution control portion of Construction Work in Progress (CWIP), (2) inventories of fuels and other materials and supplies and (3) an allowance for cash working capital. The Company has employed, since 1978, Allowance for Funds Used During Construction (AFUDC) accounting. In general, the Company capitalizes AFUDC with respect to investments in CWIP with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. The jurisdictional AFUDC capitalization rates are determined on a gross basis pursuant to formulas prescribed by the FERC. The effective capitalization rates were approximately 7.4% in 1996, 7.9% in 1995 and 7.6% in 1994, compounded semiannually. In Maryland, the Company accrues a capital cost recovery factor
(CCRF) on the retail jurisdictional portion of certain pollution control expenditures related to compliance with the CAA. The base for calculating this return is the amount by which the Maryland jurisdictional CAA expenditure balance exceeds the CAA balance being recovered in rate base in the Company's most recently completed base rate proceeding. The CCRF rate for Maryland is 9.46%. In the District of Columbia, the carrying costs of CAA expenditures not in rate base are recovered through a base rate surcharge.



      Rate orders received by the Company during the past three years provided for changes in annual base rate revenue as shown in the table below. At December 31, 1996, there were no base rate proceedings filed nor pending approval by any of the Company's retail or wholesale regulatory commissions.

                                       Rate
                                    (Decrease)
                                     Increase       %          Effective
          Regulatory Jurisdiction     ($000)      Change         Date
          -----------------------   ----------   ---------   ---------------
          Federal-Wholesale          $(2,000)      (1.7)     January 1996
          District of Columbia        27,900        3.8      July 1995
          Federal-Wholesale            2,300        1.8      January 1995
          District of Columbia        26,700        3.9      March/June 1994
          Federal-Wholesale            2,600        2.3      January 1994
          Maryland                    27,000        3.0      November 1993


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

      Effective August 27, 1996, the Maryland DSM surcharge tariff was increased, providing approximately $18 million annually in increased revenue. The surcharge includes provisions for the recovery of lost revenue, amortization of pre-1996 actual program expenditures plus the initial amortization of 1996 projected program costs, a capital cost recovery factor of 9.46% on unamortized balances and an incentive of $8.9 million awarded for exceeding 1995 energy saving goals. Previously, incentives of $8.7 million and $5 million were awarded for exceeding 1994 and 1993 energy saving goals, respectively. Maryland DSM program goals for 1996 have been reduced to reflect lower DSM expenditures. Consequently, the performance bonus in 1997 is expected to be significantly lower than amounts awarded for performance in prior years.



      On November 8, 1996, the Company filed a request with the Maryland Public Service Commission for approval of a purchased capacity surcharge, which is designed to recover changes in the level of purchased capacity costs from levels included in base rates. The filing was made to recover capacity payments under the Panda contract, which commenced January 1, 1997. The estimated 1997 Maryland portion of these payments is $10.5 million. On January 8, 1997, the Maryland Public Service Commission suspended the Company's request for a period of 90 days from January 8, 1997, or until the date of a Commission Order in the Joint Application for Authorization and Approval of the Merger with BGE, whichever comes first. The District of Columbia portion of the Panda capacity costs will be recovered through the existing fuel adjustment clause.

District of Columbia
--------------------
      In Formal Case No. 939, the Commission, in June 1995, authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 11, 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective DSM programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual DSM program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a capital cost recovery factor computed at the authorized rate of return. The initial rate, which reflects actual costs expended from July 1993 through December 1994, resulted in additional annual revenue of approximately $15 million. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through the surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years. On June 3, 1996, the Company filed an Application for Authority with the Commission to revise its ECRR. The proposed rate, which reflects actual costs expended during 1995, is expected to increase annual revenue by approximately $8 million. No action has been taken by the District of Columbia Public Service Commission on the revised ECRR. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Pre-July 1993 conservation costs receive base rate treatment. The Commission previously authorized an increase in base rate revenue of $23.2 million effective March 16, 1994, and $2.2 million effective June 5, 1994. A further base rate increase of $1.3 million was authorized pursuant to a May 1994 order on reconsideration of the Commission's March 1994 rate order.



Wholesale
---------

      The Company has a 10-year full service power supply contract with SMECO, a wholesale customer. The contract period is to be extended for an additional year on January 1 of each year, unless notice is given by either party of termination of the contract at the end of the 10-year period. The full service obligation can be reduced by SMECO by up to 20% of its annual requirements with a five-year advance notice for each such reduction. SMECO rates were increased by $2.3 million and $2.6 million effective January 1, 1995 and 1994, respectively. Pursuant to a new agreement with SMECO for the years 1996 through 1998, a rate reduction of $2 million from the 1995 rate
level became effective January 1, 1996, with an   additional $2.5 million rate
reduction scheduled to become effective January 1, 1998. SMECO has agreed not to give the Company a notice of reduction or termination of service prior to December 15, 1998.

Interchange of Power
--------------------

      The Company's generating and transmission facilities are interconnected with those of other members of the PJM power pool and other utilities. The pricing of most PJM-dispatched internal economy energy transactions is based upon "split savings" whereby such energy is priced halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy.

      On July 24, 1996, nine of the 10 PJM member companies (the Supporting Companies), excluding PECO, filed, with the FERC, a comprehensive proposal including the contracts and tariff that would establish an Independent System Operator (ISO) to administer transmission service under a PJM control area transmission tariff and operate the energy market in a manner that assures comparable treatment for all participants. Under the Supporting Companies' proposal, reliability of the pool will be maintained under an installed capacity obligation. The ISO will administer a bid-priced energy spot market that will also accommodate bilateral transactions, and the ISO will provide transmission service on a poolwide basis. In early August 1996, PECO filed a competing plan opposing certain key features of the Supporting Companies' proposal.

      On November 13, 1996, the FERC found that it could not accept either the Supporting Companies' proposal or PECO's opposing proposal. Consequently, FERC ordered the PJM members to amend its proposals to comport with Order No. 888 on ISOs and to attempt to reach a consensus with other stakeholders. If PJM members could not comply with this order by December 31, 1996, FERC required, at a minimum, that PJM file a poolwide pro forma open access transmission tariff by December 31, 1996, and amend existing PJM pooling agreements for compatibility with the Order. On December 31, 1996, the PJM member companies filed a joint response to FERC's Order. This compliance filing, if accepted, establishes a single poolwide transmission tariff and modifies the membership and governance provisions of the PJM agreement. The PJM members noted areas of disagreement in the filing and indicated that the compliance filing was an interim solution until a more comprehensive proposal could be developed. These changes are not expected to have a material effect on the operating results of the Company.

      In addition to interchange with PJM, the Company is actively participating in the emerging bilateral energy sales marketplace. The Company's wholesale power sales tariff allows both sales from Company-owned generation and sales of energy purchased by the Company from other market participants. Over 40 utilities and marketers have executed service agreements allowing them to arrange purchases under this tariff. The Company has also executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. These agreements greatly expand the opportunities for economic transactions. During 1996, the Company entered into purchases, sales, and purchase-for-resale agreements producing approximately $11 million in savings that are passed along to customers.

      Throughout 1996, the Company purchased energy from Ohio Edison under the Company's 1987 long-term capacity purchase agreements with Ohio Edison and APS, and from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement for a 32-megawatt Montgomery County Resource Recovery Facility. Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. Capacity payments for the Montgomery County Resource Recovery facility are not expected to commence until after the year 2000. In August 1996, the Company began purchasing energy from the Panda Brandywine L.P. (Panda) facility, pursuant to a 25-year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. The Panda facility achieved full commercial operation in October 1996. Capacity payments under this agreement commence in January 1997. The capacity expense under these agreements, including an allocation of a portion of Ohio Edison's fixed operating and maintenance costs, totaled $120 million in 1996. Commitments under these agreements are estimated at $141 million in 1997, $139 million in 1998, $200 million in 1999 and 2000 and $211 million in 2001.

      The Company has a purchase agreement with Southern Maryland Electric Cooperative, Inc. (SMECO), through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is approximately $5.5 million per year.

COMPETITION
-----------

      The electric utility industry is subject to increasing competitive pressures, stemming from a combination of increasing independent power production and regulatory and legislative initiatives intended to increase bulk power competition, including the Energy Policy Act of 1992. Since the early 1980s, the Company has pursued strategies which achieve financial flexibility through conservation and energy use management programs, extension of the useful life of generating equipment, cost-effective purchases of capacity and energy and preservation of scheduling flexibility to add new generating capacity in relatively small increments. The Company serves a unique and stable service territory and is a low-cost energy producer with customer prices which compare favorably with regional and national averages.

      Pursuant to an August 1995 order in a generic proceeding dealing with electric industry structure and the advent of competition, the Maryland Public Service Commission found that competition at the wholesale level holds the greatest potential for producing significant benefits, while competition at the retail level would carry many potential problems and difficult-to-find solutions. The Commission stated that it was intrigued by a restructuring concept suggested by the Company, which calls for functionally dividing the utility into generation and transmission/distribution segments. The Commission encouraged the Company to develop the concept further and suggested that other electric utilities in the state develop similar proposals specific to their competitive positions. In October 1996, the Maryland Commission reopened a generic proceeding to review regulatory and competitive issues affecting the electricity industry. The Commission cited the evolving nature of the electric industry as the basis for continuing its investigation. As part of this investigation, the Commission directed its Staff to submit a report on or before May 31, 1997, containing, among other things, recommendations regarding regulatory and competitive issues facing the electric industry in Maryland. The Commission also directed the four major electric utilities in Maryland to prepare unbundled cost studies and model unbundled retail service tariffs prior to August 1, 1997. The District of Columbia Public Service Commission initiated a proceeding to investigate issues regarding electricity industry structure and competition in late 1995. In September 1996, the Commission issued an order designating the issues to be examined in the proceeding. Initial comments regarding the designated issues were filed with the Commission in January 1997, with reply comments due in March 1997.

      Additional information concerning competition is presented in Management's Discussion and Analysis incorporated by reference in Item 7.

ENVIRONMENTAL MATTERS
---------------------
General
-------

      The Company is subject to federal, state and local legislation and regulation with respect to environmental matters, including air and water quality and the handling of solid and hazardous waste. Air quality requirements relate to both ambient air quality and emissions from facilities, including particulate matter, sulfur dioxide, nitrogen oxides, carbon monoxide, volatile organic compounds and visible emissions. Water quality requirements relate to intake and discharge of water from facilities, including water used for cooling purposes in electric generating facilities. Waste requirements relate to the generation, treatment, storage, transportation and disposal of specified wastes. Compliance with such requirements may limit or prevent certain operations or substantially increase the cost of construction and operation of the Company's existing and future generating installations. The Company has expended approximately $621 million through December 31, 1996, for the construction of pollution control facilities. The $590 million 1997-2001 construction program for generating facilities includes estimated provisions for pollution control facilities, including expenditures for CAA compliance, of $21 million for 1997, $36 million for 1998, $35 million for 1999, $20 million for 2000 and $29 million for 2001. The Company is unable to predict the future course of environmental regulations generally, the manner in which compliance with such regulations will be required, the availability of technology to meet such regulations and any budget amendments which may be required to recognize the costs which may ultimately be associated with such compliance.

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

      In 1990, Congress enacted amendments to the CAA that require the reduction of sulfur dioxide and nitrogen oxides emissions from electric generating units. The Company cannot fully predict the financial and operating effects of this new legislation until all of the related implementing regulations are adopted by EPA and by appropriate agencies in each of the jurisdictions where the Company's generating facilities are located. However, the Company has implemented cost-effective plans for complying with Phase I of the Acid Rain portion of the CAA which requires the reduction of sulfur dioxide and nitrogen oxides emissions to achieve prescribed standards. Boiler burner equipment for nitrogen oxides emissions control has been installed and the use of lower-sulfur coal has been instituted at the Company's Phase I affected stations, Chalk Point and Morgantown. Anticipated capital expenditures for complying with the second phase of the CAA total $18 million over the next five years. Plans for complying with the second phase of the CAA are being reviewed in anticipation of the pending Merger with BGE. If economical, continued use of lower-sulfur coal, cofiring with natural gas and the purchase of sulfur dioxide (SO2) emission allowances is expected. Nitrogen oxides emissions reductions will be achieved by installing control equipment in the most cost-effective manner after considering the characteristics of each of the merged company's boilers.

      In addition to the Acid Rain portion of the CAA, the State of Maryland and District of Columbia are required, by Title I of the CAA, to achieve compliance with ambient air quality standards for ground-level ozone. This provision is likely to result in further nitrogen oxides emissions reductions from the Company's boilers; however, the extent of reductions and associated cost cannot be estimated at this time.


      Maryland, the District of Columbia and Northern Virginia are members of the Ozone Transport Commission, established by the CAA for the purpose of developing a regional solution to attainment of the ambient ozone standard in the northeastern United States. The Company has implemented a cost-effective approach for complying with state rules under Title I of the CAA which required the retrofit of existing generating units with Reasonably Available Control Technology (RACT) for nitrogen oxides control. The Company cannot predict the impact of future standards which may be required under Title I.

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

Water Quality
-------------

      The Company's generating stations operate under National Pollutant Discharge Elimination System (NPDES) permits. A NPDES renewal application submitted in July 1993 for the Benning station is pending. NPDES permits were issued for the Potomac River station in February 1994, the Morgantown station in February 1995, the Dickerson station in August 1996 and the Chalk Point station in September 1996.

      The Maryland Department of the Environment promulgated regulations effective April 16, 1990, that, among other things, set numeric criteria for toxic substances in surface waters. These criteria, if incorporated into the NPDES permits for the Company's Chalk Point, Morgantown and Dickerson generating stations, had the potential to cause the Company to incur significant costs to achieve compliance. The Company, in conjunction with other utilities, industrial companies and the Maryland Chamber of Commerce, filed a suit in May 1990 that challenged the validity of the regulations. The parties entered into a settlement agreement and revised regulations were adopted on May 6, 1993, in accordance with the settlement agreement. These revised regulations received EPA approval and the suit was dismissed on July 25, 1994. It is currently not anticipated that these regulations will result in any significant adverse economic impact on the Company.

Toxic Substances
----------------

      The Company was notified by the EPA on December 18, 1987, that it, along with five other utilities and eight non-utilities, is a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), in connection with the polychlorinated biphenyl compounds (PCBs) contamination of soil, ground water and surface water occurring at a Philadelphia, Pennsylvania site owned by an unaffiliated company. Additional PRPs have since been identified and the number is continually subject to change. In the early 1970s, the Company sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October


1994, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by the EPA, including legal fees, are currently estimated to be $7.5 million.
The Company has paid $.9 million as of December 31, 1996. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. In July 1995, the EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. The EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The Company cannot predict whether the EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

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

      During 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately 448 individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since initial filings in 1993, approximately 50 individual suits have been filed against the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. In 1995 and 1996, approximately 400 of the individual plaintiffs have dismissed their claims against the Company. No payments were made by the Company in connection with the dismissals. While the aggregate amount specified in the remaining suits would exceed $400 million, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

      In October 1995, the Company received notice from the EPA that it, along with several hundred other companies, may be a PRP in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988. A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is .0042%. The EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

      In December 1995, the Company received notice from the EPA that it is a PRP under CERCLA with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from an agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.


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

LABOR
-----

      The Company has approved, in conjunction with the Merger with BGE, a severance plan for all exempt and non-bargaining unit employees who are not offered a position in Constellation Energy. Such employees will receive two weeks of pay per year of service, with a minimum payment of eight weeks of pay. In addition, employees will receive company-sponsored health and dental insurance for two weeks per year of service, with a minimum of eight weeks of insurance coverage; employees will also not be obligated to reimburse the Company for tuition payments made by the Company on their behalf within two years of termination.

      An extension of the current 1993 Labor Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers was ratified by the Union members in December 1995. The 1995 Agreement extends the 1993 Agreement, which was due to expire on June 1, 1996, for two years or until the effective date of the Merger with BGE, whichever occurs first. This Agreement provides severance benefits, previously approved by the Company for exempt and non-bargaining unit employees, for all union members and provided for a lump-sum payment of 2% of base pay on January 5, 1996, a lump-sum payment of 1% of base pay on June 7, 1996, and a lump-sum payment of 3% of base pay to be paid on June 6, 1997, or the effective date of the Merger, whichever occurs first.

NONUTILITY SUBSIDIARY
---------------------

      Potomac Capital Investment Corporation (PCI), the Company's wholly owned subsidiary, was organized in late 1983 with the objective of supplementing utility earnings and building long-term shareholder value. In April 1996, the Company contributed its investment in PEPCO Enterprises, Inc. (PEI), an energy services and telecommunications products and services company, to PCI. Investments made by PEI contributed $1.1 million in after-tax earnings to PCI during 1996.



      PCI's assets totaled $1.4 billion at December 31, 1996, including equipment leases of aircraft and power plants totaling $684.1 million at December 31, 1996, marketable securities, primarily fixed rate preferred stocks totaling $377.2 million at December 31, 1996 and to a lesser extent, real estate and other investments. The Company's equity investment in PCI was $196.3 million at December 31, 1996, including $32.8 million in subsidiary retained earnings. Since its inception in 1983, PCI has paid the parent Company $100 million in dividends.

      PCI's leasing activities include operating and finance lease investments, asset management and marketing of aircraft and aircraft engines and investments in power generation equipment and real estate.

      PCI's earnings for 1996 were $16.9 million compared to a net loss of $124.4 million in 1995 and net earnings of $19.1 million in 1994. During 1996, PCI continued the execution of the plan adopted in May 1995 with respect to the aircraft equipment leasing business. PCI's losses in 1995 reflect the implementation of the plan which resulted in noncash, after-tax charges of $122.2 million during 1995. Under the plan, PCI is not making new investments to increase the size of the aircraft portfolio and 13 aircraft were designated for sale over 18 to 24 months from the date the plan was announced. The book values of these aircraft were reduced to their estimated net realizable values of approximately $104 million and no depreciation or routine accrual for repair and maintenance expenditures for these aircraft has been recorded since the plan was adopted. During 1996, eight of these aircraft were sold and one was placed on a long-term lease. Additional losses on assets held for disposal, recorded primarily in the first quarter of 1996, totaled $12.7 million ($8.3 million after-tax). PCI reduced its portfolio of assets held for disposal from $104 million (13 aircraft) at December 31, 1995, to $10.3 million (four aircraft). PCI also sold an aircraft engine leasing subsidiary during 1996 for its approximate book value which reduced the investment in operating lease equipment by $32.7 million. In addition, PCI wrote down certain energy-related investments and real estate totaling $29.1 million ($18.8 million after-tax). PCI sold its $2.8 million (20% interest) in a Florida-based technology company in the fourth quarter of 1996 and recorded an after-tax gain of $6.7 million. As a result of joint venture operations in 1996, PCI was able to reduce previously accrued deferred income taxes and record after-tax earnings of $27.7 million after provision for transaction costs.

      The $377.2 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with liquidity and investment flexibility. During 1996, PCI has reduced its marketable securities portfolio by $153.1 million primarily as the result of calls (approximately $82 million) and sales of fixed rate preferred stocks, generating net pretax gains of $3.6 million. PCI's fixed rate portfolio is sensitive to fluctuations in interest rates. The decision to reduce the size of the preferred stock portfolio was made to lessen the impact of future fluctuations in interest rates, while still maintaining a substantial portfolio for liquidity purposes.




      PCI's investments in real estate include commercial buildings built for and leased principally to the tenant, an apartment project, residential land under development and commercial, industrial and residential land held for long-term development. PCI's net investment in real estate was $54.4 million at December 31, 1996.

      Additional information concerning PCI's investment activities is presented in Management's Discussion and Analysis incorporated by reference in
Item 7.




Part I
------
Item 2  PROPERTIES
------  ----------

Megawatts of Net Capability
                                                              Steam
---------------------------      Net Megawatt-
                                                             Generation
Steam        Combustion     Hours Generated
Generating Station                 Location                 Primary Fuel
Generation     Turbine<F1>        in 1996
------------------ --------------------------------------- --------------
------------   ------------    ---------------

                            (Thousands)

Benning            Benning Road and Anacostia River, N.E.     No. 4 Oil
  550              -                102
                     Washington, D.C.

Buzzard Point      1st and V Streets, S.W.                         -
    -            256                  7
                     Washington, D.C.

Potomac River      Bashford Lane and Potomac River              Coal
  482              -              1,665
                     Alexandria, Virginia

Dickerson          Potomac River, South of Little Monocacy      Coal
  546            291              3,360
                     River, Dickerson, Maryland

Chalk Point        Patuxent River at Swanson Creek              Coal/
1,907            516 <F2>         4,584
                     Aquasco, Maryland                      Residual Oil/
                                                             Natural Gas

Morgantown         Potomac River, South of Route 301            Coal/
1,164            248              7,216
                     Newburg, Maryland                      Residual Oil

-----------    -----------        -----------
  Total - Wholly owned Units
4,649          1,311             16,934

Conemaugh          Indiana County, Pennsylvania                 Coal
  165              1              1,107

-----------    -----------        -----------
  Total - All Stations Operated
4,814          1,312             18,041

------------                      ===========

Cogeneration
    -              -                252

                            ===========
Purchased Capacity
  Ohio Edison <F3>
  450              -              3,086
  Panda Brandywine <F4>
  230              -                165

------------                      -----------

  680              -              3,251

------------                      ===========
Capacity Sale
  GPU, Inc. <F5>
  (90)             -

------------   ------------

  Total System
5,404          1,312

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
<F4>Generating capacity under long-term agreement with Panda Brandywine L.P.
<F5>Generating capacity under short-term agreement with GPU, Inc.


                                                             30



      The five steam-electric generating stations, together with combustion turbines, had an aggregate net capability at December 31, 1996, of 5,960 megawatts (including the 84 megawatt combustion turbine owned by SMECO at the Company's Chalk Point Generating Station), assuming all units are available for service at the time and for the usual duration of the system peak (which occurs in the summer). The Company also has 166 megawatts of net capability available from its 9.72% undivided interest in a mine-mouth, steam-electric generating station known as the Conemaugh Generating Station, located in Indiana County, Pennsylvania, which it owns with eight other utilities as tenants in common. The Company also receives generating capacity and associated energy from Ohio Edison under long-term agreements with Ohio Edison and APS. The agreements, which provide for 450 megawatts of capacity and associated energy, are expected to continue at that level through the year 2005. In addition, the Company has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. The project has been completed and the Panda facility achieved full commercial operation in October 1996. The net 60-minute peak load in 1996 was 5,288 megawatts, which occurred on June 17, 1996, and was 8.3% below the all-time summer peak demand of 5,769 megawatts. To meet the 1996 summer peak demand, the Company also had approximately 265 megawatts available from its dispatchable energy use management programs. For additional information regarding the Company's net generating capability, see "Construction Program" and "Fuel" under Item 1 - Business.

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

                                      Dividends              Price Range
                   Period             Per Share            High       Low
           ---------------------   ---------------       --------  ---------

           1996:
             First Quarter......   $.415                 $27-3/8   $24-1/2
             Second Quarter.....    .415                  26-5/8    24-3/8
             Third Quarter......    .415                  26-3/4    24
             Fourth Quarter.....    .415     $1.66        27-3/8    23-5/8

           1995:
             First Quarter......   $.415                 $20-1/8   $18-3/8
             Second Quarter.....    .415                  22-1/2    18-1/2
             Third Quarter......    .415                  24-5/8    20-1/2
             Fourth Quarter.....    .415     $1.66        26-1/4    24


      The number of holders of Common Stock was 88,783 at January 31, 1997, and 89,620 at December 31, 1996.

      There were 118,496,828 and 118,500,037 shares of the Company's $1 par value Common Stock outstanding at January 31, 1997, and December 31, 1996, respectively. A total of 200 million shares is authorized.

      In January 1997, a dividend of 41-1/2 cents per share was declared payable March 31, 1997, to holders of record of the Company's common stock on March 10, 1997.

      In connection with the Merger of the Company and BGE into Constellation Energy Corporation, BGE's dividend policy will be adopted and the annual dividend at the expected 1997 closing date is expected to be $1.67 per share. The Company currently pays $1.66 per share annually and BGE's annual dividend rate is currently $1.60 per share. However, no assurance can be given that the $1.67 dividend rate will be in effect and Constellation Energy Corporation reserves the right to increase or decrease the dividend on Common Stock as may be required by law or contract or as may be determined by its Board of Directors, in its discretion, to be advisable.




Item 6    SELECTED FINANCIAL DATA
------    -----------------------

      The information required by Item 6 is incorporated herein by reference to "Selected Consolidated Financial Data" in the Financial Information of the Company's 1996 Annual Report to shareholders.

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

      The information required by Item 7 is incorporated herein by reference to the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" in the Financial Information section of the Company's 1996 Annual Report to shareholders.

      The lenders to SEGS III and IV filed suit against the SEGS III and IV partnerships to restrain them from making distributions of 1996 partnership profits. The trial in this case was concluded in November 1996 and a decision was reached by the Court in late January 1997 in favor of the project owners. Management believes that there is a substantial likelihood that the lenders will appeal the court's decision. An appeal is expected to take more than a year to be concluded.

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 17, 1997, and supplementary data from the Company's 1996 Annual Report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1996 Annual Report to shareholders is not deemed filed as part of this Form 10-K Annual Report.

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      None.




Part III
--------
Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

      Information with regard to the directors and executive officers of the registrant as of January 31, 1997, is as follows:

Directors
---------

                      Principal Occupation and Business        Director
Name and Age          Experience for Past Five Years             Since
------------          ---------------------------------        --------

Roger R. Blunt, Sr.   Chairman of the Board, President           1984
Age 66 (j)(k)(n)      and Chief Executive Officer of
                      Blunt Enterprises, Inc. (general
                      contracting and construction
                      management), a Washington-based
                      holding company, that includes
                      Essex Construction Corporation and
                      Tyroc Construction Corporation,
                      both of which he is Chairman of
                      the Board and Chief Executive
                      Officer.

A. James Clark        Chairman of the Board and President        1977
Age 69 (a)(l)(m)(o)   of Clark Enterprises, Inc., a
                      holding company based in Bethesda,
                      Maryland that includes The Clark
                      Construction Group, Inc. (formerly
                      The George Hyman Construction
                      Company and OMNI Construction
                      Group, Inc.).  He serves as
                      Chairman of the Executive Committee
                      for The Clark Construction Group.

H. Lowell Davis       See Executive Officers Below.              1973
(b)(k)

John M. Derrick, Jr.  See Executive Officers Below.              1994
(k)

Richard E. Marriott   Chairman of the Board of Host              1993
Age 58 (c)(m)(n)      Marriott Corporation, a company
                      based in Bethesda, Maryland, which
                      owns lodging properties throughout
                      the world.  From 1986 to October
                      1993 he served as Vice Chairman
                      and Executive Vice President of
                      the Marriott Corporation, a hotel
                      and hospitality company.


                      Principal Occupation and Business        Director
Name and Age          Experience for Past Five Years             Since
------------          ---------------------------------        --------

David O. Maxwell      Retired Chairman of the Board and          1993
Age 66 (d)(j)(m)      Chief Executive Officer of the
                      Federal National Mortgage
                      Association, a position he held
                      from 1981 to 1991.

Floretta D. McKenzie  President of The McKenzie Group,           1988
Age 61 (e)(j)(k)      Inc., an educational consulting
                      firm which she founded in 1987.

Ann D. McLaughlin     Chairman of The Aspen Institute.           1991
Age 55 (f)(m)(n)      She served as Vice Chairman of
                      The Aspen Institute from 1993 to
                      1996 and was President of the
                      Federal City Council from 1990
                      until 1995.  Ms. McLaughlin was
                      President and Chief Executive
                      Officer of the New American
                      Schools Development Corporation
                      from July 1992 to 1993.  She is
                      a member of the Board of Trustees
                      of The Urban Institute, Washington,
                      D.C.

Edward F. Mitchell    See Executive Officers Below.              1980
(k)(o)

Peter F. O'Malley     Of Counsel to O'Malley, Miles,             1982
Age 57 (g)(l)(m)(o)   Nylen & Gilmore, P.A., a law firm
                      in Calverton, Maryland.  He has
                      served as Of Counsel since 1989.

Louis A. Simpson      President and Chief Executive              1990
Age 60 (h)(j)(l)(o)   Officer of Capital Operations
                      (investments), GEICO Corporation,
                      Washington, D.C. since May 1993.
                      From 1985 to May 1993, he served
                      as Vice Chairman of GEICO
                      Corporation.

A. Thomas Young       Retired Executive Vice President of        1995
Age 58 (i)(j)(l)(o)   Lockheed Martin Corporation.  From
                      1990 to 1995, he was President and
                      Chief Operating Officer of Martin
                      Marietta Corporation.



(a)   Mr. Clark is also a director of CarrAmerica Realty Corporation.

(b)   Mr. Davis is also a director of AVEMCO Corporation.

(c) Mr. Marriott is also a director of Marriott International, Inc. and Host Marriott Services Corporation.

(d) Mr. Maxwell is also a director of Financial Security Assurance Holdings Ltd., Salomon Inc, and SunAmerica Inc.

(e)   Dr. McKenzie is also a director of Marriott International, Inc.

(f) Ms. McLaughlin, a former U.S. Secretary of Labor, is also a director of AMR Corporation/American Airlines, Inc., Donna Karan International, Inc., General Motors Corporation, Harman International Industries, Inc., Host Marriott Corporation, Kellogg Company, Nordstrom, Inc., Sedgwick Group plc, Union Camp Corporation and Vulcan Materials Company.

(g)   Mr. O'Malley is also a director of Giant Food Inc. and Legg Mason, Inc.

(h) Mr. Simpson is also a director of Cohr, Inc., Pacific American Income Shares, Inc., Salomon Inc. and Thompson PBE, Inc.

(i) Mr. Young is also a director of The B.F. Goodrich Company, Cooper Industries, Inc., The Dial Corp., Memotec Communications, Inc. and Science Applications International Corporation.

(j) Mr. Blunt is Chairman of the Audit Committee. Messrs. Maxwell, Simpson and Young and Dr. McKenzie are members of the Committee.

(k) Mr. Mitchell is Chairman of the Executive Committee. Messrs. Blunt, Davis and Derrick and Dr. McKenzie are members of the Committee.

(l) Mr. O'Malley is Chairman of the Finance Committee. Messrs. Clark, Simpson and Young are members of the Committee.

(m)   Mr. Clark is Chairman of the Human Resources Committee.
      Messrs. Marriott, Maxwell and O'Malley and Ms. McLaughlin are members of the Committee.

(n) Ms. McLaughlin is Chairman of the Nominating Committee. Messrs. Blunt and Marriott are members of the Committee.

(o)   Mr. Mitchell is Chairman of the Chairman's Advisory Committee.
      Messrs. Clark, O'Malley, Simpson and Young are members of the Committee.



Executive Officers
------------------
                                                                Served in
                                                              such position
        Name                      Position               Age      since
--------------------   --------------------------------  ---  -------------

Edward F. Mitchell     Chairman of the Board and Chief
                         Executive Officer                65      1992 (1)

John M. Derrick, Jr.   President and Chief Operating
                         Officer and Director             56      1992 (2)

H. Lowell Davis        Vice Chairman and Director         64      1983

Dennis R. Wraase       Senior Vice President and
                         Chief Financial Officer          52      1992 (3)

William T. Torgerson   Senior Vice President and
                         General Counsel                  52      1994 (4)

Iraline G. Barnes      Vice President - Corporate         49      1990
                         Relations

Earl K. Chism          Vice President and Comptroller     61      1994 (5)

Kirk J. Emge           Vice President - Regulatory
                         Law                              47      1994 (6)

Susann D. Felton       Vice President - Materials         48      1992 (7)

William R. Gee, Jr.    Vice President - Energy Planning
                         and Economy                      56      1991

Robert C. Grantley     Vice President - Customers
                         and Community Relations          48      1989

Anthony J. Kamerick    Vice President and Treasurer       49      1994 (8)

Anthony S. Macerollo   Vice President - Corporate
                         Administration and Services      55      1989

James S. Potts         Vice President - Environment       51      1993 (9)

William J. Sim         Vice President - Power Supply
                         and Delivery                     52      1991

Andrew W. Williams     Vice President - Energy and
                         Market Policy and Development    47      1989

None of the above persons has a "family relationship" with any other officer listed or with any director.


      The term of office for each of the above persons is from April 24, 1996, until the next succeeding Annual Meeting and until their successors have been elected and qualified.

 (1) Mr. Mitchell was elected to the position of Chairman of the Board on December 21, 1992. He was elected Chief Executive Officer effective September 1, 1989.

 (2) Mr. Derrick was elected to the position of President on December 21, 1992. He was elected Executive Vice President and Chief Operating Officer on July 27, 1989.

 (3) Mr. Wraase was elected to his present position on April 24, 1996. Prior to that time, from April 22, 1992, he served as Senior Vice President, Finance and Accounting. He was elected Senior Vice President and Comptroller on July 27, 1989.

 (4) Mr. Torgerson was elected Senior Vice President and General Counsel on April 27, 1994. He served as Secretary from August 22, 1994 to April 24, 1996. Prior to 1994 he held the position of Vice President and General Counsel.

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

 (9) Mr. Potts was elected to his present position on April 28, 1993. Prior to that time he held the position of Manager, Generating Strategic Support since 1991.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Anthony S. Macerollo, Vice President, Corporate Administration and Services, purchased 152 shares of Common Stock of the Company in March 1996 and inadvertently failed to file a Form 4 by the April 10, 1996, deadline. He filed the Form 4 on May 9, 1996.


Item 11   EXECUTIVE COMPENSATION
-------   ----------------------

      Each of the Company's directors, except directors who are employees of the Company, is paid an annual retainer of $26,000, plus a fee of $1,000 for each Board and committee meeting attended. The Company has a Retirement Plan for Directors under which directors retiring at or after age 65 will receive, for life, or for lesser periods depending on the length of the director's non-employee board service, annual benefits equal to the retainer fee for directors in effect at the time of retirement, with limited death benefits to a surviving spouse; provided, however, in the event of a change in control of the Company, if a director's service is terminated after completing 10 years of Board service, the director would receive a lump sum payment of the actuarial present value of a life annuity commencing at age 65, in an amount equal to the retainer in effect at the time of change in control. The actuarial present value of a reduced annuity benefit would be paid in a lump sum in the case of a director whose service is terminated in the event of a change in control, but prior to completing 10 years of Board service. The Company also has a Stock Compensation Plan for the Board of Directors under which directors of the Company may elect to receive up to 100% of their retainers in shares of the Company's Common Stock and deferred compensation plans which permit directors to defer annual retainer and meeting fee payments.


                                  SUMMARY COMPENSATION TABLE


                                            Annual Compensation
                                  ------------------------------------
Long-term
                                                          Other Annual  Incentive
Plan   All Other
Name and Principal Position  Year    Salary      Bonus    Compensation
Payouts      Compensation
---------------------------  -----  ---------  ---------  ------------
--------------  ------------
                                                              <F1>           <F2>
        <F3,4>

Edward F. Mitchell           1996   $600,000   $263,340      $115,861
$79,670       $55,513
Chairman of the Board and    1995    560,000    206,599        96,100
136,201        56,479
  Chief Executive Officer    1994    553,333          0        79,716
95,568        58,800

H. Lowell Davis              1996   $418,667   $183,752       $72,718
$59,015       $38,702
Vice Chairman                1995    412,000    151,998        62,248
103,650        40,388
                             1994    408,000          0        56,192
72,710        44,354

John M. Derrick, Jr.         1996   $373,333   $152,152       $11,672
$44,261       $36,867
President                    1995    350,000    190,612        10,423
59,236        37,111
                             1994    333,333          0         9,970
41,546        37,674

Dennis R. Wraase             1996   $222,667    $84,350        $3,054
$21,953       $24,568
Senior Vice President and    1995    203,000    130,642         2,972
38,627        24,455
  Chief Financial Officer    1994    190,667     26,693         3,004
27,085        24,609

William T. Torgerson         1996   $210,667    $74,300        $2,565
   $0       $23,030
Senior Vice President and    1995    197,667    123,263         2,572
    0        22,703
  General Counsel            1994    187,000     23,375         2,536
    0        22,464




<F1> Other Annual Compensation

      Amounts in this column represent above-market earnings on deferred compensation funded by Company-owned life insurance policies held in trust, assuming the expected retirement at age 65. The amounts are reduced if the executive terminates employment prior to age 62 for any reason other than death, total or permanent disability or a change in control of the Company.
In the event of a change in control and termination of the participant's employment, a lump sum payment will be made equal to the net present value of the expected payments at age 65 discounted using the Pension Guaranty Corporation immediate payment interest rate plus one-half of one percent. The Company has purchased such policies on participating individuals under a program designed so that if assumptions as to mortality experience, policy return and other factors are realized, the compensation deferred and the death benefits payable to the Company under such insurance policies will cover all premium payments and benefit payments projected under this program, plus a factor for the use of Company funds.

<F2> Long-Term Incentive Plan Payouts

      Amounts in this column represent the value of the vested long-term restricted stock granted under the terms of the Company's Executive Restricted Stock Performance Award Program for the three-year performance cycle ended December 31, 1995. Under the terms of the plan, restricted stock awards made in 1996 for the performance cycle ended December 31, 1995, vested in two equal installments, January 1, 1996, and January 1, 1997. Amounts shown above reflect the value of the shares which vested January 1, 1997, based on the average of the high and low stock price on the New York Stock Exchange on December 31, 1996.

<F3> Restricted Stock

      The number and market value of the non-vested restricted shareholdings at December 31, 1996, for the five executives presented above are: 3,131 shares or $79,645 for Mr. Mitchell, 2,319 shares or $58,990 for Mr. Davis, 1,739 shares or $44,236 for Mr. Derrick, and 863 shares or $21,953 for Mr. Wraase. In the event of change of control and subsequent termination diminution of duties, the balance of the restricted shareholdings becomes vested immediately.

<F4> All Other Compensation

      Amounts in this column consist of (i) Company contributions to the Savings Plan for Exempt Employees of $7,000 for Messrs. Mitchell, Derrick, Wraase and Torgerson, respectively, and $7,225 for Mr. Davis for 1996, (ii) Company contributions to the Executive Deferred Compensation Plan due to Internal Revenue Service limitations on maximum contributions to the Savings Plan for Exempt Employees of $16,200, $5,496, $7,386, $2,769 and $2,730 for
Messrs. Mitchell, Davis, Derrick, Wraase and Torgerson, respectively, for 1996, (iii) the term life insurance portion of life insurance written on a split-dollar basis of $8,394, $4,979, $1,731, $947 and $963 for Messrs.
Mitchell, Davis, Derrick, Wraase and Torgerson, respectively, for 1996, and



(iv) the interest on employer paid premiums for split-dollar life insurance of $23,919, $21,002, $20,750, $13,852 and $12,337 for Messrs. Mitchell, Davis,
Derrick, Wraase and Torgerson, respectively, for 1996. The split-dollar life insurance contract provides death benefits to the executive's beneficiaries of approximately three times the executive's annual salary. The split-dollar program is designed so that, if the assumptions made as to mortality experience, policy return and other factors are realized, the Company will recover all plan costs, including a factor for the use of Company funds. The split-dollar policy provides a cash surrender value to each participant in excess of any premiums paid.



          LONG-TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR


                        Performance or
                         Other Period       Minimum     Threshold     Maximum
                       Until Maturation     Number       Number       Number
Name                      or Payout        of Shares    of Shares    of Shares
--------------------  ------------------  -----------  -----------  -----------

Edward F. Mitchell    January 1, 2000              0        1,072        8,042
                      January 1, 2001              0        1,072        8,041

H. Lowell Davis       January 1, 2000              0          786        5,900
                      January 1, 2001              0          786        5,900

John M. Derrick, Jr.  January 1, 2000              0          668        5,012
                      January 1, 2001              0          668        5,012

Dennis R. Wraase      January 1, 2000              0          428        3,208
                      January 1, 2001              0          427        3,207

William T. Torgerson  January 1, 2000              0          386        2,893
                      January 1, 2001              0          386        2,892



      The above table reflects the share awards available under the Company's Executive Restricted Stock Performance Award Program for the three-year performance cycle beginning January 1, 1996. The Plan provides for the award of restricted stock based on comparisons of Company performance to the Salomon Brothers Electric Utilities index. The awards are based on total return to shareholders over the three-year performance cycle and market-to-book ratios for the same periods. Each of these two performance measures is given equal weight. For a participant to receive the maximum award, the Company must have the highest total return to shareholders and market-to-book ratio as compared to the companies contained in the Salomon Brothers Electric Utilities index. Generally, the Company results must be above the median of the companies contained in the index for a participant to receive any award. Actual grants, if any, will not be determined until the end of the performance cycle and the shares earned based on performance will vest in two equal installments on January 1 of each of the two years commencing one year after the end of the performance cycle. No dividends are paid on awards until actual grants are made. Total shares granted will reflect reinvested dividends during the performance cycle.



                                        PENSION PLAN TABLE


                                     Annual Retirement Benefits
Average Annual
---------------------------------------------------------------------
Salary in Final                            Years in Plan
  Three Years
---------------------------------------------------------------------
 of Employment       15          20          25          30          35
 40
---------------   ---------   ---------   ---------   ---------   ---------
---------
   $150,000        $39,000     $53,000     $66,000     $79,000     $92,000
$105,000
   $250,000        $66,000     $88,000    $109,000    $131,000    $153,000
$175,000
   $350,000        $92,000    $123,000    $153,000    $184,000    $214,000
$245,000
   $450,000       $118,000    $158,000    $197,000    $236,000    $276,000
$315,000
   $550,000       $144,000    $193,000    $241,000    $289,000    $337,000
$385,000
   $650,000       $171,000    $228,000    $284,000    $341,000    $398,000
$455,000
   $750,000       $197,000    $263,000    $328,000    $394,000    $459,000
$525,000




      The Company's General Retirement Plan provides participants benefits after five years of service based on the average salary (the term salary being equal to the amounts contained in the Salary column of the Summary Compensation Table) for the final three years of employment and years in the Plan at time of retirement. Normal retirement under the Plan is at age 65. Plan benefits are subject to an offset for any Social Security benefits. Benefits under the Plan may be reduced under certain provisions of the Internal Revenue Code, as amended, and by salary deferrals under the Company's deferred compensation plans (other than CODA contributions made under the Savings Plan). Where any such limitations occur, the Company will pay (as an operating expense) a retirement supplement to eligible executives designed to maintain total retirement benefits at a formula level of the Plan. In order to attract and retain executives, the Company provides supplemental retirement benefits for executives who retire under the terms of the General Retirement Plan and are at least 59 years of age, which increases the average salary by the average of the highest three annual incentive awards out of the last five consecutive years. The annual incentive amounts are equal to the amounts shown in the Bonus column of the Summary Compensation Table. The current age, years of credited service and compensation used to determine retirement benefits for the above-named officers are as follows: Mr. Mitchell, 65 and 40 years of credit, $600,657; Mr. Davis, 64 and 39 years of credit, $439,250; Mr. Derrick, 56 and 35 years of credit, $382,532; Mr. Wraase, 52 and 27 years of credit, $312,949; and Mr. Torgerson, 52 and 27 years of credit, $200,710. Annual benefits at age 65 (including the effect of the Social Security offset) are illustrated in the table above.

Employment Agreements
---------------------

      An employment agreement dated April 26, 1995 and amended September 22, 1995, between the Company and Mr. Mitchell provides for his continued employment as Chief Executive Officer of the Company until the later of January 1, 1997, or the effective date of the proposed merger with Baltimore Gas and Electric Company at an annual salary determined by the Board of Directors. The agreement provides for a supplemental retirement benefit payable to Mr. Mitchell (or his surviving spouse) for a period of not less than ten years in an amount equal to the excess of 65% of his final average annual compensation (based upon salary paid or deferred during his final 12 months of employment and the target annual award during his last year of employment) over the benefits to which he is entitled under the Company's General Retirement Plan. The employment agreement also provides for certain additional spouse benefits, and for the provision by the Company of supplemental life insurance for Mr. Mitchell following his retirement. If the proposed merger with Baltimore Gas and Electric Company is completed, Mr. Mitchell's employment agreement will be superseded by an employment agreement that he has entered into with Constellation Energy Corporation.

      Effective August 1, 1995, the Company entered into an agreement with Mr. Davis pursuant to which he will continue to be employed as Vice Chairman of the Company through March 31, 1997. During the term of the agreement, Mr. Davis will be paid at an annual rate which will be no less than his base salary in effect on August 1, 1995. Upon termination for any reason, either on or before April 1, 1997, Mr. Davis will be entitled to amounts due him under the Company's General Retirement Plan, the Supplemental Benefit Plan, the Executive Performance Supplemental Retirement Plan, and the Supplemental Executive Retirement Plan.

      Effective August 1, 1995, the Company entered into employment agreements with Messrs. Derrick, Torgerson and Wraase which provide for each executive's employment through August 1, 2000, and automatically extend for successive periods of five years thereafter unless the Company or the executive has given one year's prior notice that it shall not be so extended. Each of the employment agreements provides that the executive (i) will receive an annual base salary in an amount not less than his salary in effect as of August 1, 1995, and incentive compensation as determined by the Company's Board and (ii) will be entitled to participate in retirement and other benefit plans, and receive fringe benefits, on the same basis as other senior executives of the Company.

      Under each of the employment agreements with Messrs. Derrick, Torgerson and Wraase, the executive is entitled to certain benefits if his employment is terminated prior to the expiration of the initial term of the agreement (or as extended) either (i) by the Company other than for cause, death or disability or (ii) by the executive if his salary is reduced, he is not in good faith considered for incentive awards, the Company fails to provide him with retirement, other benefit plans and fringe benefits provided to other similarly situated executives, he is required to relocate by more than 50 miles from Washington, D.C., or he is demoted from a senior management position. These benefits include a lump sum payment in cash equal to the sum of (i) the greater of (A) the present value of the executive's annual base salary (the highest base salary in effect during the three-year period preceding termination) and annual cash incentive awards (calculated based on the highest annual incentive target award during the three-year period preceding termination) through the remainder of the agreement (not to exceed three years) and (B) two times the executive's annual salary and target annual incentive award as in effect at the time of termination, (ii) the executive's annual cash incentive award for the year preceding termination of employment, if not yet paid, and (iii) a pro rata portion of the executive's annual cash incentive award for the year in which the executive's employment terminates. In addition, the executive will be entitled to receive certain supplemental retirement benefits under existing plans of the Company, the same benefits that a retiree who has attained age 55 and has completed 30 years of service would be entitled, and a continuation of premium payment under the Company's split dollar life insurance policy.

      If the proposed merger with Baltimore Gas and Electric Company is completed, Mr. Derrick's employment agreement will be superseded by an employment agreement that he has entered into with Constellation Energy Corporation, and Messrs. Torgerson and Wraase's employment agreements will be assumed by Constellation.



Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

      The following table sets forth the beneficial ownership of common stock of the Company for each director, the five executive officers shown in the Summary Compensation Table on page 40, and all directors and executive officers as a group as of January 31, 1997. None of such persons beneficially owns shares of any other class of equity securities of the Company.

                                                     Number of
                                                   Common Shares
            Name of Beneficial Owner                 Owned (1)
            ------------------------               -------------

            Roger R. Blunt, Sr.                         336
            A. James Clark                           98,482 (2)
            H. Lowell Davis                          64,491 (3)
            John M. Derrick, Jr.                     21,592 (3)
            Richard E. Marriott                         100
            David O. Maxwell                            500
            Floretta D. McKenzie                        812
            Ann D. McLaughlin                           509
            Edward F. Mitchell                       59,068 (3)
            Peter F. O'Malley                         1,828
            Louis A. Simpson                          2,000
            William T. Torgerson                      7,954 (3)
            Dennis R. Wraase                         16,189 (3)
            A. Thomas Young                           1,000
                                                    -------

      All Directors and Executive Officers
         as a Group (25 Individuals)                383,460
                                                    =======

      (1) Each of the individuals listed, as well as all directors and executive officers as a group, beneficially owned less than 1% of the Company's outstanding common stock. Participants' shares in the Company's Dividend Reinvestment and Employee Savings Plan are included.

      (2) Mr. Clark owns 8,874 shares of the Common Stock of the Company. Clark Enterprises, Inc., of which he is the major owner, owns 89,608 shares of the Common Stock of the Company. Mr. Clark has sole voting and investment power with respect to the shares held by that company.

      (3) Includes shares awarded under the Company's Long-Term Incentive Plan which have not yet vested.


      On September 22, 1995, the Company and Baltimore Gas and Electric Company (BGE) signed reciprocal stock option agreements in connection with the proposed merger of PEPCO and BGE with and into Constellation Energy Corporation. Pursuant to the stock option agreements, PEPCO granted BGE an irrevocable option to purchase up to 23,579,900 shares of PEPCO common stock under certain circumstances if the Agreement and Plan of Merger dated as of September 22, 1995, becomes terminable.

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

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

      None.




Part IV
-------
Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------   --------------------------------------------------------------

(a)       Documents List
          --------------

1.  Financial Statements

      The following documents are filed as part of this report as incorporated herein by reference from the indicated pages of the Company's 1996 Annual Report.

                                              Reference (Page)
                                              ----------------
                                                            Form 10-K
                                       Annual Report      Annual Report
                                      to Shareholders      Exhibit 13
                                      ---------------     -------------

      Consolidated Statements of
        Earnings - for the years
        ended December 31, 1996,
        1995 and 1994                        15               29

      Consolidated Balance Sheets -
        December 31, 1996 and 1995          16-17            30-31

      Consolidated Statements of
        Cash Flows - for the years
        ended December 31, 1996,
        1995 and 1994                        18               32

      Notes to Consolidated Financial
        Statements                          19-31            33-72

      Report of Independent Accountants      32               28

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

2.1       Agreement and Plan of Merger
          dated as of September 22,
          1995................................  Exh. 2-1 to Form 8-K,
                                                9/26/95.

2.2       PEPCO Stock Option Agreement
          dated as of September 22,
          1995................................  Exh. 2-2 to Form 8-K,
                                                9/26/95.

2.3       BGE Stock Option Agreement
          dated as of September 22,
          1995................................  Exh. 2-3 to Form 8-K,
                                                9/26/95.

3.1       Charter of the Company..............  Filed herewith.

3.2       By-Laws of the Company..............  Exh. 3.2 to Form 10-K,
                                                4/1/96.

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
          August 1, 1940......................  Exh. A to Form 8-K, 9/25/40.


Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         July 15, 1942 and August 10,
(cont.)   1942................................  Exh. B-1 to Amendment No. 2,
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

          March 15, 1956......................  Exh. C to Form 10-K, 4/4/56.
          June 1, 1956........................  Exh. A to Form 8-K, 7/2/56.



Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         April 1, 1957.......................  Exh. 4-B to Registration
(cont.)                                         Statement No. 2-13884,
                                                2/5/58.
          May 1, 1958.........................  Exh. 2-B to Registration
                                                Statement No. 2-14518,
                                                11/10/58.
          December 1, 1958....................  Exh. A to Form 8-K, 1/2/59.

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
          March 15, 1969......................  Exh. A-2 to Form 8-K, 4/8/69.



Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         June 16, 1969.......................  Exh. 2-B to Registration
(cont.)                                         Statement No. 2-36094,
                                                1/27/70.
          February 15, 1970...................  Exh. A-2 to Form 8-K, 3/9/70.
          May 15, 1970........................  Exh. 2-B to Registration
                                                Statement No. 2-38038,
                                                7/27/70.
          August 15, 1970.....................  Exh. 2-D to Registration
                                                Statement No. 2-38038,
                                                7/27/70.
          September 1, 1971...................  Exh. 2-C to Registration
                                                Statement No. 2-45591, 9/1/72.
          September 15, 1972..................  Exh. 2-E to Registration
                                                Statement No. 2-45591, 9/1/72.
          April 1, 1973.......................  Exh. A to Form 8-K, 5/9/73.
          January 2, 1974.....................  Exh. 2-D to Registration
                                                Statement No. 2-49803,
                                                12/5/73.
          August 15, 1974.....................  Exhs. 2-G and 2-H to
                                                Amendment No. 1 to
                                                Registration Statement
                                                No. 2-51698, 8/14/74.
          June 15, 1977.......................  Exh. 4-A to Form 10-K,
                                                3/19/81.
          July 1, 1979........................  Exh. 4-B to Form 10-K,
                                                3/19/81.
          June 16, 1981.......................  Exh. 4-A to Form 10-K,
                                                3/19/82.
          June 17, 1981.......................  Exh. 2 to Amendment No. 1,
                                                6/18/81, to Form 8-A.
          December 1, 1981....................  Exh. 4-C to Form 10-K,
                                                3/19/82.
          August 1, 1982......................  Exh. 4-C to Amendment No. 1
                                                to Registration Statement
                                                No. 2-78731, 8/17/82.
          October 1, 1982.....................  Exh. 4 to Form 8-K, 11/8/82.

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
                                                10/30/87.


Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         May 1, 1989.........................  Exh. 4-C to Registration
(cont.)                                         Statement No. 33-29382,
                                                6/16/89.
          August 1, 1989......................  Exh. 4 to Form 10-K, 3/23/90.

          April 5, 1990.......................  Exh. 4 to Form 10-K, 3/29/91.

          May 21, 1991........................  Exh. 4 to Form 10-K, 3/27/92.
          May 7, 1992.........................  Exh. 4 to Form 10-K, 3/26/93.
          September 1, 1992...................  Exh. 4 to Form 10-K, 3/26/93.
          November 1, 1992....................  Exh. 4 to Form 10-K, 3/26/93.
          March 1, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
          March 2, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
          July 1, 1993........................  Exh. 4.4 to Registration
                                                Statement No. 33-49973,
                                                8/11/93.
          August 20, 1993.....................  Exh. 4.4 to Registration
                                                Statement No. 33-50377,
                                                9/23/93.
          September 29, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          September 30, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          October 1, 1993.....................  Exh. 4 to Form 10-K, 3/25/94.
          February 10, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          February 11, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          March 10, 1995......................  Exh. 4.3 to Registration
                                                Statement No. 61379, 7/28/95.
          September 6, 1995...................  Exh. 4 to Form 10-K, 4/1/96.
          September 7, 1995...................  Exh. 4 to Form 10-K, 4/1/96.

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
          Medium-Term Note Program............  Exh. 4 to Form 8-K, 6/21/90.



Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4-C       Indenture, dated as of August 15,
          1992, between the Company and the
          Bank of New York, Trustee, for the
          Company's $115,000,000 issue of 5%
          Convertible Debentures due 2002.....  Exh. 4-C to Form 10-K,
                                                3/26/93.

10        Agreement, effective July 23, 1993,
          between the Company and the
          International Brotherhood of
          Electrical Workers (Local Union
          #1900)..............................  Exh. 10 to Form 10-Q, 7/30/93.

          Employment Agreement**..............  Exh. 10.1 to Form 10-Q,
                                                10/30/95.
          Employment Agreement**..............  Exh. 10.2 to Form 10-Q,
                                                10/30/95.
          Employment Agreement**..............  Exh. 10.3 to Form 10-Q,
                                                10/30/95.
          Employment Agreement**..............  Exh. 10.4 to Form 10-Q,
                                                10/30/95.
          Amendment to Employment Agreement**.  Exh. 10.5 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.6 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.7 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.8 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.9 to Form 10-Q,
                                                10/30/95.
          Amendment to Employment Agreement**.  Exh. 10.1 to Form 10-K,
                                                4/1/96.
          Amendment to Employment Agreement**.  Exh. 10.2 to Form 10-K,
                                                4/1/96.
          Amendment to Employment Agreement**.  Exh. 10.3 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.4 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.5 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.6 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.7 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.8 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.9 to Form 10-K,
                                                4/1/96.


Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

10        Severance Agreement**...............  Exh. 10.10 to Form 10-K,
(cont.)                                         4/1/96.
          Severance Agreement**...............  Exh. 10.11 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.12 to Form 10-K,
                                                4/1/96.
          Amendment to Agreement, dated
          December 8, 1995 between the
          Company and the International
          Brotherhood of Electrical Workers
          (Local Union #1900) and Contract
          Ratification Notification dated
          December 22, 1995**.................  Exh. 10.13 to Form 10-K,
                                                4/1/96.

11        Computation of Earnings Per
            Common Share......................  Filed herewith.

12        Computation of Ratios...............  Filed herewith.

13        Financial Information Section of
            Annual Report.....................  Filed herewith.

21        Subsidiaries of the Registrant......  Filed herewith.

23        Consent of Independent Accountants..  Filed herewith.

24        Power of Attorney...................  Filed herewith.

27        Financial Data Schedule.............  Filed herewith.


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


(b)   Reports on Form 8-K
      -------------------

      None.


                                      POTOMAC ELECTRIC POWER COMPANY
                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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
                                                                 (Thousands of
Dollars)



Year Ended December 31, 1996
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   1,969   $    8,517   $
1,225   $     (10,113)  $   1,598
      Nonutility subsidiary                   $   6,000   $        -   $
 -   $           -   $   6,000


Year Ended December 31, 1995
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   2,732   $    7,171   $
1,070   $      (9,004)  $   1,969
      Nonutility subsidiary                   $   5,000   $    1,000   $
 -   $           -   $   6,000


Year Ended December 31, 1994
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   3,048   $    6,967   $
893   $      (8,176)  $   2,732
      Nonutility subsidiary                   $       -   $    5,000   $
 -   $           -   $   5,000


<F1>Collection of accounts previously written off.
<F2>Uncollectible accounts written off.




                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 28th day of February, 1997.

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

          Signature                           Title                 Date
          ---------                           -----                 ----

(i)    Principal Executive Officers

       /s/    E. F. Mitchell
       ---------------------------      Chairman of the Board and
          (Edward F. Mitchell)          Chief Executive Officer

       /s/  John M. Derrick Jr.
       ---------------------------      President and Director
          (John M. Derrick Jr.)


(ii),  Principal Financial Officer
(iii)  Principal Accounting Officer

       /s/    D. R. Wraase
       ---------------------------      Senior Vice President and
            (Dennis R. Wraase)          Chief Financial Officer


(iv)  Directors:

      /s/   Roger R. Blunt
      -------------------------             Director
        (Roger R. Blunt Sr.)
                                                            February 28, 1997


          Signature                           Title                 Date
          ---------                           -----                 ----


(iv)  Directors (cont.):

           A. J. Clark*
      -------------------------             Director
          (A. James Clark)

      /s/   H. L. Davis
      -------------------------             Director
          (H. Lowell Davis)

          R. E. Marriott*
      -------------------------             Director
        (Richard E. Marriott)

      /s/ David O. Maxwell
      ------------------------              Director
         (David O. Maxwell)

      /s/ Floretta D. McKenzie
      -------------------------             Director
        (Floretta D. McKenzie)

          Ann D. McLaughlin*
      -------------------------             Director
         (Ann D. McLaughlin)

          Peter F. O'Malley*
      -------------------------             Director
         (Peter F. O'Malley)

          Louis A. Simpson*
      -------------------------             Director
          (Louis A. Simpson)


      -------------------------             Director
          (A. Thomas Young)



   * By: /s/ Ellen Sheriff Rogers
        -----------------------
        (Ellen Sheriff Rogers,
          Attorney-in-Fact)

                                                            February 28, 1997


Exhibit 11         Computations of Earnings Per Common Share <F1>
----------         ------------------------------------------

     The following is the basis for the computation of primary and fully diluted earnings per common share for each of the years 1996, 1995 and 1994:



                                                     1996              1995
         1994
                                                 ------------      ------------
    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                                118,496,683       118,412,478
     118,005,847
                                                 ============      ============
    ============

Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                      118,496,683       118,412,478
     118,005,847

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                                34,986            38,255
          48,110

    Conversion of 7% Convertible
      Debentures                                    2,418,579         2,469,639
       2,531,244

    Conversion of 5% Convertible
      Debentures                                    3,392,500         3,392,500
       3,392,500
                                                 ------------      ------------
    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                       124,342,748       124,312,872
     123,977,701
                                                 ============      ============
    ============


Earnings applicable to common stock              $220,356,000       $77,540,000
    $210,725,000


Add:  Dividends paid or accrued on
        Convertible Preferred Stock                    15,000            16,000
          20,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                        6,416,000         6,475,000
       6,537,000
                                                 ------------      ------------
    ------------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                                     $226,787,000       $84,031,000
    $217,282,000
                                                 ============      ============
    ============

Primary earnings per common share                       $1.86             $0.65
           $1.79

Fully diluted earnings per common share                 $1.82             $0.68
           $1.75





<F1>This calculation is submitted in accordance with Regulation S-K, item 601 (b)
    (11) although not required by footnote 2 to paragraph 14 of APB No. 15 for 1996 and 1994 because it results in dilution of less than 3%. In addition, the valuation is contrary to paragraph 40 of APB No. 15 because it produces an antidilutive result for 1995.




Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1996 through 1992 on the basis of parent company operations only, are as follows.








                                                            For The Year Ended
December 31,

---------------------------------------------------------

                                                 1996        1995        1994
     1993        1992
                                              ---------   ---------   ---------
 ---------   ---------
                                                                (Thousands of
Dollars)
Net income before cumulative effect
  of accounting change                         $220,066    $218,788    $208,074
  $216,478    $172,599
Taxes based on income                           135,011     129,439     116,648
   107,223      76,965
                                              ---------   ---------   ---------
 ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          355,077     348,227     324,722
   323,701     249,564
                                              ---------   ---------   ---------
 ---------   ---------

Fixed charges:
  Interest charges                              146,939     146,558     139,210
   141,393     138,097
  Interest factor in rentals                     23,560      23,431       6,300
     5,859       6,140
                                              ---------   ---------   ---------
 ---------   ---------

Total fixed charges                             170,499     169,989     145,510
   147,252     144,237
                                              ---------   ---------   ---------
 ---------   ---------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $525,576    $518,216    $470,232
  $470,953    $393,801
                                              =========   =========   =========
 =========   =========

Coverage of fixed charges                          3.08        3.05        3.23
      3.20        2.73
                                                   ====        ====        ====
      ====        ====


Preferred dividend requirements                 $16,604     $16,851     $16,437
   $16,255     $14,392
                                              ---------   ---------   ---------
 ---------   ---------


Ratio of pre-tax income to net income              1.61        1.59        1.56
      1.50        1.45
                                              ---------   ---------   ---------
 ---------   ---------

Preferred dividend factor                       $26,732     $26,793     $25,642
   $24,383     $20,868
                                              ---------   ---------   ---------
 ---------   ---------

Total fixed charges and preferred dividends    $197,231    $196,782    $171,152
  $171,635    $165,105
                                              =========   =========   =========
 =========   =========
Coverage of combined fixed charges
  and preferred dividends                          2.66        2.63        2.75
      2.74        2.39
                                                   ====        ====        ====
      ====        ====


Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1996 through 1992 on a fully consolidated basis are as follows.








                                                            For The Year Ended
December 31,

---------------------------------------------------------

                                                 1996        1995        1994
     1993        1992
                                              ---------   ---------   ---------
 ---------   ---------
                                                                (Thousands of
Dollars)
Net income before cumulative effect
  of accounting change                         $236,960     $94,391    $227,162
  $241,579    $200,760
Taxes based on income                            80,386      43,731      93,953
    62,145      79,481
                                              ---------   ---------   ---------
 ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          317,346     138,122     321,115
   303,724     280,241
                                              ---------   ---------   ---------
 ---------   ---------

Fixed charges:
  Interest charges                              231,029     238,724     224,514
   221,312     226,453
  Interest factor in rentals                     23,943      26,685       9,938
     9,257       6,599
                                              ---------   ---------   ---------
 ---------   ---------

Total fixed charges                             254,972     265,409     234,452
   230,569     233,052
                                              ---------   ---------   ---------
 ---------   ---------

Nonutility subsidiary capitalized interest         (649)       (529)       (521)
   (2,059)     (2,200)
                                              ---------   ---------   ---------
 ---------   ---------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $571,669    $403,002    $555,046
  $532,234    $511,093
                                               ========    ========    ========
  ========    ========

Coverage of fixed charges                          2.24        1.52        2.37
      2.31        2.19
                                                   ====        ====        ====
      ====        ====


Preferred dividend requirements                 $16,604     $16,851     $16,437
   $16,255     $14,392
                                              ---------   ---------   ---------
 ---------   ---------


Ratio of pre-tax income to net income              1.34        1.46        1.41
      1.26        1.40
                                              ---------   ---------   ---------
 ---------   ---------

Preferred dividend factor                       $22,249     $24,602     $23,176
   $20,481     $20,149
                                              ---------   ---------   ---------
 ---------   ---------

Total fixed charges and preferred dividends    $277,221    $290,011    $257,628
  $251,050    $253,201
                                               ========    ========    ========
  ========    ========
Coverage of combined fixed charges
  and preferred dividends                          2.06        1.39        2.15
      2.12        2.02
                                                   ====        ====        ====
      ====        ====



Exhibit 21      Subsidiaries of the Registrant
----------      ------------------------------

      The Company has one wholly owned nonutility subsidiary company, Potomac Capital Investment Corporation (PCI), which was incorporated in Delaware in 1983. Effective April 30, 1996, the Company reorganized its nonutility subsidiaries and contributed its investment in PEPCO Enterprises, Inc. (PEI) to PCI.







Exhibit 23      Consent of Independent Accountants
----------      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) and to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Numbers 33-58810 and 33-61379) of Potomac Electric Power Company and to the incorporation by reference in the Joint Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (Number 33-64799) of Constellation Energy Corporation of our report dated January 17, 1997 appearing in the Annual Report to shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Consolidated Financial Statement Schedule, which appears under Item 14(a) of this Form 10-K.





/s/ Price Waterhouse LLP
Washington, D.C.
February 28, 1997






Report of Independent Accountants on Consolidated
-------------------------------------------------
Financial Statement Schedule
----------------------------


January 17, 1997


To the Board of Directors of
Potomac Electric Power Company


Our audits of the consolidated financial statements referred to in our report dated January 17, 1997 appearing in the 1996 Annual Report to shareholders of Potomac Electric Power Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








/s/ Price Waterhouse LLP
Washington, D.C.





