Form 10-Q
period 1997-03-31
POTOMAC ELECTRIC POWER CO
filed 1997-05-14
CIK 79732

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                March 31, 1997
                                 --------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding at March 31, 1997
--------------------------     -----------------------------
Common Stock, $1 par value               118,497,098



                        TABLE OF CONTENTS


PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
      (2) Income Taxes....................................... 10
      (3) Capitalization..................................... 13
      (4) Fair Value of Financial Instruments................ 15
      (5) Marketable Securities.............................. 17
      (6) Commitments and Contingencies...................... 18
    Report of Independent Accountants on Review of Interim
      Financial Information.................................. 25

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Proposed Merger Update................................. 26
      Results of Operations.................................. 28
      Capital Resources and Liquidity........................ 30
      New Accounting Standards............................... 31
    Nonutility Subsidiary
      Results of Operations.................................. 31
      Capital Resources and Liquidity........................ 34

PART II - Other Information

  Item 1 - Legal Proceedings................................. 35
  Item 5 - Other Information
    Other Financing Arrangements............................. 35
    Base Rate Proceedings.................................... 35
    Restructuring of the Bulk Power Market................... 38
    Competition.............................................. 40
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 41
    Selected Nonutility Subsidiary Financial Information..... 44
    Statistical Data......................................... 46
    Unaudited Pro Forma Combined Condensed Financial
      Information............................................ 47
  Item 6 - Exhibits and Reports on Form 8-K.................. 55
  Signatures................................................. 56
  Computations of Earnings Per Common Share.................. 57
  Computation of Ratios - Parent Company Only................ 58
  Computation of Ratios - Fully Consolidated................. 59
  Independent Accountants Awareness Letter................... 60


                              1





Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------



                                    POTOMAC ELECTRIC POWER COMPANY
                        Consolidated Statements of Earnings and Retained Income
                                              (Unaudited)
                        -------------------------------------------------------


                                                      Three Months Ended        Twelve Months Ended
                                                           March 31,                 March 31,
                                                     --------------------     ----------------------
                                                        1997       1996           1997        1996
                                                     ---------  ---------     ----------  ----------
                                                                 (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 369,653  $ 382,576     $1,811,818  $1,835,195
  Other electric revenue                                 4,833      2,696         12,252       9,076
                                                     ---------  ---------     ----------  ----------
    Total Operating Revenue                            374,486    385,272      1,824,070   1,844,271
  Interchange deliveries                                14,574     51,321        138,708     103,514
                                                     ---------  ---------     ----------  ----------
    Total Revenue                                      389,060    436,593      1,962,778   1,947,785
                                                     ---------  ---------     ----------  ----------
Operating Expenses
  Fuel                                                  78,507     92,713        313,586     364,626
  Purchased energy                                      51,074     81,302        305,751     232,254
  Capacity purchase payments                            35,944     32,278        129,452     125,586
  Other operation                                       51,836     55,719        219,443     221,513
  Maintenance                                           21,173     21,427         91,270      91,459
                                                     ---------  ---------     ----------  ----------
    Total Operation and Maintenance                    238,534    283,439      1,059,502   1,035,438
  Depreciation and amortization                         57,600     55,401        225,215     213,232
  Income taxes                                           5,295      8,171        131,208     137,051
  Other taxes                                           45,409     45,555        200,219     201,114
                                                     ---------  ---------     ----------  ----------
    Total Operating Expenses                           346,838    392,566      1,616,144   1,586,835
                                                     ---------  ---------     ----------  ----------
Operating Income                                        42,222     44,027        346,634     360,950
                                                     ---------  ---------     ----------  ----------
Other Income (Loss)
  Nonutility Subsidiary
    Income                                              39,807     17,313        137,460     117,919
    Loss on assets held for disposal                         -    (12,320)          (424)   (182,398)
    Expenses, including interest
      and income taxes                                 (26,357)    (2,525)      (109,160)    (53,076)
                                                     ---------  ---------     ----------  ----------
      Net earnings (loss) from nonutility
        subsidiary                                      13,450      2,468         27,876    (117,555)
  Allowance for other funds used during
    construction and capital cost recovery factor        1,660      1,737          6,495       6,484
  Other, net                                               686      1,755          3,388       1,344
                                                     ---------  ---------     ----------  ----------
    Total Other Income (Loss)                           15,796      5,960         37,759    (109,727)
                                                     ---------  ---------     ----------  ----------
Income Before Utility Interest Charges                  58,018     49,987        384,393     251,223
                                                     ---------  ---------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        34,744     33,434        134,416     132,748
  Other                                                  2,098      3,787         12,144      15,426
  Allowance for borrowed funds used during
    construction and capital cost recovery factor       (1,806)    (1,968)        (7,375)    (10,048)
                                                     ---------  ---------     ----------  ----------
      Net Utility Interest Charges                      35,036     35,253        139,185     138,126
                                                     ---------  ---------     ----------  ----------
Net Income                                              22,982     14,734        245,208     113,097
Dividends on Preferred Stock                             4,145      4,160         16,590      16,769
                                                     ---------  ---------     ----------  ----------
Earnings for Common Stock                               18,837     10,574        228,618      96,328

Retained Income at Beginning of Period                 760,285    742,296        695,521     785,792
Dividends on Common Stock                              (49,148)   (49,152)      (196,607)   (196,576)
Subsidiary Marketable Securities Net
  Unrealized Gain (Loss), Net of Tax                       223     (8,197)         2,665       9,977
                                                     ---------  ---------     ----------  ----------
Retained Income at End of Period                     $ 730,197  $ 695,521     $  730,197  $  695,521
                                                     =========  =========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,499    118,495        118,498     118,473
Earnings Per Common Share                                $0.16      $0.09          $1.93       $0.81
Cash Dividends Per Common Share                         $0.415     $0.415          $1.66       $1.66
Book Value Per Share                                                              $15.69      $15.40



                                                      2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                     (Unaudited at March 31, 1997 and 1996)
                                     --------------------------------------


                                                                   March 31,      December 31,        March 31,
                  ASSETS                                             1997             1996              1996
                  ------                                        -------------    -------------     -------------
                                                                             (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   6,244,707    $   6,232,049     $   6,069,071
  Construction work in progress                                        74,292           62,469           103,015
  Electric plant held for future use                                    4,170            4,152             4,096
  Nonoperating property                                                22,976           22,921            22,771
                                                                -------------    -------------     -------------
                                                                    6,346,145        6,321,591         6,198,953
  Accumulated depreciation                                         (1,920,609)      (1,898,342)       (1,800,460)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,425,536        4,423,249         4,398,493
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                             1,263            2,174            11,400
  Customer accounts receivable, less allowance
    for uncollectible accounts of $673, $1,298
    and $1,482                                                        119,047          128,600           133,053
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     30,491           38,490            37,810
  Accrued unbilled revenue                                             62,976           70,214            63,015
  Prepaid taxes                                                        18,004           34,202            27,489
  Other prepaid expenses                                                3,599            4,613             4,200
  Material and supplies - at average cost
    Fuel                                                               74,243           68,232            66,222
    Construction and maintenance                                       69,026           69,541            70,513
                                                                -------------    -------------     -------------
      Total Current Assets                                            378,649          416,066           413,702
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  238,517          238,467           240,320
  Conservation costs, net                                             229,684          233,793           234,460
  Unamortized debt reacquisition costs                                 54,851           55,552            57,658
  Other                                                               168,268          159,139           149,024
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          691,320          686,951           681,462
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                            53,280              804             3,545
  Marketable securities                                               310,473          377,237           417,377
  Investment in finance leases                                        493,761          484,972           476,879
  Operating lease equipment, net of accumulated
    depreciation of $127,856, $117,705 and $89,629                    188,974          199,124           262,025
  Assets held for disposal                                              5,900           10,300            28,300
  Receivables, less allowance for uncollectible
    accounts of $6,000                                                 66,622           87,745            63,004
  Other investments                                                   185,880          193,002           156,481
  Other assets                                                         16,133           12,436            15,416
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,321,023        1,365,620         1,423,027
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,816,528    $   6,891,886     $   6,916,684
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $     118,497    $     118,500     $     118,495
  Other common equity                                               1,740,630        1,770,692         1,706,011
  Serial preferred stock                                              125,297          125,298           125,319
  Redeemable serial preferred stock                                   142,500          142,500           143,485
  Long-term debt                                                    1,718,310        1,767,598         1,817,727
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,845,234        3,924,588         3,911,037
                                                                -------------    -------------     -------------
Other Noncurrent Liabilities
  Capital lease obligations                                           162,322          162,936           164,677
                                                                -------------    -------------     -------------
      Total Other Noncurrent Liabilities                              162,322          162,936           164,677
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                    200,985          152,445            25,000
  Short-term debt                                                     173,540          131,390           286,940
  Accounts payable and accrued expenses                               143,565          179,289           163,481
  Capital lease obligations due within one year                        20,772           20,772            20,772
  Other                                                                79,939           83,135            77,527
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       618,801          567,031           573,720
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                        986,453          973,642           896,258
  Investment tax credits                                               60,045           60,958            63,695
  Other                                                                39,398           35,658            36,193
                                                                -------------    -------------     -------------
      Total Deferred Credits                                        1,085,896        1,070,258           996,146
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                      989,480          996,232         1,066,688
  Short-term notes payable                                              1,000           51,650            73,230
  Deferred taxes and other                                            113,795          119,191           131,186
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,104,275        1,167,073         1,271,104
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,816,528    $   6,891,886     $   6,916,684
                                                                =============    =============     =============

                                                     3



                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Three Months Ended       Twelve Months Ended
                                                                            March 31,                 March 31,
                                                                     -----------------------   -----------------------
                                                                       1997           1996        1997         1996
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $   9,532     $  12,266   $ 217,332     $ 230,652
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                       57,600        55,401     225,215       213,232
    Deferred income taxes and investment tax credits                    12,275            (5)     93,775        39,629
    Allowance for funds used during construction
      and capital cost recovery factor                                  (3,466)       (3,705)    (13,870)      (16,532)
    Changes in materials and supplies                                   (5,496)       (3,035)     (6,534)       (3,775)
    Changes in accounts receivable and accrued unbilled revenue         24,790        13,965      21,364       (38,537)
    Changes in accounts payable                                        (21,180)        9,850     (17,406)       10,146
    Changes in other current assets and liabilities                     (1,165)        1,526       3,168          (940)
    Changes in deferred conservation costs                              (7,644)      (15,829)    (41,219)      (95,115)
    Net other operating activities                                      (9,870)       (7,705)    (50,840)      (37,718)
  Nonutility subsidiary:
    Net earnings (loss)                                                 13,450         2,468      27,876      (117,555)
    Deferred income taxes                                              (21,738)      (34,724)    (23,412)      (81,890)
    Loss on assets held for disposal                                         -        12,320         424       182,398
    Changes in other assets and net other operating activities          28,565        33,778      31,045        98,944
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                      75,653        76,571     466,918       382,939
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                               (42,609)      (41,538)   (195,108)     (207,802)
  Allowance for funds used during construction
    and capital cost recovery factor                                     3,466         3,705      13,870        16,532
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                               (39,143)      (37,833)   (181,238)     (191,270)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (23,133)      (11,252)    (31,561)      (44,404)
    Proceeds from sale or redemption of marketable securities           95,502       113,177     149,853       134,701
    Investment in leased equipment                                      (7,480)            -     (10,536)     (148,148)
    Proceeds from sale or disposition of leased equipment                    -             -       3,658        24,500
    Proceeds from assets held for disposal                                   -             -       9,654             -
    Proceeds from sale of assets                                         1,600        24,785       1,315         6,251
    Purchase of other investments                                      (15,963)         (932)    (38,029)       (4,153)
    Proceeds from sale or distribution of other investments              4,723         1,385      37,205         5,978
    Investment in promissory notes                                         (12)       (2,593)     (1,664)      (10,548)
    Proceeds from promissory notes                                      30,019         1,980      44,714         8,288
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used by) Investing Activities                            46,113        88,717     (16,629)     (218,805)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (49,148)      (49,152)   (196,607)     (196,576)
  Dividends on preferred stock                                          (4,145)       (4,160)    (16,590)      (16,769)
  Issuance of common stock                                                   -             -           -         2,685
  Redemption of preferred stock                                              -             -           -           (78)
  Issuance of long-term debt                                                 -             -      99,500       172,754
  Reacquisition and retirement of long-term debt                        (1,460)       (1,300)    (26,480)     (101,282)
  Short-term debt, net                                                  42,150        28,475    (113,400)       49,415
  Other financing activities                                              (196)         (728)     (4,823)      (20,343)
  Nonutility subsidiary:
    Issuance of long-term debt                                               -        78,000     105,000       185,000
    Repayment of long-term debt                                         (6,752)      (58,796)   (185,058)     (272,065)
    Short-term debt, net                                               (50,650)     (150,120)    (72,233)       45,830
                                                                     ---------     ---------   ---------     ---------
Net Cash Used By Financing Activities                                  (70,201)     (157,781)   (410,691)     (151,429)
                                                                     ---------     ---------   ---------     ---------
Net Increase in Cash and Cash Equivalents                               51,565         7,507      39,598        12,705
Cash and Cash Equivalents at Beginning of Period                         2,978         7,438      14,945         2,240
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  54,543     $  14,945   $  54,543     $  14,945
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $31,331, $34,800, $79,920 and $86,803)               $  73,246     $  78,791   $ 211,421     $ 218,675
  Income taxes                                                       $   1,761     $   2,559   $  27,732     $  44,638

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

     Potomac Capital Investment Corporation (PCI), the Company's wholly owned subsidiary, was formed in 1983 to provide a permanent vehicle for the conduct of the Company's ongoing nonutility investment programs. Effective April 30, 1996, the Company reorganized its nonutility subsidiaries whereby PEPCO Enterprises, Inc. (PEI) became a subsidiary of PCI. PCI's principal investments have been in aircraft and power generation equipment, equipment leasing and marketable securities, primarily preferred stock with mandatory redemption features. PCI is also involved with activities, through PEI, which provide utility-related telecommunication and energy services. In addition, PCI has investments in real estate properties in the Washington, D.C. metropolitan area.

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

     Certain 1996 amounts have been reclassified to conform to the current year presentation.

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

     The Company uses separate depreciation rates for each electric plant account. The rates, which vary from jurisdiction to jurisdiction, were equivalent to a system-wide composite depreciation rate of approximately 3.1% for 1997, 1996 and 1995.

Conservation
------------

     In general, the Company accounts for conservation expenditures in connection with its DSM program as a deferred charge, and amortizes the costs over five years in Maryland and 10 years in the District of Columbia. At March 31, 1997, unamortized conservation costs totaled $91.7 million in Maryland and $138 million in the District of Columbia.

Allowance for Funds Used During Construction and Capital Cost
-------------------------------------------------------------
  Recovery Factor
  ---------------

     In general, the Company capitalizes AFUDC with respect to investments in Construction Work in Progress with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 7.3%, compounded semiannually, for the three months ended March 31, 1997, and approximately 7.4% in 1996 and 7.9% in 1995, compounded semiannually.

     In Maryland, the Company accrues a CCRF on the retail jurisdictional portion of certain pollution control expenditures related to compliance with the Clean Air Act (CAA). The base for calculating this return is the amount by which the Maryland jurisdictional CAA expenditure balance exceeds the CAA balance being recovered in base rates. The CCRF rate for Maryland is 9.46%. In the District of Columbia, the carrying costs of CAA expenditures not in rate base are recovered through a base rate surcharge.


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

Cash and Cash Equivalents
-------------------------

     For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, money market funds and commercial paper with original maturities of three months or less.

New Accounting Standards
------------------------

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1 entitled "Environmental Remediation Liabilities," which became effective January 1, 1997. SOP 96-1 provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Adoption of this pronouncement did not have an effect on the Company's financial statements.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 and 129 entitled "Earnings Per Share" and "Disclosure of Information about Capital Structure," respectively. SFAS No. 128 simplifies the earnings per share
(EPS) computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computation. SFAS No. 128 is required to be implemented in the fourth quarter of 1997 and will not have a significant impact on the calculation of the Company's EPS. SFAS No. 129, which is also effective for calendar year 1997 financial statements, essentially consolidates disclosures required by several other pronouncements. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 will not require any change to existing disclosures.

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

(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                              Three Months Ended         Twelve Months Ended
                                                                   March 31,                  March 31,
                                                             ---------------------     ----------------------
                                                               1997         1996         1997         1996
                                                             --------     --------     --------     ---------
                                                                        (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $ (6,443)    $  8,519     $ 32,273     $  88,408
  State and local                                                (851)         777        4,653        11,402
                                                             --------     --------     --------     ---------
Total utility current tax expense                              (7,294)       9,296       36,926        99,810
                                                             --------     --------     --------     ---------
Utility deferred tax expense
  Federal                                                      11,403          279       85,885        37,149
  State and local                                               1,784          628       11,539         6,129
  Investment tax credits                                         (912)        (912)      (3,649)       (3,649)
                                                             --------     --------     --------     ---------
Total utility deferred tax expense                             12,275           (5)      93,775        39,629
                                                             --------     --------     --------     ---------

Total utility income tax expense                                4,981        9,291      130,701       139,439
                                                             --------     --------     --------     ---------

Nonutility subsidiary current tax expense
  Federal                                                       7,206       (4,034)      (7,012)      (36,392)
                                                             --------     --------     --------     ---------

Nonutility subsidiary deferred tax expense
  Federal                                                     (20,188)     (34,728)     (21,833)      (81,789)
  State and local                                                   -            -            -             -
                                                             --------     --------     --------     ---------
Total nonutility subsidiary deferred tax expense              (20,188)     (34,728)     (21,833)      (81,789)
                                                             --------     --------     --------     ---------

Total nonutility subsidiary income tax expense                (12,982)     (38,762)     (28,845)     (118,181)
                                                             --------     --------     --------     ---------

Total consolidated income tax expense                          (8,001)     (29,471)     101,856        21,258
Income taxes included in other income                         (13,296)     (37,642)     (29,352)     (115,793)
                                                             --------     --------     --------     ---------
Income taxes included in utility operating expenses          $  5,295     $  8,171     $131,208     $ 137,051
                                                             ========     ========     ========     =========



Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                               Three Months Ended        Twelve Months Ended
                                                                    March 31,                 March 31,
                                                             ----------------------    ----------------------
                                                               1997         1996         1997         1996
                                                             --------     --------     --------     --------
                                                                          (Thousands of Dollars)
Income (loss) before income taxes                            $ 14,981     $(14,737)    $347,064     $ 134,355
                                                             ========     ========     ========     =========

Utility income tax at federal
  statutory rate                                             $  5,079     $  7,545     $121,811     $ 129,532
    Increases (decreases) resulting from
      Depreciation                                              2,522        2,542        9,847         9,467
      Removal costs                                            (1,392)        (308)      (4,658)       (6,281)
      Allowance for funds used during
        construction                                              205          134          762           564
      Other                                                    (1,128)        (541)      (3,705)       (1,117)
      State income taxes, net of federal effect                   607          831       10,525        11,313
      Tax credits                                                (912)        (912)      (3,881)       (4,039)
                                                             --------     --------     --------     ---------
Total utility income tax expense                                4,981        9,291      130,701       139,439
                                                             --------     --------     --------     ---------

Nonutility subsidiary income tax at federal
  statutory rate                                                  164      (12,703)        (339)      (82,508)
    Increases (decreases) resulting from
      Dividends received deduction                             (1,522)      (1,636)      (7,000)       (7,959)
      Reversal of previously accrued deferred taxes           (10,125)     (23,506)     (17,423)      (23,506)
      Other                                                    (1,499)        (917)      (4,083)       (4,208)
                                                             --------     --------     --------     ---------
Total nonutility subsidiary income tax credit                 (12,982)     (38,762)     (28,845)     (118,181)
                                                             --------     --------     --------     ---------

Total consolidated income tax expense                          (8,001)     (29,471)     101,856        21,258
Income taxes, included in other income                        (13,296)     (37,642)     (29,352)     (115,793)
                                                             --------     --------     --------     ---------
Income taxes included in utility operating expenses          $  5,295     $  8,171     $131,208     $ 137,051
                                                             ========     ========     ========     =========



Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                              Mar. 31,     Dec. 31,     Mar. 31,
                                                               1997          1996         1996
                                                             ---------    ---------    ---------
                                                                   (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $832,877     $821,656     $787,327
  Rapid amortization of certified pollution
    control facilities                                         24,426       24,816       26,147
  Deferred taxes on amounts to be collected
    through future rates                                       90,302       90,284       90,985
  Property taxes                                               12,878       12,664       11,969
  Deferred fuel                                               (14,855)     (14,663)     (12,621)
  Prepayment premium on debt retirement                        20,759       21,025       21,809
  Deferred investment tax credit                              (22,733)     (23,079)     (24,115)
  Contributions in aid of construction                        (28,811)     (28,719)     (27,325)
  Contributions to pension plan                                16,170       16,170       11,329
  Conservation costs (demand side management)                  43,435       41,106            -
  Other                                                        21,701       21,653       15,023
                                                             --------     --------     --------
Total utility deferred tax liabilities (net)                  996,149      982,913      900,528
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                       9,696        9,271        4,270
                                                             --------     --------     --------
Total utility deferred tax liabilities (net) - noncurrent    $986,453     $973,642     $896,258
                                                             ========     ========     ========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $142,572     $144,667     $119,384
  Operating leases                                             39,192       57,006       65,872
  Alternative minimum tax                                     (97,109)     (97,109)     (80,933)
  Other                                                       (45,204)     (43,496)     (40,501)
                                                             --------     --------     --------
Total nonutility subsidiary deferred tax liabilities
  (net), (included in Deferred taxes and other)              $ 39,451     $ 61,068     $ 63,822
                                                             ========     ========     ========


(3)  CAPITALIZATION
     --------------

Common Equity
-------------

     At March 31, 1997, 118,497,098 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of March 31, 1997, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,769,412 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively. Under the Stock Option Agreement with Baltimore Gas and Electric Company, 23,579,900 shares could become issuable, contingent upon specific events associated with termination of the Merger Agreement. (See Note 6 - Commitments and Contingencies for additional information.)

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock and Long-Term Debt
   ------------------------

     At March 31, 1997, the Company had outstanding 5,375,642 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,125,649 shares is authorized. At March 31, 1997, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.3 million and $10.2 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series
(5,946 shares outstanding at March 31, 1997) is convertible into Common Stock at $8.51 per share.

     At March 31, 1997, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 3.92% ($1.96) for the period March 1, 1997, through May 31, 1997. For the period December 1, 1996, through February 28, 1997, the annual dividend rate was 4.20% ($2.10). The average rate at which dividends were paid during the 12 months ended March 31, 1997, was 4.12% ($2.06).

     At March 31, 1997, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001; one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002; and 869,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption, beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 2001 with respect to the three series of Redeemable Serial Preferred Stock are $1 million in 1997, $1.5 million in 1998 through 2000 and $9.8 million in 2001.

     The Company's Long-Term Debt at March 31, 1997, is summarized below:

                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,341,800
          Convertible Debentures                     178,907
          Notes Payable                              425,000
          Net Unamortized Discount                   (27,397)
          Current Portion                           (200,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,718,310
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $  989,480
                                                  ==========

     At March 31, 1997, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $132.9 million; and the aggregate amounts of long-term debt maturities are $150 million in 1997, $50 million in 1998, $45 million in 1999, $100 million in 2000 and $165 million in 2001. At March 31, 1997, long-term debt due within one year consisted of $100 million of 6.66% - 6.73% Medium-Term Notes, $50 million of 9.08% Medium-Term Notes and $50 million of 4-3/8% First Mortgage Bonds.

Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at March 31, 1997, consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between 1997 and 2003. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.45% at March 31, 1997, 7.44% at December 31, 1996, and 7.51% at March 31, 1996. Annual aggregate principal repayments on these borrowings are $189 million in 1997, $300.7 million in 1998, $170 million in 1999, $115 million in 2000, $54 million in 2001 and $98.5 million thereafter. Also included in long-term debt is $62.2 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.


(4) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The estimated fair values of the Company's financial instruments at March 31, 1997, December 31, 1996, and March 31, 1996, are shown below.



                                         March 31,                   December 31,                    March 31,
                                           1997                          1996                          1996
                                --------------------------     -------------------------     -------------------------
                                  Carrying        Fair          Carrying        Fair          Carrying        Fair
                                   Amount         Value          Amount         Value          Amount         Value
                                -----------     ----------     ----------     ----------     ----------     ----------
                                                                (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,297        112,171        125,298        113,285        125,319        110,261
                                ==========      =========      =========      =========      =========      =========
    Redeemable serial
      preferred stock           $  142,500        142,131        142,500        146,491        143,485        148,612
                                ==========      =========      =========      =========      =========      =========
    Long-term debt
      First mortgage bonds      $1,277,596      1,229,691      1,327,389      1,319,976      1,326,767      1,305,270
      Medium-term notes         $  272,879        263,457        272,788        274,242        323,081        324,542
      Convertible debentures    $  167,835        169,771        167,421        171,880        167,879        171,906
                                ----------      ---------      ---------      ---------      ---------      ---------
        Total long-term debt    $1,718,310      1,662,919      1,767,598      1,766,098      1,817,727      1,801,718
                                ==========      =========      =========      =========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  310,473        310,473        377,237        377,237        417,377        417,377
                                ==========      =========      =========      =========      =========      =========
    Notes receivable            $   57,226         58,029         72,251         71,593         63,515         60,575
                                ==========      =========      =========      =========      =========      =========
  Liabilities
    Long-term debt              $  989,480        994,462        996,232      1,011,814      1,066,688      1,089,373
                                ==========      =========      =========      =========      =========      =========



     The methods and assumptions below were used to estimate, at March 31, 1997, December 31, 1996, and March 31, 1996, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

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


(5)  MARKETABLE SECURITIES
     ---------------------

     PCI's marketable securities are classified as available-for-sale for financial reporting purposes. Investment grade preferred stocks with mandatory redemption features made up 94% of the portfolio at March 31, 1997. Net unrealized gains or losses on such securities are reflected, net of tax, in stockholder's equity. The net unrealized gains (losses) are shown below:

                                 As of March 31, 1997
                        -------------------------------------
                                                     Net
                                       Market     Unrealized
                           Cost        Value         Gain
                        ---------    ---------    -----------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $ 308,490    $ 310,473     $   1,983
                        =========    =========     =========


                               As of December 31, 1996
                        -------------------------------------
                                                      Net
                                       Market     Unrealized
                           Cost        Value      Gain (Loss)
                        ---------    ---------    -----------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $ 375,595    $ 377,237     $   1,642
Equity securities               3            -            (3)
                        ---------    ---------     ---------
  Total                 $ 375,598    $ 377,237     $   1,639
                        =========    =========     =========


                                As of March 31, 1996
                        -------------------------------------
                                                      Net
                                       Market      Unrealized
                           Cost        Value          Loss
                        ---------    ---------    -----------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $ 419,153    $ 417,112     $  (2,041)
Equity securities             341          265           (76)
                        ---------    ---------     ---------
  Total                 $ 419,494    $ 417,377     $  (2,117)
                        ==========   =========     =========



     Included in net unrealized gains and losses are gross unrealized gains of $7.7 million and gross unrealized losses of $5.7 million at March 31, 1997; gross unrealized gains of $9.9 million and gross unrealized losses of $8.3 million at December 31, 1996; and gross unrealized gains of $8.1 million and gross unrealized losses of $10.2 million at March 31, 1996.

     At March 31, 1997, the contractual maturities for mandatory redeemable preferred stock are $26 million within one year, $91 million from one to five years, $77.7 million from five to 10 years and $113.8 million for over 10 years.

     In determining gross realized gains and losses on sales or calls of securities, specific identification is used. A summary of realized gains and losses is shown below.

                       Three Months Ended     Three Months Ended
                         March 31, 1997         March 31, 1996
                       ------------------     ------------------
                                 (Thousands of Dollars)
  Gross realized
    gains                  $   5,884              $    2,261
  Gross realized
    losses                      (623)                   (671)
                           ---------              ----------
    Net gain               $   5,261              $    1,590
                           =========              ==========

(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Proposed Merger
---------------

     The Company entered into an Agreement and Plan of Merger with Baltimore Gas and Electric Company (BGE) in September 1995. This Agreement provides for a strategic business combination in which each company will merge into Constellation Energy Corporation (Constellation Energy), a newly formed company, to create an integrated, non-holding company structure (the Merger). Each outstanding share of the Company's common stock will be converted into the right to receive .997 of a share of common stock of Constellation Energy and each outstanding share of BGE common stock will be converted into the right to receive one share of Constellation Energy's common stock. This transaction is expected to qualify as a tax-free exchange of shares for the holders of each company's common stock and as a pooling of interests for accounting purposes. Constellation Energy will serve a population of approximately 4.5 million with approximately 1.8 million electric customers and over 557,000 natural gas customers. Preliminary estimates indicate that savings from the combined utility systems will approximate $1.3 billion over 10 years following the Merger. These savings are net of costs to achieve, which are presently estimated to be approximately $150 million. Approximately two-thirds of the projected savings are expected to result from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs. The allocation of the net savings between customers and shareholders of Constellation Energy will be determined in regulatory proceedings. The applications for approval of the Merger, filed with the various regulatory commissions, set forth the proposed plans for Constellation Energy to share the benefits of the Merger with customers in the District of Columbia and Maryland. The proposal included: 1) a freeze on base electric rates until at least January 1, 2000, 2) a unique bill credit for all customers if Constellation Energy achieves certain financial targets, 3) an array of economic development incentives and 4) programs to address the energy needs of low-income customers.
The development of estimated savings resulting from the Merger was based upon assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company and BGE. Accordingly, while the Company believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that all such savings will be realized. At March 31, 1997, the Company had deferred $33.6 million in costs related to the Merger. If the Merger is not completed, certain Merger related costs would be written off as a charge against the Company's results of operations.

     Shareholders of the Company and BGE, at separate special meetings during March 1996, approved the Merger Agreement. The Company and BGE filed a joint Application for Authorization and Approval of the Merger with the FERC on January 11, 1996, and with the Maryland and District of Columbia Public Service Commissions on April 8, 1996.

     On April 16, 1997, FERC announced its finding that the proposed Merger would be in the public interest and approved the transaction without conditions. FERC held that the Merger would not adversely affect competition in the long- or short-term wholesale capacity markets. In addition, FERC indicated that evaluation of the effect of the Merger on retail markets would be left to the Maryland and District of Columbia Public Service Commissions.

     Also on April 16, 1997, the Maryland Public Service
Commission unanimously approved the proposed Merger and ordered
Constellation Energy to reduce rates by $56 million ($44 million for BGE and $12 million for PEPCO), beginning on the effective date of the Merger, with base rates to be frozen for three years thereafter. The reductions are premised on an 11.4% return on equity (ROE). In addition, the Commission ordered that 50% of earnings above an 11.4% ROE be used to further reduce customer rates.

     The Company and BGE believe that the Maryland Order contains elements that must be revised for the Merger to take place. The two companies proposed a regulatory plan designed to share Merger benefits equitably between shareholders and customers. In addition to ordering the rate decrease, the Order also denies the two companies the opportunity to recover the full costs for purchased power contracts previously approved by the Commission. The Maryland Order would put in place a plan that would eliminate any reasonable opportunity for shareholders to share in the benefits.

     On May 2, 1997, the companies filed a request for reconsideration of the Maryland Order. In the request, the companies detailed areas of the Order that need to be revised for the Merger to proceed and proposed a modified plan to address these concerns. Highlights of this modified plan include: (1) a $26 million rate reduction for Constellation Energy's Maryland customers upon completion of the Merger, followed by a four-year base-rate freeze; (2) a comprehensive surcharge that permits full cost recovery of power purchase contracts the Commission had previously approved; (3) a synergy sharing mechanism premised on an 11.9% ROE that splits Merger benefits on a 50/50 basis between customers and investors, allowing further customer rate reductions if the new company's operations result in additional savings; and (4) an opportunity for recovery of Merger costs over the four-year, base-rate freeze period via the synergy sharing mechanism. Under this proposal, Constellation Energy would write off Merger costs in the year the Merger is consummated. There can be no assurance that the Commission will grant the request for reconsideration or that the Commission's Order will be changed. On May 1, 1997, the International Brotherhood of Electrical Workers, Local 1900, filed an appeal of the Maryland Commission's decision with the Circuit Court of Baltimore County. The District of Columbia Commission conducted hearings on the proposed Merger in February and March 1997. The case was placed before the District of Columbia Commission for decision in March 1997.

     The Company is unable to predict when final decisions will be reached by the Maryland and District of Columbia Public Service Commissions or the Circuit Court of Baltimore County. The Merger will not proceed unless the regulatory approvals conform to the fundamental requirement that shareholders have a reasonable opportunity to share in the expected benefits of the Merger.


     The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act was terminated on January 29, 1997. The Nuclear Regulatory Commission has approved the transfer of BGE's ownership interest in the operating licenses for the two generating units at the Calvert Cliffs Nuclear Power Plant to Constellation Energy at the effective time of the Merger. In addition, the State Corporation Commission in Virginia has approved the Merger. The Merger also requires approval from the Pennsylvania Public Utility Commission.

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


     On March 31, 1997, the Company signed a contract to purchase land in downtown Washington, D.C. to build a $90 million regional headquarters for Constellation Energy.

Environmental Contingencies
---------------------------

     As discussed in the 1996 Form 10-K, the Company received notice in December 1995 from the U.S. Environmental Protection Agency (EPA) that it is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from an agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

     As discussed in the 1996 Form 10-K, the Company received notice from the EPA in October 1995 that it, along with several hundred other companies, may be a PRP in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is .0042%. The EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     As also discussed in the 1996 Form 10-K, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by the EPA, including legal fees, are currently estimated to be $7.5 million. The Company has paid $.9 million as of March 31, 1997. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. In July 1995, the EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. The EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The


Company cannot predict whether the EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

     As also discussed in the 1996 Form 10-K, during 1993 the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work
environment for employees   of its contractors who allegedly were
exposed to asbestos while working on the Company's property. Initially, a total of approximately 448 individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 50 individual suits have been filed against the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. In 1995 and 1996, approximately 400 of the individual plaintiffs have dismissed their claims against the Company. No payments were made by the Company in connection with the dismissals. While the aggregate amount specified in the remaining suits would exceed $400 million, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.


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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     The information furnished in the accompanying Consolidated Statements of Earnings and Retained Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 25) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Forms S-3 (Registration Nos. 33-58810 and 33-61379) and Forms S-8 (Registration Nos. 33-36798, 33-53685 and 33-54197), in the Joint
Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (Number 33-64799) of Constellation Energy Corporation and in the Prospectuses constituting parts of the Registration Statements on Form S-3 (333-24705 and 333-24855) of Constellation Energy Corporation filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at March 31, 1997 and 1996, and the related consolidated statements of earnings and retained income for the three and twelve month periods then ended and the consolidated statements of cash flows for the three and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statement of earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.
May 14, 1997

Part I  FINANCIAL INFORMATION
------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------
UTILITY
-------

PROPOSED MERGER UPDATE
----------------------

     Shareholders of the Company and BGE, at separate special meetings during March 1996, approved the Merger to form
Constellation Energy.

     On April 16, 1997, FERC announced its finding that the proposed Merger would be in the public interest and approved the transaction without conditions. FERC held that the Merger would not adversely affect competition in the long- or short-term wholesale capacity markets. In addition, FERC indicated that evaluation of the effect of the Merger on retail markets would be left to the Maryland and District of Columbia Public Service Commissions.

     Also on April 16, 1997, the Maryland Public Service Commission unanimously approved the proposed Merger and ordered Constellation Energy to reduce rates by $56 million ($44 million for BGE and $12 million for PEPCO), beginning on the effective date of the Merger, with base rates to be frozen for three years thereafter. The reductions are premised on an 11.4% return on equity (ROE). In addition, the Commission ordered that 50% of earnings above an 11.4% ROE be used to further reduce customer rates.

     The Company and BGE believe that the Maryland Order contains elements that must be revised for the Merger to take place. The two companies proposed a regulatory plan designed to share Merger benefits equitably between shareholders and customers. In addition to ordering the rate decrease, the Order also denies the two companies the opportunity to recover the full costs for purchased power contracts previously approved by the Commission. The Maryland Order would put in place a plan that would eliminate any reasonable opportunity for shareholders to share in the benefits.

     On May 2, 1997, the companies filed a request for reconsideration of the Maryland Order. In the request, the companies detailed areas of the Order that need to be revised for the Merger to proceed and proposed a modified plan to address these concerns. Highlights of this modified plan include: (1) a $26 million rate reduction for Constellation Energy's Maryland customers upon completion of the Merger, followed by a four-year base-rate freeze; (2) a comprehensive surcharge that permits full cost recovery of power purchase contracts the Commission had previously approved; (3) a synergy sharing mechanism premised on an 11.9% ROE that splits Merger benefits on a 50/50 basis between customers and investors, allowing further customer rate reductions if the new company's operations result in additional savings; and (4) an opportunity for recovery of Merger costs over the four-year, base-rate freeze period via the synergy sharing mechanism. Under this proposal, Constellation Energy would write off Merger costs in the year the Merger is consummated. There can be no assurance that the Commission will grant the request for reconsideration or that the Commission's Order will be changed. On May 1, 1997, the International Brotherhood of Electrical Workers, Local 1900, filed an appeal of the Maryland Commission's decision with the Circuit Court of Baltimore County. The District of Columbia Commission conducted hearings on the proposed Merger in February and March 1997. The case was placed before the District of Columbia Commission for decision in March 1997.

     The Company is unable to predict when final decisions will be reached by the Maryland and District of Columbia Public Service Commissions or the Circuit Court of Baltimore County. The Merger will not proceed unless the regulatory approvals conform to the fundamental requirement that shareholders have a reasonable opportunity to share in the expected benefits of the Merger.

     The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act was terminated on January 29, 1997. The Nuclear Regulatory Commission has approved the transfer of BGE's ownership interest in the operating licenses for the two generating units at the Calvert Cliffs Nuclear Power Plant to Constellation Energy at the effective time of the Merger. In addition, the State Corporation Commission of Virginia has approved the Merger. The Merger also requires approval from the Pennsylvania Public Utility Commission. At March 31, 1997, the Company has deferred $33.6 million in costs related to the Merger. If the Merger is not completed, certain Merger related costs would be written off as a charge against the Company's results of operations.

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for additional information.


RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE

     Total revenue decreased for the three months ended March 31, 1997, as compared to the corresponding period in 1996. The decrease in revenue from sales of electricity for the three months ended March 31, 1997, was primarily due to a 4.7% decrease in kilowatt-hour sales from the corresponding period in 1996.
The decrease in kilowatt-hour sales for the three months ended March 31, 1997, was primarily attributable to milder than average winter weather in the first quarter of 1997, as compared to frigid temperatures during the blizzard-like conditions in the corresponding period in 1996, which brought a record amount of snowfall to the Washington, D.C. area. Heating degree days for the three months ended March 31, 1997, were 22% below the corresponding period in 1996 and were 15% below the 20-year average for this period.

     Total revenue increased slightly for the twelve months ended March 31, 1997, as compared to the corresponding period in 1996. Revenue from sales of electricity for the twelve months ended March 31, 1997, decreased primarily due to a 2.9% decrease in kilowatt-hour sales, partially offset by the continued effects of the August 1996 increase in the DSM surcharge tariff rate in Maryland and the July 1995 base rate increase in the District of Columbia. Pursuant to the surcharge tariff, an incentive provision of $8.9 million was recorded in August 1996 for achieving specific 1995 energy conservation goals. An incentive provision of $8.7 million was recorded in June 1995 for achieving specific 1994 goals. The decrease in kilowatt-hour sales for the twelve months ended March 31, 1997, was primarily attributable to the effects of milder than average winter weather during the first quarter of 1997 and cooler than average summer weather during 1996. Cooling degree hours for the twelve months ended March 31, 1997, were 19% below the corresponding period ended in 1996 and 17% below the 20-year average for this period. Also, heating degree days for the twelve months ended March 31, 1997, were 16% below the corresponding period in 1996 and 6% below the 20-year average for this period.

     Interchange deliveries decreased for the three months and increased for the twelve months ended March 31, 1997. These changes principally reflected changes in the level of activity in purchase-for-resale agreements under the Company's wholesale power sales tariff. Beginning in January 1997, and pursuant to FERC's Order No. 888, the Company implemented an open access transmission tariff and terminated the purchase-for-resale agreements. Under the new open access transmission tariff, the Company is receiving revenue from service agreements, classified as "Other electric revenue", which in the three and twelve months ended March 31, 1997, aggregated $1.4 million. The benefits derived from interchange deliveries and revenue under the open access transmission tariff are passed through to the Company's customers through a fuel adjustment clause.

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


OPERATING EXPENSES

     Fuel and purchased energy decreased for the three months ended and increased for the twelve months ended March 31, 1997, as compared to the corresponding periods ended March 31, 1996. Fuel expense decreased for the three and twelve months ended March 31, 1997, as compared to the corresponding periods in 1996, primarily as the result of decreases of 17.7% and 14.9%, respectively, in net generation; partially offset by increases in the system average fuel cost. The decrease in purchased energy for the three months ended and increase for the twelve months ended March 31, 1997, reflects changes in levels and prices of energy purchased from PJM and other utilities, primarily the purchases related to the power sales tariff interchange transactions.

     The unit fuel costs for the comparative periods ended March
31, were as follows:

                             Three                 Twelve
                          Months Ended          Months Ended
                            March 31,             March 31,
                          ------------          ------------
                          1997    1996          1997    1996
                          ----    ----          ----    ----
System Average
  Fuel Cost per MBTU     $1.83   $1.82         $1.80   $1.74


     System average unit fuel cost increased for the three and twelve months ended March 31, 1997, as compared to the corresponding periods in 1996. The increases were primarily attributable to an increase in the cost of coal, partially offset by a decrease in the usage of higher-cost residual oil.


     For the twelve month periods ended March 31, 1997 and 1996, the Company obtained 90% and 86%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Capacity purchase payments increased for the three and twelve months ended March 31, 1997, as compared to the corresponding periods in 1996. These increases reflect capacity payments made under the Panda contract, which commenced January 1, 1997, and increases in fixed operating and maintenance expense associated with the capacity agreements with Ohio Edison and Allegheny Power System (APS).

     Operating expenses other than fuel, purchased energy and capacity purchase payments decreased for the three months and increased for the twelve months ended March 31, 1997, as compared to the corresponding periods in 1996. The decrease for the three months ended March 31, 1997, was principally due to a decline in other operating expenses resulting from lower labor costs, including the effect of the $1.8 million paid to union members on January 5, 1996, as part of the 1995 Labor Agreement between the Company and Local 1900 of the International Brotherhood of Electrical Workers and decreased income taxes due to lower taxable income, partially offset by increased depreciation and amortization expense due to additional investment in property and plant and amortization of increased amounts of conservation costs associated with the Company's DSM program. The increase for the twelve months ended March 31, 1997, was principally due to increased depreciation and amortization expense due to additional investment in property and plant and amortization of increased amounts of conservation costs associated with the Company's DSM program, partially offset by a reduction in other operating expenses resulting from lower labor costs and a decrease in income taxes due to lower taxable income.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.3 billion at March 31, 1997, an increase of $24.6 million from the investment at December 31, 1996, and an increase of $147.2 million from the investment at March 31, 1996. Cash invested in property and plant construction, excluding AFUDC and CCRF, amounted to $39.1 million for the three months ended March 31, 1997, and $181.2 million for the twelve months then ended.



     At March 31, 1997, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemption due within one year, and nonutility subsidiary debt, consisted of 44.7% long-term debt, 3.3% serial preferred stock, 3.7% redeemable serial preferred stock and 48.3% common equity.

     Cash from utility operations, after dividends, was $2.1 million for the three months ended March 31, 1997, and $217.8 million for the twelve months then ended as compared with $9.4 million and $87.7 million, respectively, for the same periods ended March 31, 1996.

     Outstanding utility short-term debt totaled $173.5 million at March 31, 1997, an increase of $42.1 million from the $131.4 million outstanding at December 31, 1996, and an decrease of $113.4 million from the $286.9 million outstanding at March 31, 1996. See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization, for additional information.

NEW ACCOUNTING STANDARDS
------------------------

     See the discussion included in Note (1) of the Notes to Consolidated Financial Statements, Summary of Significant
Accounting Policies.

NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     PCI's earnings for the first quarter of 1997 were $13.5 million ($.11 per share) compared to earnings of $2.5 million ($.02 per share) for the same period in 1996. PCI's earnings of $27.9 million ($.24 per share) for the twelve months ended March 31, 1997, compared to a net loss of $117.6 million ($.99 per share) for the twelve months ended March 31, 1996. The improvement in earnings for the three month period ended March 31, 1997, over the corresponding period in 1996 was primarily as a result of first quarter 1996 writedowns of aircraft held for disposal and other investments. The improvement in PCI's earnings for the twelve months ended March 31, 1997, over the twelve months ended March 31, 1996, was primarily a result of noncash after-tax charges of $121 million associated with the implementation of PCI's 1995 plan with respect to the aircraft leasing business. During the first quarter of 1997, two L-1011 airframes were sold, at book value, from the joint venture which was formed in the fourth quarter of 1995 to assist PCI with the disposition and management of certain aircraft. As a result of joint venture operations for the three months ended March 31,


1997, PCI's obligation for previously accrued deferred income taxes was reduced, resulting in after-tax earnings of $7.4 million after the provision for transaction costs. The remaining portfolio of assets held for disposal at March 31, 1997, was $5.9 million. In April 1997, PCI sold an additional L-1011 aircraft from its portfolio of assets held for disposal at its approximate book value. First quarter results also include capital gains totaling $3.4 million after-tax related primarily to tender offers accepted by PCI which reduced the cost basis of its preferred stock marketable securities portfolio by $90.2 million. Purchases of preferred stock during the quarter totaled $23.1 million. The cost basis of the marketable securities portfolio at March 31, 1997, was $308.5 million and market value was $310.5 million.

     On December 1, 1996, Canadian Airlines (Canadian) unilaterally announced a three month suspension of lease payments to its operating lessors citing an anticipated temporary cash deficiency in early 1997. PCI has two aircraft on operating lease to Canadian with a combined book value of $42.2 million at March 31, 1997. Canadian resumed lease payments to PCI as scheduled on March 1, 1997. It is expected that Canadian will repay deferred rents of $1.3 million with accrued interest at the higher of the prime rate plus 1% or 8.56% be repaid to PCI in six installments with the final installment due at the time of the lease terminations in April 2000.

     PCI has limited partnership interests in five 30-megawatt SEGS projects in the Mojave Desert in California and owns 22%, 10%, 19%, 31% and 25% of SEGS projects III through VII, respectively. During 1996, the lenders to SEGS III and SEGS IV filed suit against the SEGS III and IV partnerships to restrain them from making distributions of 1996 profits. Due to the uncertainty associated with the litigation and the lack of success in reaching a negotiated settlement with the lenders, PCI wrote off its investments in SEGS III and IV at year end 1996. A decision was reached by the Court in late January 1997 in favor of the partnerships. Thereafter, the lenders immediately issued new default notices based on alleged maintenance deficiencies, again delaying the ability of the partners to distribute 1996 partnership profits. The partnerships continue to work toward a negotiated settlement with the lenders. PCI's current projections of future distributions from SEGS V, VI and VII indicate a recovery of its remaining March 31, 1997 investment balance of $26.7 million.

     PCI generates income primarily from its leasing activities and securities investments. Income from leasing activity, which includes rental income, gains on asset sales, interest income and fees totaled $21.1 million and $88.9 million for the three and twelve months ended March 31, 1997, respectively, compared to $23.9 million and $104 million for the corresponding periods in 1996. The decrease for the three month period ended March 31,


1997, over the corresponding period in 1996 was primarily due to reduced rental income and the decrease for the twelve month period ended March 31, 1997, over the corresponding period in 1996 was primarily due to reduced fee income in 1997. PCI's marketable securities portfolio contributed pretax income of $11.7 million and $35.4 million for the three and twelve months ended March 31, 1997, respectively, compared to $10.1 million and $37 million for the same periods in 1996, which results include net realized gains of $5.3 million and $7.3 million for the three and twelve months ended March 31, 1997, compared to $1.6 million and $1.9 million for the three and twelve months ended March 31, 1996, respectively.

     Other income increased by $23.6 million and $36.3 million for the three and twelve months ended March 31, 1997, respectively, compared to the same periods in 1996. The increase is primarily the result of the first quarter 1996 writedowns of PCI's investments in SEGS, real estate and oil and natural gas. Included in the twelve months ended March 31, 1997, results is an $8.8 million gain ($6.7 million after-tax) related to the sale of PCI's $2.8 million (20%) interest in a Florida-based technology company during the fourth quarter of 1996. During the three months ended March 31, 1997, PCI earned $.6 million in net income from investments made by Pepco Enterprises, Inc. (PEI), a wholly owned subsidiary with business interests that include telecommunications, liquefied natural gas storage facilities, underground cable construction and maintenance services and an energy management services company. Other income for the three months ended March 31, 1997, includes $5.3 million in revenue from PEI activities, and expenses, including income taxes, includes $4.7 million in PEI related expenses, of which $.5 million is income tax expense.

     Expenses, before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $39.3 million and $138.4 million for the three and twelve months ended March 31, 1997, respectively, compared to $53.6 million and $353.7 million for the same periods in 1996. The decreases during the three and twelve months ended March 31, 1997, compared to the same periods in 1996 were primarily due to the $12.3 million pretax first quarter 1996 writedown of assets held for disposal and the second quarter 1995 pretax writedown of $170.1 million related to the implementation of the plan with respect to the aircraft leasing business. Interest expense decreased for the three and twelve months ended March 31, 1997, over the corresponding periods in 1996 as a result of reduced debt as proceeds from sales of aircraft and marketable securities have been used to pay down debt. Depreciation and operating expenses decreased by $25.4 million for the twelve months ended March 31, 1997, as a result of previously accrued repair and maintenance expenses during the twelve months ended March 31, 1996.

     PCI had income tax credits of $13 million and $28.8 million for the three and twelve months ended March 31, 1997, respectively, and $38.8 million and $118.2 million for the corresponding periods in 1996. The decrease in income tax credits for the three month period 1997 over 1996 was primarily the result of the deferred tax reversal of $10.1 million during the first quarter of 1997 compared to $23.5 million in the first quarter of 1996. The decrease in income tax credits for the twelve month period ended March 31, 1997, over 1996 was primarily due to the pretax charge to earnings during the second quarter of 1995 associated with the implementation of PCI's plan with respect to the aircraft leasing business.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     A $310.5 million securities portfolio at March 31, 1997, consisting primarily of investment grade preferred stocks, provides PCI with liquidity and investment flexibility. During the first quarter of 1997, PCI reduced the cost basis of its marketable securities portfolio by $67.1 million as the result of calls and acceptance of tender offers ($90.2 million) offset by purchases of $23.1 million. PCI's fixed rate portfolio is sensitive to fluctuations in interest rates. The reduced size of the preferred stock portfolio lessens the impact of future fluctuations in interest rates, while still maintaining a substantial portfolio for liquidity purposes. The proceeds from the securities activity during the first quarter were used to pay down short-term debt and acquire short-term investments. During the first quarter of 1997, PCI received $25.7 million in cash proceeds from the sale of notes receivable from World Airways (World) and recorded an after-tax charge to earnings of $.4 million. The sale of the notes further reduces PCI's exposure to the ongoing credit risk associated with the airline industry as well as the inherent uncertainty regarding the future value of the aircraft which secured the repayment of the notes.

     PCI's outstanding short-term debt totaled $1 million at March 31, 1997, a decrease of $50.7 million from the $51.7 million outstanding at December 31, 1996, and a decrease of $72.2 million from the $73.2 million outstanding at March 31, 1996. During the three and twelve months ended March 31, 1997, long-term debt repayments totaled $6.8 million and $185.1 million, respectively. At March 31, 1997, PCI had $236.3 million available under its Medium-Term Note Program and $400 million of unused short-term bank credit lines.


Part II   OTHER INFORMATION
-------   -----------------
Item 1    LEGAL PROCEEDINGS
------    -----------------

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for information on various legal proceedings.

Item 5   OTHER INFORMATION
------   -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
------------------------------------------------

     The Company and PCI satisfy their short-term financing requirements through the sale of commercial promissory notes.
The Company and PCI maintain minimum 100 percent lines of credit back-up for their outstanding commercial promissory notes. These lines of credit were unused during 1997 and 1996.

BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     Effective August 27, 1996, the Maryland DSM surcharge tariff was increased, providing approximately $18 million annually in increased revenue. The surcharge includes provisions for the recovery of lost revenue, amortization of pre-1996 actual program expenditures plus the initial amortization of 1996 projected program costs, a CCRF of 9.46% on unamortized balances and an incentive of $8.9 million awarded for exceeding 1995 energy saving goals. Previously, an incentive of $8.7 million was awarded for exceeding 1994 energy saving goals. Maryland DSM program goals for 1996 have been reduced to reflect lower DSM expenditures. Consequently, the performance bonus in 1997 is expected to be significantly lower than amounts awarded for performance in prior years.

     On November 8, 1996, the Company filed a request with the Maryland Public Service Commission for approval of a purchased capacity surcharge, which is designed to recover changes in the level of purchased capacity costs from levels included in base rates. The filing was made to recover capacity payments under a contract with Panda Brandywine L.P. (Panda) for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. Capacity payments commenced in January 1997 and are estimated to total approximately $20 million for the year, of which the Maryland portion is $10.5 million. In connection with its Order approving the proposed Merger, the Maryland Commission denied the surcharge. As stated previously, on May 2, 1997, the Company and BGE filed a request for reconsideration of the Order in which the denial of the recovery of the costs associated with Panda capacity was included. (See
Part I, Item 1, Notes to Consolidated Financial Statements, (6) Commitments and Contingencies, for additional information.) The rate of return on common stock equity most recently determined for the Company in a fully litigated rate case was 12.75% established by the Commission in a June 1991 rate increase order.

District of Columbia
--------------------

     In Formal Case No. 939, the Commission, in June 1995, authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective DSM programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual DSM program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a CCRF computed at the authorized rate of return. The initial rate, which reflects actual costs expended from July 1993 through December 1994, resulted in additional annual revenue of approximately $15 million. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through a surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years. The Company, in June 1996, filed an Application for Authority with the Commission to revise its ECRR. The proposed rate, which reflects actual costs expended during 1995, is expected to increase annual revenue by approximately $8 million. No action has been taken by the District of Columbia Public Service Commission on the revised ECRR. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Remaining allowable expenditures under the spending cap totaled $14.2 million at March 31, 1997. Pre-July 1993 DSM costs receive base rate treatment.


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

     Pursuant to an agreement for the years 1996 through 1998, SMECO rates were reduced by $2 million effective January 1, 1996, with an additional $2.5 million rate reduction scheduled to become effective January 1, 1998. SMECO has agreed not to give the Company a notice of reduction or termination of service prior to December 15, 1998.

Federal - Interchange and Purchased Energy
------------------------------------------

     The Company's generating and transmission facilities are interconnected with those of other members of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) power pool and other utilities. Historically, the pricing of most PJM-dispatched internal economy energy transactions was based upon "split savings" whereby such energy was priced halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy. On April 1, 1997, PJM members implemented an interim restructuring plan which provides for poolwide transmission service under a pool tariff and a bid-price based energy market whereby all energy that clears through the market will be priced at the margin. Prior to this plan, the Company, since July 1996, was providing transmission service with its open access tariff in compliance with FERC Order No. 888. On February 28, 1997, the FERC ordered the PJM member companies to implement a poolwide open access transmission tariff based on a proposal made by PJM supporting companies in December 1996. From this point forward, all transmission service in PJM would be administered by the PJM Interconnection Office. In the initial phase of this plan, bids would be based on cost. Bilateral transactions would also be permitted. The restructured PJM is now a Limited Liability Corporation governed by an independent board of directors with membership open to eligible entities.

     In addition to interchange with PJM, the Company is actively participating in the emerging bilateral energy sales marketplace. The Company's wholesale power sales tariff allows both sales from Company-owned generation and sales of energy purchased by the Company from other market participants. Over 40 utilities and marketers have executed service agreements allowing them to arrange purchases under this tariff. The Company has also executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. These agreements greatly expand the opportunities for economic transactions. During the first quarter of 1997, the Company entered into purchases and sales producing approximately $1.5 million in savings that were passed along to customers.

     The Company continues to purchase energy from Ohio Edison under the Company's 1987 long-term capacity purchase agreements with Ohio Edison and APS, and from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement for a 32-megawatt Montgomery County Resource Recovery Facility. Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005.
Capacity payments for the Montgomery County Resource Recovery facility are not expected to commence until after the year 2000. In August 1996, the Company began purchasing energy from the Panda facility, pursuant to a 25-year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. The Panda facility achieved full commercial operation in October 1996. Capacity payments under this agreement commenced in January 1997. The capacity expense under these agreements, including an allocation of a portion of Ohio Edison's fixed operating and maintenance costs, was $34.6 million for the three months ended March 31, 1997, and is estimated at $141 million in 1997. Commitments under these agreements are estimated at $139 million in 1998, $200 million in 1999 and 2000, $211 million in 2001 and $212 million in 2002.

     The Company has a purchase agreement with Southern Maryland Electric Cooperative, Inc. (SMECO), through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is approximately $5.5 million per year. The Company is also selling capacity to PECO Energy (PECO) in the amount of 100 megawatts per month for the period of January through May 1997. In addition, on April 24, 1997, the Company signed an agreement to sell capacity to Delmarva Power & Light Co. in the amount of 100 megawatts per month for the period June 1, 1997, through May 31, 1998.

RESTRUCTURING OF THE BULK POWER MARKET
--------------------------------------

     In April 1996, the FERC issued its Final Rulemaking Orders No. 888 and No. 889. Both rulemakings address achieving greater competition in the wholesale energy market. Order No. 888 required utilities to file open access transmission tariffs by July 9, 1996. Such filing was made by the Company and was accepted by the FERC. Order No. 889 requires utilities to establish or participate in an Open Access Same-Time Information System (OASIS) which requires transmission owners to post certain transmission availability, pricing and service information on an open-access communications medium such as the Internet. On January 3, 1997, the Company's OASIS became operational and is accessible through the PJM OASIS on the Internet. Order No. 889 also required the Company to establish a code of conduct that complies with FERC's prescribed standards in order to separate utilities' transmission system operations and wholesale marketing functions. The Company's filed code of conduct became effective on January 3, 1997.

     PJM has many years of experience in providing economically efficient transmission and generation services throughout the mid-Atlantic region, and has achieved for its members, including the Company, significant cost savings through shared generating reserves and integrated operations. In order to meet the FERC's goals, the PJM members plan to implement significant market-oriented changes in 1997, which will support broader market participation and achieve even greater efficiencies. The PJM members are working to transform today's coordinated cost-based pool dispatch into a vigorous price-based regional energy market operating under a standard of transmission service comparability.

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

     On November 13, 1996, the FERC found that it could not accept either the Supporting Companies' proposal or PECO's opposing proposal. Consequently, FERC ordered the PJM members to amend its proposals to comport with Order No. 888 on ISOs and to attempt to reach a consensus with other stakeholders. At a minimum, FERC ordered that PJM file a poolwide pro forma open access transmission tariff by December 31, 1996, and amend existing PJM pooling agreements for compatibility with the Order. On December 31, 1996, the PJM member companies filed a joint response to FERC's Order. This compliance filing established a single poolwide transmission tariff and modified the membership and governance provisions of the PJM Agreement. The PJM members noted areas of disagreement in the filing and indicated that the compliance filing was an interim solution until a more comprehensive proposal could be developed.

     On February 28, 1997, the FERC ruled on areas of disagreement between the PJM members and ordered that PJM implement an open access transmission tariff and a bid-based energy market by March 1, 1997. A new PJM Operating Agreement was filed on March 31, 1997 superseding the original PJM Agreement. This Agreement opens PJM's membership to eligible entities. PJM formed a Limited Liability Corporation on March 31, 1997. The members elected an independent board of directors to govern the PJM Interconnection Office. The PJM members subsequently moved the implementation date to April 1, 1997. Through mid-1997, the PJM stakeholders are expected to continue development of an Independent System Operator. These changes are not expected to have a material effect on the operating results of the Company.

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

     Pursuant to an August 1995 order in a generic proceeding dealing with electric industry structure and the advent of competition, the Maryland Public Service Commission found that competition at the wholesale level holds the greatest potential for producing significant benefits, while competition at the retail level would carry many potential problems and difficult-to-find solutions. The Commission stated that it was intrigued by a restructuring concept suggested by the Company, which calls for functionally dividing the utility into generation and transmission/distribution segments. The Commission encouraged the Company to develop the concept further and suggested that other electric utilities in the state develop similar proposals specific to their competitive positions. In October 1996, the Maryland Commission reopened a generic proceeding to review regulatory and competitive issues affecting the electricity industry. The Commission cited the evolving nature of the electric industry as the basis for continuing its investigation. As part of this investigation, the Commission directed its Staff to submit a report on or before May 31, 1997, containing, among other things, recommendations regarding regulatory and competitive issues facing the electric industry in Maryland. The Commission also directed the four major electric utilities in Maryland to prepare unbundled cost studies and model unbundled retail service tariffs prior to August 1, 1997. The District of Columbia Public Service Commission initiated a proceeding to investigate issues regarding electricity industry structure and competition in late 1995. In September 1996, the Commission issued an order designating the issues to be examined in the proceeding. Initial comments regarding the designated issues were filed with the Commission in January 1997, and reply comments were filed in March 1997.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales decreased 4.7% and 2.9%, for the three and twelve months ended March 31, 1997, respectively, as compared to sales for the corresponding periods in 1996. The decreases in sales were primarily attributable to milder than average winter weather in the first quarter of 1997, as compared to the blizzard-like conditions in the corresponding period in 1996.
The decline in sales for the twelve months ended March 31, 1997, was also affected by cooler than average summer weather in 1996. Heating degree days for the three and twelve months ended March 31, 1997, were 22% and 16%, respectively, below the corresponding period in 1996 and 15% and 6%, respectively, below the 20-year averages. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     The 1996 summer peak demand of 5,288 megawatts occurred on June 17, 1996. This compares with the 1995 summer peak demand of 5,732 megawatts, and the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,716 megawatts. To meet the 1996 summer peak demand, the Company had approximately 265 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1.5%, reflecting continuing success with demand side management (DSM) and energy use management (EUM) programs and anticipated service area growth trends. The 1996-1997 winter season peak demand of 4,632 megawatts was 7.5% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

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

     In Maryland, the Company invested approximately $5.5 million and $28.5 million in DSM programs for the three and twelve months ended March 31, 1997, respectively. The Company recovers the costs of Maryland DSM programs through a base rate surcharge which amortizes costs over a five-year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company was awarded a bonus of $8.9 million in 1996, based on 1995 performance, which followed a bonus of $8.7 million in 1995, based on 1994 performance. Maryland DSM program goals for 1996 were reduced to reflect lower DSM expenditures. Consequently, the performance bonus in 1997 is expected to be significantly lower than amounts awarded for performance in prior years. Investment in District of Columbia DSM programs totaled approximately $.8 million and $11.8 million for the three and twelve months ended March 31, 1997, respectively. These DSM costs are amortized over 10 years with an accrued return on unamortized costs.

     It is estimated that peak load reductions of over 700 megawatts have been achieved to date from DSM and EUM programs and that additional peak load reductions of approximately 400 megawatts will be achieved in the next five years. The Company also estimates that, in 1996, energy savings of more than 1.6 billion kilowatt-hours were realized through operation of its DSM and EUM programs. See the discussions included in Summary of Significant Accounting Policies, Total Revenue, and Base Rate Proceedings, for additional information.


Construction and Generating Capacity
------------------------------------

     Construction expenditures, excluding AFUDC and CCRF, are projected to total $1.2 billion for the five-year period 1997 through 2001, which includes $18 million of estimated Clean Air Act (CAA) expenditures. In 1997, construction expenditures are projected to total $215 million, which includes $4 million of estimated CAA expenditures. The Company plans to finance its construction program primarily through funds provided by operations. Actual construction expenditures during the period 1997 through 2001 may vary from projections once the Merger with BGE becomes effective.

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

     A 32-megawatt municipally financed resource recovery facility in Montgomery County, Maryland, began commercial operation in August 1995. The Company has been purchasing energy under the agreement covering this project without capacity payment obligations, which are not expected to commence until after the year 2000. In addition, the Company has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. The Panda facility achieved full commercial operation in October 1996. The Company projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet customers' needs well beyond the year 2000. In 1995, the Maryland Public Service Commission issued an order that requires electric utilities to competitively procure future capacity resources. The Company believes that completion of the first combined-cycle unit at its Station H facility in Dickerson, Maryland, currently scheduled for 2004, is likely to be the most cost-effective alternative for the next increment of capacity. This will add a steam cycle to the two existing combustion turbine units.

SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned nonutility subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 to provide a permanent vehicle for ongoing nonutility investment business. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $310.5 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $210.2 million, $196.3 million and $162.7 million, at March 31, 1997, December 31, 1996, and March 31, 1996, respectively.


Consolidated Statements of Earnings:
-----------------------------------




                                             Three                      Twelve
                                          Months Ended               Months Ended
                                            March 31,                  March 31,
                                     ----------------------     ----------------------
                                       1997         1996          1997         1996
                                     --------     ---------     --------     ---------

                                                  (Thousands of Dollars)
Income
  Leasing activities                 $ 21,115     $  23,917     $ 88,859     $ 103,956
  Marketable securities                11,742        10,058       35,374        37,035
  Other                                 6,950       (16,662)      13,227       (23,072)
                                     --------     ---------     --------     ---------
                                       39,807        17,313      137,460       117,919
                                     --------     ---------     --------     ---------

Expenses
  Interest                             19,026        22,129       80,339        91,454
  Administrative and general            6,354         5,363       16,520        13,208
  Depreciation and operating           13,959        13,795       41,146        66,595
  Loss on assets held for
    disposal                                -        12,320          424       182,398
  Income tax credit                   (12,982)      (38,762)     (28,845)     (118,181)
                                     --------     ---------     --------     ---------
                                       26,357        14,845      109,584       235,474
                                     --------     ---------     --------     ---------
Net earnings (loss) from
  nonutility subsidiary              $ 13,450     $   2,468     $ 27,876     $(117,555)<F1>
                                     ========     =========     ========     =========

Per share contribution
  (reduction) to earnings
  of the Company                        $ .11         $ .02        $ .24         $(.99)<F1>
                                        =====         =====        =====         =====

<F1>Reflects non-recurring, noncash, after-tax charges of $121 million
    ($1.03 per share) related to the 1995 plan to dispose of certain aircraft in its equipment leasing business.





STATISTICAL DATA
----------------


                                             Three Months Ended                  Twelve Months Ended
                                                  March 31,                           March 31,
                                      ---------------------------------    -------------------------------------
                                        1997       1996        % Change       1997         1996         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $113,809   $126,567        (10.1)    $  536,389   $  558,555         (4.0)
    General Service                    208,359    204,728          1.8      1,080,233    1,078,041          0.2
    Large Power Service <F1>             7,342      7,194          2.1         35,815       36,088         (0.8)
    Street Lighting                      3,281      3,190          2.9         12,560       12,403          1.3
    Rapid Transit                        6,553      6,691         (2.1)        28,569       28,583            -
    Wholesale                           30,309     34,206        (11.4)       118,252      121,525         (2.7)
                                      --------   --------                  ----------   ----------
      System                          $369,653   $382,576         (3.4)    $1,811,818   $1,835,195         (1.3)
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,729      1,987        (13.0)         6,624        6,994         (5.3)
    General Service                      3,655      3,657         (0.1)        15,183       15,522         (2.2)
    Large Power Service <F1>               176        176            -            687          708         (3.0)
    Street Lighting                         46         45          2.2            165          164          0.6
    Rapid Transit                          100        103         (2.9)           409          415         (1.4)
    Wholesale                              683        738         (7.5)         2,515        2,557         (1.6)
                                      --------   --------                  ----------   ----------
      System                             6,389      6,706         (4.7)        25,583       26,360         (2.9)
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               5.79       5.70          1.6           7.08         6.96          1.7
    -----------------------

  System Peak Demand <F2>
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,288        5,732
    Winter                                   -          -                       4,632        4,831

  Net Generation
  --------------
  (Millions of KWH)                      4,333      5,265                      17,109       20,104

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                92         89                          90           86
    Oil (%)                                  7         11                           6            7
    Gas (%)                                  1          -                           4            7

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.83      $1.82                       $1.80        $1.74

  Weather Data
  ------------
    Heating Degree Days                  1,925      2,466                       3,809        4,525
    20 Year Average                      2,252                                  4,033
    Cooling Degree Hours                     -          -                       9,247       11,459
    20 Year Average                         11                                 11,109

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).


<F1> Large Power Service customers are served at a voltage of 66KV or higher.
<F2> At March 31, 1997, the generation capability, including capacity purchase contracts, was 6,716 MW.


UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION
------------------------------------------------------------

     The following unaudited pro forma condensed information combines the historical consolidated balance sheets and statements of income of Potomac Electric Power Company (PEPCO) and Baltimore Gas and Electric Company (BGE), including their respective subsidiaries, after giving effect to the proposed merger (the Merger) of the two companies into Constellation Energy Corporation. As previously disclosed, the Merger is expected to close as soon as all necessary regulatory approvals, on terms satisfactory to PEPCO and BGE, are obtained. As of the date of this filing, the Merger has not closed. The unaudited pro forma combined condensed balance sheet at March 31, 1997, gives effect to the Merger as if it had occurred at March 31, 1997. The unaudited pro forma combined condensed statement of income for the three months ended March 31, 1997, gives effect to the Merger as if it had occurred at January 1, 1997. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The registrant, Constellation Energy Corporation, was formed September 22, 1995, and has no assets or operations. Therefore, the registrant has no financial statements and, in turn, there has been no audit of such statements.

     The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of PEPCO and BGE, which are contained in their respective 1934 Act reports for prior periods. The following information is not necessarily indicative of the financial position or operating results that would have occurred if the Merger had been consummated on the dates, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future financial position or operating results.

     The following unaudited pro forma combined condensed financial information of Constellation Energy Corporation is set forth below:

     Balance Sheet as of March 31, 1997
     Income Statement for the Three Months Ended March 31, 1997
     Notes to Consolidated Financial Statements

     The following PEPCO financial information is also set forth below:

     Reclassifying Balance Sheet as of March 31, 1997
     Reclassifying Income Statement for the Three Months Ended
        March 31, 1997


Other Information
-----------------

     Both PEPCO and BGE file annual and quarterly reports with the Securities and Exchange Commission (SEC). These are available at the SEC's public reference rooms in Washington, D.C.
and New York, New York (call 1-800-SEC-0330 for more information); and at the SEC's web site at http://www.sec.gov.





                                       CONSTELLATION ENERGY CORPORATION
                             UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                                  MARCH 31, 1997
                                                  (IN THOUSANDS)
                             ----------------------------------------------------

                                                                  PEPCO
                                                BGE         (As Reclassified)    Pro Forma      Pro Forma
                                            (As Reported)      (See Note 1)     Adjustments     Combined
                                            --------------  -----------------  -------------  -------------
ASSETS
Current Assets
  Cash and Cash Equivalents                 $      69,946   $         54,543   $          -   $    124,489
  Accounts Receivable - net                       419,719            221,910              -        641,629
  Materials and Supplies                          153,645            143,269              -        296,914
  Prepayments and Other                           175,964             21,603              -        197,567
                                            -------------   ----------------   ------------   ------------
    Total Current Assets                          819,274            441,325              -      1,260,599
                                            -------------   ----------------   ------------   ------------

Investments and Other Assets
  Notes Receivable                                      -             57,226              -         57,226
  Real Estate Projects                            519,688             72,476              -        592,164
  Power Generation Systems                        397,815                847              -        398,662
  Financial Instruments                           127,511                  -              -        127,511
  Marketable Securities                            36,943            310,473              -        347,416
  Investment in Finance Leases                     29,135            493,761              -        522,896
  Operating Lease Equipment - net                       -            188,974              -        188,974
  Assets Held for Disposal                              -              5,900              -          5,900
  Other Investments                               373,501            112,557              -        486,058
                                            -------------   ----------------   ------------   ------------
    Total Investments and Other Assets          1,484,593          1,242,214              -      2,726,807
                                            -------------   ----------------   ------------   ------------

Utility Plant
  Plant in Service
    Electric                                    6,598,858          6,244,707              -     12,843,565
    Gas                                           798,645                  -              -        798,645
    Common                                        545,019                  -              -        545,019
                                            -------------   ----------------   ------------   ------------
    Total Plant in Service                      7,942,522          6,244,707              -     14,187,229
  Accumulated Depreciation                     (2,653,844)        (1,919,736)             -     (4,573,580)
                                            -------------   ----------------   ------------   ------------
  Net Plant in Service                          5,288,678          4,324,971              -      9,613,649
  Construction Work in Progress                   141,813             74,292              -        216,105
  Nuclear Fuel - net                              123,521                  -              -        123,521
  Other Plant - net                                25,470             26,273              -         51,743
                                            -------------   ----------------   ------------   ------------
    Net Utility Plant                           5,579,482          4,425,536              -     10,005,018
                                            -------------   ----------------   ------------   ------------

Deferred Charges
  Regulatory Assets                               488,249            465,953              -        954,202
  Other                                            98,331            181,455              -        279,786
                                            -------------   ----------------   ------------   ------------
    Total Deferred Charges                        586,580            647,408              -      1,233,988
                                            -------------   ----------------   ------------   ------------

Total Assets                                $   8,469,929   $      6,756,483   $          -   $ 15,226,412
                                            =============   ================   ============   ============

LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term Borrowings                     $     145,685   $        174,540   $          -   $    320,225
  Current Portion of Long-term Debt,
    Preferred Stock and Preference Stock          272,954            533,807              -        806,761
  Accounts Payable                                155,012            211,451              -        366,463
  Other                                           258,629            100,711              -        359,340
                                            -------------   ----------------   ------------   ------------
    Total Current Liabilities                     832,280          1,020,509              -      1,852,789
                                            -------------   ----------------   ------------   ------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes                         1,291,898          1,025,904              -      2,317,802
  Capital Lease Obligations                             -            162,322              -        162,322
  Pension and Postemployment Benefits             176,852                  -              -        176,852
  Other                                           101,851             45,856              -        147,707
                                            -------------   ----------------   ------------   ------------
    Total Deferred Credits and Other
      Liabilities                               1,570,601          1,234,082              -      2,804,683
                                            -------------   ----------------   ------------   ------------
Capitalization
  Long-term Debt                                2,862,277          2,374,968              -      5,237,245
  Preferred Stock                                       -            267,797              -        267,797
  Preference Stock                                344,500                  -              -        344,500
  Common Shareholders' Equity                   2,860,271          1,859,127              -      4,719,398
                                            -------------   ----------------   ------------   ------------
    Total Capitalization                        6,067,048          4,501,892              -     10,568,940
                                            -------------   ----------------   ------------   ------------

Total Liabilities and Capitalization        $   8,469,929   $      6,756,483   $          -   $ 15,226,412
                                            =============   ================   ============   ============


See accompanying Notes to Unaudited Pro Forma Combined
Condensed Financial Statements.

                                         CONSTELLATION ENERGY CORPORATION
                             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                                         THREE MONTHS ENDED MARCH 31, 1997
                                      (In thousands, except per share amounts)
                             -------------------------------------------------------


                                                                      PEPCO
                                                    BGE         (As Reclassified)      Pro Forma         Pro Forma
                                               (As Reported)       (See Note 5)       Adjustments        Combined
                                               -------------    -----------------     ------------    -------------

Revenue
  Electric                                     $    517,297     $         389,060     $         -     $    906,357
  Gas                                               213,708                     -               -          213,708
  Diversified businesses                            156,681                39,807               -          196,488
                                               ------------     -----------------     -----------     ------------
    Total Revenue                                   887,686               428,867               -        1,316,553
                                               ------------     -----------------     -----------     ------------

Operating Expenses
  Electric fuel and purchased energy                135,173               165,525               -          300,698
  Gas purchased for resale                          133,254                     -               -          133,254
  Operations                                        131,874                51,836               -          183,710
  Maintenance                                        39,545                21,173               -           60,718
  Diversified business expenses                     140,080                20,313               -          160,393
  Depreciation and amortization                      85,599                57,600               -          143,199
  Taxes other than income taxes                      58,245                45,409               -          103,654
                                               ------------     -----------------     -----------     ------------
    Total Operating Expenses                        723,770               361,856               -        1,085,626
                                               ------------     -----------------     -----------     ------------

Income from Operations                              163,916                67,011               -          230,927

Total Other Income                                      963                 2,032               -            2,995
                                               ------------     -----------------     -----------     ------------

Income Before Interest and Income Taxes             164,879                69,043               -          233,922

Net Interest Expense                                 53,350                54,062               -          107,412
                                               ------------     -----------------     -----------     ------------

Income Before Income Taxes                          111,529                14,981               -          126,510

Income Taxes                                         39,418                (8,001)              -           31,417
                                               ------------     -----------------     -----------     ------------

Net Income                                           72,111                22,982               -           95,093

Preferred and Preference Stock Dividends              7,884                 4,145               -           12,029
                                               ------------     -----------------     -----------     ------------
Earnings Applicable to Common Stock            $     64,227     $          18,837     $         -     $     83,064
                                               ============     =================     ===========     ============

Average Shares of Common Stock Outstanding          147,667               118,499                          265,811

Earnings Per Share of Common Stock                    $0.43                 $0.16                            $0.31



See accompanying Notes to Unaudited Pro Forma Combined
Condensed Financial Statements.

Notes to Unaudited Pro Forma Combined Condensed Financial
---------------------------------------------------------
Statements
----------

1. The revenue, expenses, assets, and liabilities of PEPCO's nonregulated subsidiaries have been reclassified to conform with the presentation used by BGE. The effect of accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

2. Pro forma per common share amounts give effect to the conversion of each share of PEPCO and BGE Common Stock into .997 share and 1 share, respectively, of Constellation Energy Corporation Common Stock. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

3. The allocation between PEPCO and BGE and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. None of these estimated cost savings, the costs to achieve such savings, or transaction costs have been reflected in the pro forma combined condensed financial statements.

4. Intercompany transactions between PEPCO and BGE during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

5. The PEPCO reclassifying information reflects the reclassifying entries necessary to adjust PEPCO's consolidated balance sheet and statement of income presentation to be consistent with the presentation expected to be used by Constellation Energy Corporation.



                                          POTOMAC ELECTRIC POWER COMPANY
                                            RECLASSIFYING BALANCE SHEET
                                                 MARCH 31, 1997
                                                 (In Thousands)
                                          ------------------------------


                                                          PEPCO             PEPCO              PEPCO
                                                      (As Reported)      (Reclasses)     (As Reclassified)
                                                     --------------    --------------    -----------------
ASSETS
Current Assets
  Cash and Cash Equivalents                          $       1,263     $      53,280     $         54,543
  Accounts Receivable - net                                      -           221,910              221,910
  Customer Accounts Receivable - net                       119,047          (119,047)                   -
  Other Accounts Receivable - net                           30,491           (30,491)                   -
  Accrued Unbilled Revenue                                  62,976           (62,976)                   -
  Materials and Supplies                                         -           143,269              143,269
    Fuel                                                    74,243           (74,243)                   -
    Construction and Maintenance                            69,026           (69,026)                   -
  Prepayments and Other                                          -            21,603               21,603
  Prepaid Taxes                                             18,004           (18,004)                   -
  Other Prepaid Expenses                                     3,599            (3,599)                   -
                                                     -------------     -------------     ----------------
                Total Current Assets                       378,649            62,676              441,325
                                                     -------------     -------------     ----------------

Investments and Other Assets
  Notes Receivable                                               -            57,226               57,226
  Real Estate Projects                                           -            72,476               72,476
  Power Generation Systems                                       -               847                  847
  Marketable Securities                                          -           310,473              310,473
  Investment in Finance Leases                                   -           493,761              493,761
  Operating Lease Equipment - net                                -           188,974              188,974
  Assets Held for Disposal                                       -             5,900                5,900
  Other Investments                                              -           112,557              112,557
                                                     -------------     -------------     ----------------
    Total Investments and Other Assets                           -         1,242,214            1,242,214
                                                     -------------     -------------     ----------------

Utility Plant
  Plant in Service
    Electric                                             6,244,707                 -            6,244,707
    Construction Work in Progress                           74,292           (74,292)                   -
    Electric Plant Held for Future Use                       4,170            (4,170)                   -
    Nonoperating Property                                   22,976           (22,976)                   -
                                                     -------------     -------------     ----------------

                Total Plant in Service                   6,346,145          (101,438)           6,244,707
  Accumulated Depreciation                              (1,920,609)              873           (1,919,736)
  Construction Work in Progress                                  -            74,292               74,292
  Other Plant - net                                              -            26,273               26,273
                                                     -------------     -------------     ----------------
                Net Utility Plant                        4,425,536                 -            4,425,536
                                                     -------------     -------------     ----------------

Deferred Charges
  Regulatory Assets                                              -           465,953              465,953
  Income Taxes Recoverable through Future Rates, net       238,517          (238,517)                   -
  Conservation Costs, net                                  229,684          (229,684)                   -
  Unamortized Debt Reacquisition Costs                      54,851           (54,851)                   -
  Other                                                    168,268            13,187              181,455
                                                     -------------     -------------     ----------------
    Total Deferred Charges                                 691,320           (43,912)             647,408
                                                     -------------     -------------     ----------------

Nonutility Subsidiary Assets
  Cash and Cash Equivalents                                 53,280           (53,280)                   -
  Marketable Securities                                    310,473          (310,473)                   -
  Investment in Finance Leases                             493,761          (493,761)                   -
  Operating Lease Equipment - net                          188,974          (188,974)                   -
  Assets Held for Disposal                                   5,900            (5,900)                   -
  Receivables - net                                         66,622           (66,622)                   -
  Other Investments                                        185,880          (185,880)                   -
  Other Assets                                              16,133           (16,133)                   -
                                                     -------------     -------------     ----------------
    Total Nonutility Subsidiary Assets                   1,321,023        (1,321,023)                   -
                                                     -------------     -------------     ----------------

Total Assets                                         $   6,816,528     $     (60,045)    $      6,756,483
                                                     =============     =============     ================



                                       POTOMAC ELECTRIC POWER COMPANY
                                        RECLASSIFYING BALANCE SHEET
                                               MARCH 31, 1997
                                               (In Thousands)
                                       ------------------------------


                                                              PEPCO            PEPCO             PEPCO
                                                          (As Reported)     (Reclasses)    (As Reclassified)
                                                         --------------    ------------    -----------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term Borrowings                                  $     173,540     $     1,000     $        174,540
  Current Portion of Long-term Debt and Preferred Stock        200,985         332,822              533,807
  Accounts Payable and Accrued Expenses                        143,565          67,886              211,451
  Capital Lease Obligations Due within One Year                 20,772         (20,772)                   -
  Other                                                         79,939          20,772              100,711
                                                         -------------     -----------     ----------------
    Total Current Liabilities                                  618,801         401,708            1,020,509
                                                         -------------     -----------     ----------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes                                        986,453          39,451            1,025,904
  Deferred Investment Tax Credits                               60,045         (60,045)                   -
  Capital Lease Obligations                                          -         162,322              162,322
  Other                                                         39,398           6,458               45,856
                                                         -------------     -----------     ----------------
    Total Deferred Credits and Other Liabilities             1,085,896         148,186            1,234,082
                                                         -------------     -----------     ----------------

Other Noncurrent Liabilities
  Capital Lease Obligations                                    162,322        (162,322)                   -
                                                         -------------     -----------     ----------------
    Total Other Noncurrent Liabilities                         162,322        (162,322)                   -
                                                         -------------     -----------     ----------------

Capitalization
  Long-term Debt                                             1,718,310         656,658            2,374,968
  Preferred Stock                                                    -         267,797              267,797
  Serial Preferred Stock                                       125,297        (125,297)                   -
  Redeemable Serial Preferred Stock                            142,500        (142,500)                   -
  Common Shareholders' Equity                                        -       1,859,127            1,859,127
  Common Stock                                                 118,497        (118,497)                   -
  Other Common Equity                                        1,740,630      (1,740,630)                   -
                                                         -------------     -----------     ----------------
    Total Capitalization                                     3,845,234         656,658            4,501,892
                                                         -------------     -----------     ----------------

Nonutility Subsidiary Liabilities
  Long-term Debt                                               989,480        (989,480)                   -
  Short-term Notes Payable                                       1,000          (1,000)                   -
  Deferred Taxes and Other                                     113,795        (113,795)                   -
                                                         -------------     -----------     ----------------
    Total Nonutility Subsidiary Liabilities                  1,104,275      (1,104,275)                   -
                                                         -------------     -----------     ----------------

Total Liabilities and Capitalization                     $   6,816,528     $   (60,045)    $      6,756,483
                                                         =============     ===========     ================




                                             POTOMAC ELECTRIC POWER COMPANY
                                            RECLASSIFYING STATEMENT OF INCOME
                                            THREE MONTHS ENDED MARCH 31, 1997
                                        (In thousands, except per share amounts)
                                        ----------------------------------------

                                                             PEPCO            PEPCO              PEPCO
                                                         (As Reported)     (Reclasses)     (As Reclassified)
                                                         -------------    -------------    -----------------
Revenue
  Electric                                               $    389,060     $          -     $        389,060
  Gas                                                               -                -                    -
  Diversified businesses                                            -           39,807               39,807
                                                         ------------     ------------     ----------------
    Total Revenue                                             389,060           39,807              428,867
                                                         ------------     ------------     ----------------

Operating Expenses
  Electric fuel and purchased energy                                -          165,525              165,525
  Fuel                                                         78,507          (78,507)                   -
  Purchased energy                                             51,074          (51,074)                   -
  Capacity purchase payments                                   35,944          (35,944)                   -
  Gas purchased for resale                                          -                -                    -
  Operations                                                   51,836                -               51,836
  Maintenance                                                  21,173                -               21,173
  Diversified business expenses                                     -           20,313               20,313
  Loss on assets held for disposal                                  -                -                    -
  Depreciation and amortization                                57,600                -               57,600
  Income taxes                                                  5,295           (5,295)                   -
  Taxes other than income taxes                                45,409                -               45,409
                                                         ------------     ------------     ----------------
    Total Operating Expenses                                  346,838           15,018              361,856
                                                         ------------     ------------     ----------------

Income from Operations                                         42,222           24,789               67,011
                                                         ------------     ------------     ----------------
Other Income
  Nonutility Subsidiary Income                                 39,807          (39,807)                   -
  Loss on assets held for disposal                                  -                -                    -
  Expenses, including interest and income taxes               (26,357)          26,357                    -
                                                         ------------     ------------     ----------------
    Net earnings from nonutility subsidiary                    13,450          (13,450)                   -
  Allowance for other funds used during construction
    and capital cost recovery factor                            1,660                -                1,660
  Other, net                                                      686             (314)                 372
                                                         ------------     ------------     ----------------
    Total Other Income                                         15,796          (13,764)               2,032
                                                         ------------     ------------     ----------------

Income Before Interest and Income Taxes                        58,018           11,025               69,043
                                                         ------------     ------------     ----------------

Interest Expense
  Interest on debt                                             34,744                -               34,744
  Other                                                         2,098                -                2,098
  Subsidiary interest expense                                       -           19,026               19,026
  Allowance for borrowed funds used during construction
    and capital cost recovery factor                           (1,806)               -               (1,806)
                                                         ------------     ------------     ----------------
    Net Interest Expense                                       35,036           19,026               54,062
                                                         ------------     ------------     ----------------

Income before income taxes                                     22,982           (8,001)              14,981
                                                         ------------     ------------     ----------------

Income taxes - Utility                                              -            5,295                5,295
Income taxes - Nonoperating                                         -             (314)                (314)
Income taxes - Subsidiary                                           -          (12,982)             (12,982)
                                                         ------------     ------------     ----------------
  Total Income Taxes                                                -           (8,001)              (8,001)
                                                         ------------     ------------     ----------------

Net Income                                                     22,982                -               22,982

Preferred Dividends                                             4,145                                 4,145
                                                         ------------                      ----------------

Earnings Applicable to Common Stock                      $     18,837                      $         18,837
                                                         ============                      ================

Average Shares of Common Stock Outstanding                    118,499                               118,499

Earnings Per Share of Common Stock                              $0.16                                 $0.16


Item 6   EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a)  Exhibits

              Exhibit 11   -   Computation of Earnings Per Common
                               Share - filed herewith.

              Exhibit 12   -   Computation of ratios - filed
                               herewith.

              Exhibit 15   -   Letter re unaudited interim
                               financial information - filed
                               herewith.

              Exhibit 27   -   Financial data schedule - filed
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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By       /s/ D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President and
                                  Chief Financial Officer


 May 14, 1997
--------------
    DATE





Exhibit 11         Computations of Earnings Per Common Share
----------         -----------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended March 31, 1997, and the twelve months ended December 31, 1996 and 1995:


                                             March 31,     December 31,    December 31,
                                               1997            1996            1995
                                           -------------   ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,497,650     118,496,683     118,412,478
                                           ============    ============    ============
Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,497,650     118,496,683     118,412,478

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          34,962          34,986          38,255

    Conversion of 7% Convertible
      Debentures                              2,364,559       2,418,579       2,469,639

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       3,392,500
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,289,671     124,342,748     124,312,872
                                           ============    ============    ============

Earnings applicable to common stock        $228,618,000    $220,356,000     $77,540,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              15,000          15,000          16,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,358,000       6,416,000       6,475,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                               $234,991,000    $226,787,000     $84,031,000
                                           ============    ============    ============

Primary earnings per common share                 $1.93           $1.86           $0.65

Fully diluted earnings per common share           $1.89           $1.82           $0.68

The valuation is not required by footnote 2 to paragraph
14 of APB No. 15 for the the twelve months ended March 31, 1997, and December 31, 1996, because it results in dilution of less than 3%. In addition, this calculation is submitted in accordance with Regulation S-K item 601
(b)(11) although it is contrary to paragraph 40 of APB No.
15 because it produces an antidilutive result for the twelve months ended December 31, 1995.

Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March
31, 1997, and for each of the preceding five years on the basis of parent company operations only, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                               Mar. 31,
                                                   1997      1996        1995        1994        1993        1992
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $217,332    $220,066    $218,788    $208,074    $216,478    $172,599
Taxes based on income                           130,701     135,011     129,439     116,648     107,223      76,965
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          348,033     355,077     348,227     324,722     323,701     249,564
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              146,560     146,939     146,558     139,210     141,393     138,097
  Interest factor in rentals                     23,409      23,560      23,431       6,300       5,859       6,140
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             169,969     170,499     169,989     145,510     147,252     144,237
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $518,002    $525,576    $518,216    $470,232    $470,953    $393,801
                                              =========   =========   =========   =========   =========   =========

Coverage of fixed charges                          3.05        3.08        3.05        3.23        3.20        2.73
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,590     $16,604     $16,851     $16,437     $16,255     $14,392
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.60        1.61        1.59        1.56        1.50        1.45
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $26,544     $26,732     $26,793     $25,642     $24,383     $20,868
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $196,513    $197,231    $196,782    $171,152    $171,635    $165,105
                                              =========   =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                          2.64        2.66        2.63        2.75        2.74        2.39
                                                   ====        ====        ====        ====        ====        ====



Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March
31, 1997, and for each of the preceding five years on a fully consolidated basis, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                               Mar. 31,
                                                   1997      1996        1995        1994        1993        1992
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $245,208    $236,960     $94,391    $227,162    $241,579    $200,760
Taxes based on income                           101,856      80,386      43,731      93,953      62,145      79,481
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          347,064     317,346     138,122     321,115     303,724     280,241
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              227,500     231,029     238,724     224,514     221,312     226,453
  Interest factor in rentals                     23,669      23,943      26,685       9,938       9,257       6,599
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             251,169     254,972     265,409     234,452     230,569     233,052
                                              ---------   ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest         (601)       (649)       (529)       (521)     (2,059)     (2,200)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $597,632    $571,669    $403,002    $555,046    $532,234    $511,093
                                               ========    ========    ========    ========    ========    ========

Coverage of fixed charges                          2.38        2.24        1.52        2.37        2.31        2.19
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,590     $16,604     $16,851     $16,437     $16,255     $14,392
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.42        1.34        1.46        1.41        1.26        1.40
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $23,558     $22,249     $24,602     $23,176     $20,481     $20,149
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $274,727    $277,221    $290,011    $257,628    $251,050    $253,201
                                               ========    ========    ========    ========    ========    ========
Coverage of combined fixed charges
  and preferred dividends                          2.18        2.06        1.39        2.15        2.12        2.02
                                                   ====        ====        ====        ====        ====        ====




                                                    Exhibit 15




May 14, 1997






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated May 14, 1997, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Numbers 33-36798, 33-53685 and 33-54197) on Forms S-8 filed on
September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Numbers 33-58810 and 33-61379) on Forms S-3 filed on February 26, 1993 and July 28, 1995, respectively, in the Joint Proxy Statement/Prospectus constituting part of the Registration Statement (Number 33-64799) on Form S-4 of Constellation Energy Corporation filed on December 7, 1995, and in the Prospectuses constituting parts of the Registration Statements on Form S-3 (333-24705 and 333-24855) of Constellation Energy Corporation filed on April 7, 1997, and April 9, 1997, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.




