Form 10-Q
period 1997-06-30
POTOMAC ELECTRIC POWER CO
filed 1997-08-13
CIK 79732

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                June 30, 1997
                                 -------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding at June 30, 1997
--------------------------     ----------------------------
Common Stock, $1 par value               118,500,614
                        TABLE OF CONTENTS


PART I - Financial Information                               Page

  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
      (2) Income Taxes....................................... 10
      (3) Capitalization..................................... 13
      (4) Fair Value of Financial Instruments................ 15
      (5) Marketable Securities.............................. 17
      (6) Commitments and Contingencies...................... 18
    Report of Independent Accountants on Review of Interim
      Financial Information.................................. 26

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Proposed Merger Update................................. 27
      Results of Operations.................................. 29
      Capital Resources and Liquidity........................ 31
      New Accounting Standards............................... 32
    Nonutility Subsidiary
      Results of Operations.................................. 32
      Capital Resources and Liquidity........................ 35

PART II - Other Information

  Item 1 - Legal Proceedings................................. 36
  Item 5 - Other Information
    Other Financing Arrangements............................. 36
    Base Rate Proceedings.................................... 36
    Restructuring of the Bulk Power Market................... 40
    Competition.............................................. 41
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 43
    Selected Nonutility Subsidiary Financial Information..... 45
    Statistical Data......................................... 48
    Unaudited Pro Forma Combined Condensed Financial
      Information............................................ 49
  Item 6 - Exhibits and Reports on Form 8-K.................. 57
  Signatures................................................. 58
  Computations of Earnings Per Common Share.................. 59
  Computation of Ratios - Parent Company Only................ 60
  Computation of Ratios - Fully Consolidated................. 61
  Independent Accountants Awareness Letter................... 62


                              1

Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and
Retained Income
                                                           (Unaudited)

-------------------------------------------------------


                                                      Three Months Ended
Six Months Ended         Twelve Months Ended
                                                           June 30,
    June 30,                   June 30,
                                                     --------------------
--------------------     ----------------------
                                                        1997       1996
 1997       1996           1997        1996
                                                     ---------  ---------
---------  ---------     ---------- -----------

(Thousands of Dollars)
Revenue
  Sales of electricity                               $ 437,924  $ 461,002     $
807,577  $ 843,578     $1,788,739  $1,857,355
  Other electric revenue                                 1,631      1,703
  6,464      4,399         12,182       9,166
                                                     ---------  ---------
---------  ---------     ----------  ----------
    Total Operating Revenue                            439,555    462,705
814,041    847,977      1,800,921   1,866,521
  Interchange deliveries                                11,416     39,075
 25,990     90,396        111,048     137,686
                                                     ---------  ---------
---------  ---------     ----------  ----------
    Total Revenue                                      450,971    501,780
840,031    938,373      1,911,969   2,004,207
                                                     ---------  ---------
---------  ---------     ----------  ----------
Operating Expenses
  Fuel                                                  78,195     74,805
156,702    167,518        316,976     369,801
  Purchased energy                                      44,376     79,195
 95,450    160,497        270,932     266,059
  Capacity purchase payments                            36,781     32,583
 72,725     64,861        133,649     126,085
  Other operation                                       53,296     56,263
105,132    111,982        216,476     224,577
  Maintenance                                           23,907     21,267
 45,080     42,694         93,910      91,680
                                                     ---------  ---------
---------  ---------     ----------  ----------
    Total Operation and Maintenance                    236,555    264,113
475,089    547,552      1,031,943   1,078,202
  Depreciation and amortization                         56,801     54,675
114,401    110,076        227,340     219,474
  Income taxes                                          27,763     37,808
 33,058     45,979        121,164     140,044
  Other taxes                                           49,232     49,841
 94,641     95,396        199,611     201,433
                                                     ---------  ---------
---------  ---------     ----------  ----------
    Total Operating Expenses                           370,351    406,437
717,189    799,003      1,580,058   1,639,153
                                                     ---------  ---------
---------  ---------     ----------  ----------
Operating Income                                        80,620     95,343
122,842    139,370        331,911     365,054
                                                     ---------  ---------
---------  ---------     ----------  ----------
Other Income
  Nonutility Subsidiary
    Income                                              28,665     31,783
 68,472     49,096        134,342     117,038
    Loss on assets held for disposal                         -          -
      -    (12,320)          (424)    (12,320)
    Expenses, including interest
      and income taxes                                 (27,209)   (22,736)
(53,566)   (25,261)      (113,633)    (97,726)
                                                     ---------  ---------
---------  ---------     ----------  ----------
      Net earnings from nonutility
        subsidiary                                       1,456      9,047
 14,906     11,515         20,285       6,992
  Allowance for other funds used during
    construction and capital cost recovery factor        1,681      1,660
  3,341      3,397          6,516       6,657
  Other, net                                             1,638      1,613
  2,324      3,368          3,414       2,334
                                                     ---------  ---------
---------  ---------     ----------  ----------
    Total Other Income                                   4,775     12,320
 20,571     18,280         30,215      15,983
                                                     ---------  ---------
---------  ---------     ----------  ----------
Income Before Utility Interest Charges                  85,395    107,663
143,413    157,650        362,126     381,037
                                                     ---------  ---------
---------  ---------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        34,104     33,291
 68,847     66,725        135,228     133,687
  Other                                                  3,406      4,102
  5,505      7,889         11,448      14,382
  Allowance for borrowed funds used during
    construction and capital cost recovery factor       (2,239)    (1,983)
 (4,045)    (3,951)        (7,630)     (9,220)
                                                     ---------  ---------
---------  ---------     ----------  ----------
      Net Utility Interest Charges                      35,271     35,410
 70,307     70,663        139,046     138,849
                                                     ---------  ---------
---------  ---------     ----------  ----------
Net Income                                              50,124     72,253
 73,106     86,987        223,080     242,188
Dividends on Preferred Stock                             4,137      4,137
  8,282      8,297         16,590      16,673
                                                     ---------  ---------
---------  ---------     ----------  ----------
Earnings for Common Stock                               45,987     68,116
 64,824     78,690        206,490     225,515

Retained Income at Beginning of Period                 730,197    695,521
760,285    742,296        711,726     689,475
Dividends on Common Stock                              (49,156)   (49,153)
(98,304)   (98,305)      (196,610)   (196,610)
Subsidiary Marketable Securities Net
  Unrealized Gain (Loss), Net of Tax                     1,213     (2,758)
  1,436    (10,955)         6,635      (6,654)
                                                     ---------  ---------
---------  ---------     ----------  ----------
Retained Income at End of Period                     $ 728,241  $ 711,726     $
728,241  $ 711,726     $  728,241  $  711,726
                                                     =========  =========
=========  =========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,500    118,496
118,500    118,496        118,499     118,493
Earnings Per Common Share                                $0.39      $0.57
  $0.55      $0.66          $1.74       $1.90
Cash Dividends Per Common Share                         $0.415     $0.415
  $0.83      $0.83          $1.66       $1.66
Book Value Per Share
                           $15.67      $15.53
Dividend Payout Ratio
                             95.4%       87.4%
Effective Federal Income Tax Rate
                             25.2%       22.1%


                                                               2

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                      (Unaudited at June 30, 1997 and 1996)
                                   ------------------------------------------


                                                                   June 30,
  December 31,        June 30,
                  ASSETS                                             1997
      1996              1996
                  ------                                        -------------
 -------------     -------------

(Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   6,299,044
 $   6,232,049     $   6,141,899
  Construction work in progress                                        78,450
        62,469            69,035
  Electric plant held for future use                                    4,190
         4,152             4,115
  Nonoperating property                                                22,976
        22,921            22,771
                                                                -------------
 -------------     -------------
                                                                    6,404,660
     6,321,591         6,237,820
  Accumulated depreciation                                         (1,961,519)
    (1,898,342)       (1,829,828)
                                                                -------------
 -------------     -------------
      Net Property and Plant                                        4,443,141
     4,423,249         4,407,992
                                                                -------------
 -------------     -------------
Current Assets
  Cash and cash equivalents                                             7,640
         2,174             6,312
  Customer accounts receivable, less allowance
    for uncollectible accounts of $661, $1,298
    and $1,443                                                        164,006
       128,600           163,924
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     29,633
        38,490            37,015
  Accrued unbilled revenue                                             94,973
        70,214           121,915
  Prepaid taxes                                                           105
        34,202             3,427
  Other prepaid expenses                                                6,892
         4,613            11,535
  Material and supplies - at average cost
    Fuel                                                               63,834
        68,232            80,254
    Construction and maintenance                                       67,931
        69,541            69,852
                                                                -------------
 -------------     -------------
      Total Current Assets                                            435,014
       416,066           494,234
                                                                -------------
 -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  239,435
       238,467           239,806
  Conservation costs, net                                             229,010
       233,793           234,869
  Unamortized debt reacquisition costs                                 54,149
        55,552            56,956
  Other                                                               171,758
       159,139           118,899
                                                                -------------
 -------------     -------------
      Total Deferred Charges                                          694,352
       686,951           650,530
                                                                -------------
 -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                            19,111
           804                 -
  Marketable securities                                               289,293
       377,237           409,194
  Investment in finance leases                                        486,049
       484,972           477,813
  Operating lease equipment, net of accumulated
    depreciation of $137,492, $117,705 and $99,257                    179,337
       199,124           252,197
  Assets held for disposal                                              3,700
        10,300            20,200
  Receivables, less allowance for uncollectible
    accounts of $6,000                                                 47,981
        87,745            77,631
  Other investments                                                   186,906
       193,002           187,201
  Other assets                                                         14,280
        12,436            15,599
                                                                -------------
 -------------     -------------
      Total Nonutility Subsidiary Assets                            1,226,657
     1,365,620         1,439,835
                                                                -------------
 -------------     -------------
      Total Assets                                              $   6,799,164
 $   6,891,886     $   6,992,591
                                                                =============
 =============     =============

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $     118,501
 $     118,500     $     118,497
  Other common equity                                               1,738,619
     1,770,692         1,722,167
  Serial preferred stock                                              125,293
       125,298           125,307
  Redeemable serial preferred stock                                   141,000
       142,500           142,500
  Long-term debt                                                    1,727,065
     1,767,598         1,718,361
                                                                -------------
 -------------     -------------
      Total Capitalization                                          3,850,478
     3,924,588         3,826,832
                                                                -------------
 -------------     -------------
Other Non-Current Liabilities
  Capital lease obligations                                           161,702
       162,936           164,113
                                                                -------------
 -------------     -------------
      Total Other Non-Current Liabilities                             161,702
       162,936           164,113
                                                                -------------
 -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                    100,985
       152,445           100,985
  Short-term debt                                                     311,600
       131,390           327,515
  Accounts payable and accrued expenses                               158,846
       179,289           188,622
  Capital lease obligations due within one year                        20,772
        20,772            20,772
  Other                                                                81,710
        83,135            82,675
                                                                -------------
 -------------     -------------
      Total Current Liabilities                                       673,913
       567,031           720,569
                                                                -------------
 -------------     -------------
Deferred Credits
  Income taxes                                                      1,001,460
       973,642           907,032
  Investment tax credits                                               59,133
        60,958            62,782
  Other                                                                40,561
        35,658            37,026
                                                                -------------
 -------------     -------------
      Total Deferred Credits                                        1,101,154
     1,070,258         1,006,840
                                                                -------------
 -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                      912,709
       996,232           978,911
  Short-term notes payable                                                  -
        51,650           159,330
  Deferred taxes and other                                             99,208
       119,191           135,996
                                                                -------------
 -------------     -------------
      Total Nonutility Subsidiary Liabilities                       1,011,917
     1,167,073         1,274,237
                                                                -------------
 -------------     -------------
      Total Capitalization and Liabilities                      $   6,799,164
 $   6,891,886     $   6,992,591
                                                                =============
 =============     =============
                                                     3



                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Six
Months Ended         Twelve Months Ended
                                                                            June
30,                  June 30,

-----------------------   -----------------------
                                                                       1997
     1996        1997          1996
                                                                     ---------
   ---------   ---------     ---------

   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $  58,200
   $  75,472   $ 202,795     $ 235,196
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      114,401
     110,076     227,340       219,474
    Deferred income taxes and investment tax credits                    25,350
      11,492      95,354        43,508
    Deferred conservation costs                                        (17,752)
    (26,965)    (40,191)      (69,667)
    Allowance for funds used during construction
      and capital cost recovery factor                                  (7,386)
     (7,348)    (14,146)      (15,877)
    Changes in materials and supplies                                    6,008
     (16,406)     18,341        (8,995)
    Changes in accounts receivable and accrued unbilled revenue        (51,308)
    (75,011)     34,242       (42,099)
    Changes in accounts payable                                        (20,405)
     15,675     (22,456)       20,175
    Changes in other current assets and liabilities                     29,630
      41,222      (5,734)        2,472
    Net other operating activities                                     (17,860)
     (6,856)    (59,678)      (35,808)
  Nonutility subsidiary:
    Net earnings                                                        14,906
      11,515      20,285         6,992
    Deferred income taxes                                              (25,612)
    (36,287)    (25,723)      (15,282)
    Loss on assets held for disposal                                         -
      12,320         424        12,320
    Changes in other assets and net other operating activities          33,866
      34,483      35,641        63,746
                                                                     ---------
   ---------   ---------     ---------
Net Cash From Operating Activities                                     142,038
     143,382     466,494       416,155
                                                                     ---------
   ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                               (99,554)
    (91,932)   (201,658)     (202,721)
  Allowance for funds used during construction
    and capital cost recovery factor                                     7,386
       7,348      14,146        15,877
                                                                     ---------
   ---------   ---------     ---------
    Net investment in property and plant                               (92,168)
    (84,584)   (187,512)     (186,844)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (23,133)
    (11,252)    (31,561)      (35,152)
    Proceeds from sale or redemption of marketable securities          119,472
     117,242     169,758       129,638
    Investment in leased equipment                                      (7,480)
     (3,056)     (7,480)     (150,462)
    Proceeds from sale or disposition of leased equipment                    -
       3,658           -         3,658
    Proceeds from assets held for disposal                               2,200
      29,354       7,000        29,354
    Proceeds from sale of assets                                         2,700
         285       2,415         6,251
    Purchase of other investments                                      (19,293)
     (1,996)    (40,295)       (3,251)
    Proceeds from sale or distribution of other investments              5,559
       1,604      37,822         2,319
    Investment in promissory notes                                         (12)
     (4,388)        131        (8,922)
    Proceeds from promissory notes                                      52,992
       7,643      62,024        12,079
                                                                     ---------
   ---------   ---------     ---------
Net Cash From (Used by) Investing Activities                            40,837
      54,510      12,302      (201,332)
                                                                     ---------
   ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (98,304)
    (98,305)   (196,610)     (196,610)
  Dividends on preferred stock                                          (8,282)
     (8,297)    (16,590)      (16,673)
  Redemption of preferred stock                                         (1,500)
          -      (1,500)            -
  Issuance of long-term debt                                             8,090
           -     107,590       172,754
  Reacquisition and retirement of long-term debt                      (101,460)
    (26,300)   (101,480)     (126,217)
  Short-term debt, net                                                 180,210
      69,050     (15,915)      (26,485)
  Other financing activities                                            (2,683)
     (2,573)     (5,467)      (13,757)
  Nonutility subsidiary:
    Issuance of long-term debt                                               -
      78,000     105,000       185,000
    Repayment of long-term debt                                        (83,523)
   (146,573)   (174,052)     (244,142)
    Short-term debt, net                                               (51,650)
    (64,020)   (159,333)       23,330
                                                                     ---------
   ---------   ---------     ---------
Net Cash Used By Financing Activities                                 (159,102)
   (199,018)   (458,357)     (242,800)
                                                                     ---------
   ---------   ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                    23,773
      (1,126)     20,439       (27,977)
Cash and Cash Equivalents at Beginning of Period                         2,978
       7,438       6,312        34,289
                                                                     ---------
   ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  26,751
   $   6,312   $  26,751     $   6,312
                                                                     =========
   =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $37,275, $43,682, $76,982 and $96,982)               $ 103,712
   $ 111,887   $ 208,791     $ 230,954
  Income taxes                                                       $   1,826
   $   2,559   $  27,750     $  44,594

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

     Potomac Capital Investment Corporation (PCI), the Company's wholly owned subsidiary, was formed in 1983 to provide a vehicle to conduct the Company's ongoing nonutility businesses.
Effective April 30, 1996, the Company reorganized its nonutility subsidiaries whereby PEPCO Enterprises, Inc. (PEI) became a subsidiary of PCI. PCI's principal investments have been in aircraft and power generation equipment, equipment leasing and marketable securities, primarily preferred stock with mandatory redemption features. PCI is also involved with activities, through PEI, which provide telecommunication and energy services. In addition, PCI has investments in real estate properties in the Washington, D.C. metropolitan area.

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


Conservation
------------

     In general, the Company accounts for conservation expenditures in connection with its DSM program as a deferred charge, and amortizes the costs over five years in Maryland and ten years in the District of Columbia. At June 30, 1997, unamortized conservation costs totaled $90.3 million in Maryland and $138.7 million in the District of Columbia.

Allowance for Funds Used During Construction and Capital Cost
-------------------------------------------------------------
  Recovery Factor
  ---------------

     In general, the Company capitalizes AFUDC with respect to investments in Construction Work in Progress with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 7.5%, compounded semiannually, for the six months ended June 30, 1997, and approximately 7.4% in 1996 and 7.9% in 1995, compounded semiannually.

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

New Accounting Standards
------------------------

     On June 30, 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131 entitled "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information", respectively. Both of these statements will become effective for calendar year 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

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


(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                         Three Months Ended
     Six Months Ended         Twelve Months Ended
                                                              June 30,
        June 30,                   June 30,
                                                        ----------------------
  -----------------------    ----------------------
                                                           1997         1996
     1997         1996          1997         1996
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

  (Thousands of Dollars)
Utility current tax expense
  Federal                                               $   13,125   $  23,234
  $   6,683    $  31,753     $  22,166    $  87,294
  State and local                                            1,802       3,569
        952        4,346         2,886       12,090
                                                        ----------   ---------
  ---------    ---------     ---------    ---------
Total utility current tax expense                           14,927      26,803
      7,635       36,099        25,052       99,384
                                                        ----------   ---------
  ---------    ---------     ---------    ---------
Utility deferred tax expense
  Federal                                                   12,123      11,208
     23,525       11,487        86,799       41,391
  State and local                                            1,866       1,202
      3,650        1,830        12,204        5,767
  Investment tax credits                                      (912)       (913)
    (1,825)      (1,825)       (3,649)      (3,650)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------
Total utility deferred tax expense                          13,077      11,497
     25,350       11,492        95,354       43,508
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

Total utility income tax expense                            28,004      38,300
     32,985       47,591       120,406      142,892
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

Nonutility subsidiary current tax expense
  Federal                                                   (4,055)     (5,005)
     3,151       (9,039)       (6,062)     (36,691)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

Nonutility subsidiary deferred tax expense
  Federal                                                   (3,880)     (1,561)
   (24,068)     (36,289)      (24,152)     (19,744)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

Total nonutility subsidiary income tax credit               (7,935)     (6,566)
   (20,917)     (45,328)      (30,214)     (56,435)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

Total consolidated income tax expense                       20,069      31,734
     12,068        2,263        90,192       86,457
Income taxes included in other income                       (7,694)     (6,074)
   (20,990)     (43,716)      (30,972)     (53,587)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------
Income taxes included in utility operating expenses     $   27,763   $  37,808
  $  33,058    $  45,979     $ 121,164    $ 140,044
                                                        ==========   =========
  =========    =========     =========    =========


Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                         Three Months Ended
     Six Months Ended         Twelve Months Ended
                                                              June 30,
         June 30,                   June 30,
                                                        ----------------------
  -----------------------    ----------------------
                                                           1997         1996
     1997         1996          1997         1996
                                                        ----------    --------
  ---------    ---------     ---------    ---------

  (Thousands of Dollars)
Income before income taxes                              $   70,193   $ 103,987
  $  85,174    $  89,250     $ 313,272    $ 328,645
                                                        ==========   =========
  =========    =========     =========    =========

Utility income tax at federal
  statutory rate                                        $   26,836      35,527
  $  31,915    $  43,072     $ 113,120    $ 132,331
    Increases (decreases) resulting from
      Depreciation                                           2,522       2,543
      5,044        5,085         9,826        9,761
      Removal costs                                         (1,794)     (1,170)
    (3,186)      (1,478)       (5,282)      (5,783)
      Allowance for funds used during
        construction                                           160         146
        365          280           776          548
      Other                                                 (1,192)       (934)
    (2,319)      (1,475)       (3,961)      (1,449)
      State income taxes, net of federal effect              2,384       3,101
      2,991        3,932         9,808       11,524
      Tax credits                                             (912)       (913)
    (1,825)      (1,825)       (3,881)      (4,040)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------
Total utility income tax expense                            28,004      38,300
     32,985       47,591       120,406      142,892
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

Nonutility subsidiary income tax at federal
  statutory rate                                            (2,268)        868
     (2,104)     (11,835)       (3,475)     (17,305)
    Increases (decreases) resulting from
      Dividends received deduction                          (1,196)     (4,408)
    (2,718)      (6,044)       (3,788)     (10,255)
      Reversal of previously accrued deferred taxes              -      (5,193)
   (10,125)     (28,699)      (12,230)     (28,699)
      Other                                                 (4,471)      2,167
     (5,970)       1,250       (10,721)        (176)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------
Total nonutility subsidiary income tax credit               (7,935)     (6,566)
   (20,917)     (45,328)      (30,214)     (56,435)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------

Total consolidated income tax expense                       20,069      31,734
     12,068        2,263        90,192       86,457
Income taxes included in other income                       (7,694)     (6,074)
   (20,990)     (43,716)      (30,972)     (53,587)
                                                        ----------   ---------
  ---------    ---------     ---------    ---------
Income taxes included in utility operating expenses     $   27,763   $  37,808
  $  33,058    $  45,979     $ 121,164    $ 140,044
                                                        ==========   =========
  =========    =========     =========    =========


Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                         June 30,     Dec. 31,
   June 30,
                                                           1997         1996
     1996
                                                        ----------   ----------
 ----------
                                                             (Thousands of
Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                   $  845,159   $ 821,656
  $ 794,312
  Rapid amortization of certified pollution
    control facilities                                      24,036      24,816
     26,068
  Deferred taxes on amounts to be collected
    through future rates                                    90,650      90,284
     90,790
  Property taxes                                            13,094      12,664
     12,132
  Deferred fuel                                            (14,964)    (14,663)
   (12,954)
  Prepayment premium on debt retirement                     20,493      21,025
     21,543
  Deferred investment tax credit                           (22,388)    (23,079)
   (23,769)
  Contributions in aid of construction                     (29,176)    (28,719)
   (27,551)
  Contributions to pension plan                             16,170      16,170
     11,803
  Conservation costs (demand side management)               45,764      41,106
          -
  Other                                                     22,218      21,653
     20,050
                                                        ----------   ---------
  --------
Total utility deferred tax liabilities (net)             1,011,056     982,913
    912,424
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                    9,596       9,271
      5,392
                                                        ----------   ---------
  ---------
Total utility deferred tax liabilities
  (net) - non-current                                   $1,001,460   $ 973,642
  $ 907,032
                                                        ==========   =========
  =========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                        $  140,216   $ 144,667
  $ 161,744
  Operating leases                                          39,861      57,006
     31,682
  Alternative minimum tax                                  (97,109)    (97,109)
   (88,664)
  Other                                                    (46,739)    (43,496)
   (43,987)
                                                        ----------   ---------
  ---------
Total nonutility subsidiary deferred tax liabilities
  (net), (included in Deferred taxes and other)         $   36,229   $  61,068
  $  60,775
                                                        ==========   =========
  =========


(3)  CAPITALIZATION
     --------------

Common Equity
-------------

     At June 30, 1997, 118,500,614 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of June 30, 1997, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,769,412 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively. Under the Stock Option Agreement with Baltimore Gas and Electric Company, 23,579,900 shares could become issuable, contingent upon specific events associated with termination of the Merger Agreement. (See Note 6 - Commitments and Contingencies for additional information.)

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock and Long-Term Debt
   ------------------------

     At June 30, 1997, the Company had outstanding 5,345,547 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,125,649 shares is authorized. At June 30, 1997, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.6 million and $10.1 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series
(5,851 shares outstanding at June 30, 1997) is convertible into Common Stock at $8.51 per share.

     At June 30, 1997, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.5% ($2.25) for the period June 1, 1997, through August 31, 1997. For the period March 1, 1997, through May 31, 1997, the annual dividend rate was 3.92% ($1.96). The average rate at which dividends were paid during the twelve months ended June 30, 1997, was 4.14% ($2.07).

     At June 30, 1997, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001; one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002; and 839,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption, beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 2001 with respect to the three series of Redeemable Serial Preferred Stock are $1 million in 1998, $1.5 million in 1999 through 2000 and $9.8 million in 2001.

     The Company's Long-Term Debt at June 30, 1997, is summarized below:

                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,341,800
          Convertible Debentures                     178,907
          Notes Payable                              333,090
          Net Unamortized Discount                   (26,732)
          Current Portion                           (100,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,727,065
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $  912,709
                                                  ==========

     At June 30, 1997, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $126.5 million; and the aggregate amounts of long-term debt maturities are $50 million in 1997, $50 million in 1998, $45 million in 1999, $100 million in 2000 and $165 million in 2001. At June 30, 1997, long-term debt due within one year consisted of $50 million of 9.08% Medium-Term Notes and $50 million of 4-3/8% First Mortgage Bonds.

     On May 26 and May 28, 1997, the Company redeemed, at maturity, $100 million of 6.66% - 6.73% Medium-Term Notes.

Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at June 30, 1997, consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between 1997 and 2003. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.44% at June 30, 1997, 7.44% at December 31, 1996, and 7.29% at June 30, 1996. Annual aggregate principal repayments on these borrowings are $114 million in 1997, $300.7 million in 1998, $170 million in 1999, $115 million in 2000, $54 million in 2001 and $98.5 million thereafter. Also included in long-term debt is $60.5 million of non-recourse debt which is due in monthly installments with final maturities in 1999, 2001, 2002 and 2011.


(4) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The estimated fair values of the Company's financial instruments at June 30, 1997, December 31, 1996, and June 30, 1996, are shown below.



                                         June 30,                    December 31,
                  June 30,
                                           1997                          1996
                       1996
                                --------------------------
-------------------------     -------------------------
                                  Carrying        Fair          Carrying
Fair          Carrying        Fair
                                   Amount         Value          Amount
Value          Amount         Value
                                -----------     ----------     ----------
----------     ----------     ----------
                                                                (Thousands of
Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,293        119,468        125,298
113,285        125,307        110,157
                                ==========      =========      =========
=========      =========      =========
    Redeemable serial
      preferred stock           $  141,000        142,901        142,500
146,491        142,500        143,496
                                ==========      =========      =========
=========      =========      =========
    Long-term debt
      First mortgage bonds      $1,277,803      1,262,424      1,327,389
1,319,976      1,326,975      1,291,083
      Medium-term notes         $  281,050        278,457        272,788
274,242        223,152        216,888
      Convertible debentures    $  168,212        171,368        167,421
171,880        168,234        170,092
                                ----------      ---------      ---------
---------      ---------      ---------
        Total long-term debt    $1,727,065      1,712,249      1,767,598
1,766,098      1,718,361      1,678,063
                                ==========      =========      =========
=========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  289,293        289,293        377,237
377,237        409,194        409,194
                                ==========      =========      =========
=========      =========      =========
    Notes receivable            $   34,253         29,734         72,251
 71,593         64,298         62,168
                                ==========      =========      =========
=========      =========      =========
  Liabilities
    Long-term debt              $  912,709        916,229        996,232
1,011,814        978,911        993,426
                                ==========      =========      =========
=========      =========      =========


     The methods and assumptions below were used to estimate, at June 30, 1997, December 31, 1996, and June 30, 1996, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

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


(5)  MARKETABLE SECURITIES
     ---------------------

     PCI's marketable securities are classified as available-for-sale for financial reporting purposes. Investment grade preferred stocks with mandatory redemption features made up 86% of the portfolio at June 30, 1997. Net unrealized gains or losses on such securities are reflected, net of tax, in stockholders' equity. The net unrealized gains (losses) are shown below:

                                 As of June 30, 1997
                        -------------------------------------
                                                     Net
                                       Market     Unrealized
                           Cost        Value         Gain
                        ---------    ---------    -----------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $ 285,443    $ 289,293     $   3,850
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
                        =========    =========     =========


                                As of June 30, 1996
                        -------------------------------------
                                                      Net
                                       Market      Unrealized
                           Cost        Value          Loss
                        ---------    ---------    -----------
                                 (Thousands of Dollars)
Mandatory redeemable
  preferred stock       $ 415,550    $ 409,194     $  (6,356)
Equity securities               3            -            (3)
                        ---------    ---------     ---------
  Total                 $ 415,553    $ 409,194     $  (6,359)
                        ==========   =========     =========


     Included in net unrealized gains and losses are gross unrealized gains of $9 million and gross unrealized losses of $5.1 million at June 30, 1997; gross unrealized gains of $9.9 million and gross unrealized losses of $8.3 million at December 31, 1996; and gross unrealized gains of $6.1 million and gross unrealized losses of $12.5 million at June 30, 1996.

     At June 30, 1997, the contractual maturities for mandatory redeemable preferred stock are $4.8 million within one year, $90.6 million from one to five years, $88.2 million from five to 10 years and $101.8 million for over 10 years.

     In determining gross realized gains and losses on sales or calls of securities, specific identification is used. A summary of realized gains and losses is shown below.

                 Three Months      Six Months     Twelve Months
                    Ended            Ended            Ended
                   June 30,         June 30,         June 30,
                --------------   --------------   --------------
                 1997    1996     1997    1996     1997    1996
                ------  ------   ------  ------   ------  ------
                            (Thousands of Dollars)

Gross realized
  gains         $  928  $  244   $6,812  $2,505   $8,973  $2,911
Gross realized
  losses             -    (121)    (623)   (792)    (882)   (956)
                ------  ------   ------  ------   ------  ------
  Net gain      $  928  $  123   $6,189  $1,713   $8,091  $1,955
                ======  ======   ======  ======   ======  ======


(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Proposed Merger
---------------

     The Company entered into an Agreement and Plan of Merger with Baltimore Gas and Electric Company (BGE) in September 1995. This Agreement provides for a strategic business combination in which each company will merge into Constellation Energy Corporation (Constellation Energy), a newly formed company, to create an integrated, non-holding company structure (the Merger). Each outstanding share of the Company's common stock will be converted into the right to receive .997 of a share of common stock of Constellation Energy and each outstanding share of BGE common stock will be converted into the right to receive one share of Constellation Energy's common stock. This transaction is expected to qualify as a tax-free exchange of shares for the holders of each company's common stock and as a pooling of interests for accounting purposes. Constellation Energy will serve a population of approximately 4.5 million with approximately 1.8 million electric customers and over 557,000 natural gas customers. Preliminary estimates indicate that savings from the combined utility systems will approximate $1.3 billion over 10 years following the Merger. These savings are net of costs to achieve, which are presently estimated to be approximately $150 million. Approximately two-thirds of the projected savings are expected to result from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs. The allocation of the net savings between customers and shareholders of Constellation Energy will be determined in regulatory proceedings. The applications for approval of the Merger, filed with the various regulatory commissions, set forth the proposed plans for Constellation Energy to share the benefits of the Merger with customers in the District of Columbia and Maryland. The proposal included: 1) a freeze on base electric rates until at least January 1, 2000, 2) a unique bill credit for all customers if Constellation Energy achieves certain financial targets, 3) an array of economic development incentives, and 4) programs to address the energy needs of low-income customers.
The development of estimated savings resulting from the Merger was based upon assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company and BGE. Accordingly, while the Company believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that all such savings will be realized. If the Merger is not completed, a substantial portion of Merger related costs would be written off as a charge against the Company's results of operations. At June 30, 1997, the Company had deferred $37.1 million in costs related to the Merger.

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

     On May 2, 1997, the companies filed a request for reconsideration of the Maryland Order. In the request, the companies detailed areas of the Order that need to be revised for the Merger to proceed and proposed a modified plan to address these concerns. Highlights of this modified plan include: 1) a $26 million rate reduction for Constellation Energy's Maryland customers upon completion of the Merger, followed by a four-year base-rate freeze, 2) a comprehensive surcharge that permits full cost recovery of power purchase contracts the Commission had previously approved, 3) a synergy sharing mechanism premised on an 11.9% ROE that splits Merger benefits on a 50/50 basis between customers and investors, allowing further customer rate reductions if the new company's operations result in additional savings, and 4) an opportunity for recovery of Merger costs over the four-year, base-rate freeze period via the synergy sharing mechanism. Under this proposal, Constellation Energy would write off Merger costs in the year the Merger is consummated. There can be no assurance that the Commission will grant the request for reconsideration or that the Commission's Order will be changed.

     On May 1, 1997, the International Brotherhood of Electrical Workers (IBEW) Local 1900 filed an appeal of the Maryland Commission's decision with the Circuit Court of Baltimore County. In view of the Commission's conclusion that, under Maryland law, the IBEW's appeal divested it of authority to consider the Application for Rehearing, the joint applicants filed a motion requesting the Circuit Court to remand the case to the


Commission. On July 8, 1997, the Circuit Court of Baltimore County decided to hold its ruling on the motion for remand until July 28, 1997 while the Maryland Commission corrected a computational error contained in its April 16, 1997 Order. On July 14, 1997, the Company's and BGE's Chief Executive Officers filed sworn affidavits in the Court stating that the Merger cannot proceed unless other aspects of the Commission's Order were modified. The affidavits stated that even if adjusted for the computational error, the original order does not provide an adequate financial basis upon which the companies could proceed to consummate the Merger. On July 28, 1997, the Circuit Court accepted the correction of the computational error, denied the motion for rehearing and established a procedural schedule for consideration of the IBEW's appeal, which culminates in a hearing on October 20, 1997.

     The Company is unable to predict when final decisions will be reached by the Maryland and District of Columbia Public Service Commissions or the Circuit Court of Baltimore County. The Merger will not proceed unless the regulatory approvals conform to the fundamental requirement that shareholders have a reasonable opportunity to share in the expected benefits of the Merger.

     The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act was terminated on January 29, 1997. If the Merger is not completed by January 28, 1998, a new Hart-Scott-Rodino filing would be required. The Nuclear Regulatory Commission has approved the transfer of BGE's ownership interest in the operating licenses for the two generating units at the Calvert Cliffs Nuclear Power Plant to Constellation Energy at the effective time of the Merger. In addition, the Merger has been approved by the State Corporation Commission of Virginia and the Pennsylvania Public Utility Commission.

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

     An extension of the current 1993 Labor Agreement between the Company and Local 1900 of the IBEW was ratified by the Union members in December 1995. The 1995 Agreement extends the 1993 Agreement, which was due to expire on June 1, 1996, for two years or until the effective date of the Merger with BGE, whichever occurs first. This Agreement provides severance benefits, previously approved by the Company for exempt and non-bargaining unit employees, for all union members and provided for a lump-sum payment of 2% of base pay on January 5, 1996, a lump-sum payment of 1% of base pay on June 7, 1996, and a lump-sum payment of 3% of base pay on June 6, 1997.

     On March 31, 1997, the Company signed a contract to purchase land in downtown Washington, D.C. to build a $90 million regional headquarters for Constellation Energy.

Environmental Contingencies
---------------------------

     As discussed in the March 31, 1997 Form 10-Q, the Company received notice in December 1995 from the U.S. Environmental Protection Agency (EPA) that it is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from an agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

     As discussed in the March 31, 1997 Form 10-Q, the Company received notice from the EPA in October 1995 that it, along with several hundred other companies, may be a PRP in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is .0042%. The EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     As also discussed in the March 31, 1997 Form 10-Q, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by the EPA, including legal fees, are currently estimated to be $7.5 million. The Company has paid $.9 million as of June 30, 1997. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. In July 1995, the EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. The EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The Company cannot predict whether the EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

     As also discussed in the March 31, 1997 Form 10-Q, during 1993 the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately 448 individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant.

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

                              24

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 26) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-58810 and 33-61379) and Form S-8 (Registration Nos. 33-36798, 33-53685 and 33-54197), in the Joint
Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (Registration No. 33-64799) of Constellation Energy Corporation and in the Prospectuses constituting parts of the Registration Statements on Form S-3 (Registration Nos. 333-24705 and 333-24855) of Constellation Energy Corporation filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at June 30, 1997 and 1996, and the related consolidated statements of earnings and retained income for the three, six and twelve month periods then ended and the consolidated statements of cash flows for the six and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
August 13, 1997


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

     On May 2, 1997, the companies filed a request for reconsideration of the Maryland Order. In the request, the companies detailed areas of the Order that need to be revised for the Merger to proceed and proposed a modified plan to address these concerns. Highlights of this modified plan include: 1) a $26 million rate reduction for Constellation Energy's Maryland customers upon completion of the Merger, followed by a four-year base-rate freeze, 2) a comprehensive surcharge that permits full cost recovery of power purchase contracts the Commission had previously approved, 3) a synergy sharing mechanism premised on an 11.9% ROE that splits Merger benefits on a 50/50 basis between customers and investors, allowing further customer rate reductions if the new company's operations result in additional savings, and (4) an opportunity for recovery of Merger costs over the four-year, base-rate freeze period via the synergy sharing mechanism. Under this proposal, Constellation Energy would write off Merger costs in the year the Merger is consummated. There can be no assurance that the Commission will grant the request for reconsideration or that the Commission's Order will be changed.

     On May 1, 1997, IBEW Local 1900 filed an appeal of the Maryland Commission's decision with the Circuit Court of Baltimore County. In view of the Commission's conclusion that, under Maryland law, the IBEW's appeal divested it of authority to consider the Application for Rehearing, the joint applicants filed a motion requesting the Circuit Court to remand the case to the Commission. On July 8, 1997, the Circuit Court of Baltimore County decided to hold its ruling on the motion for remand until July 28, 1997 while the Maryland Commission corrected a computational error contained in its April 16, 1997 Order. On July 14, 1997, the Company's and BGE's Chief Executive Officers filed sworn affidavits in the Court stating that the Merger cannot proceed unless other aspects of the Commission's Order were modified. The affidavits stated that even if adjusted for the computational error, the original order does not provide an adequate financial basis upon which the companies could proceed to consummate the Merger. On July 28, 1997, the Circuit Court accepted the correction of the computational error, denied the motion for rehearing and established a procedural schedule for consideration of the IBEW's appeal, which culminates in a hearing on October 20, 1997.

     The Company is unable to predict when final decisions will be reached by the Maryland and District of Columbia Public Service Commissions or the Circuit Court of Baltimore County. The Merger will not proceed unless the regulatory approvals conform to the fundamental requirement that shareholders have a reasonable opportunity to share in the expected benefits of the Merger.

     The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act was terminated on January 29, 1997. If the Merger is not completed by January 28, 1998, a new Hart-Scott-Rodino filing would be required. The Nuclear Regulatory Commission has approved the transfer of BGE's ownership interest in the operating licenses for the two generating units at the


Calvert Cliffs Nuclear Power Plant to Constellation Energy at the effective time of the Merger. In addition, the Merger has been approved by the State Corporation Commission of Virginia and the Pennsylvania Public Utility Commission. If the Merger is not completed, a substantial portion of Merger related costs would be written off as a charge against the Company's results of operations. At June 30, 1997, the Company has deferred $37.1 million in costs related to the Merger.

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for additional information.

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE

     Total revenue decreased for the three, six and twelve months ended June 30, 1997, as compared to the corresponding periods in 1996. The decrease in revenue from sales of electricity for the three, six and twelve months ended June 30, 1997, was primarily due to decreases in kilowatt-hour sales of 3.9%, 4.3% and 4.8% from the corresponding periods ended June 30, 1996. The decline in sales reflects milder than average weather in each calendar quarter in the twelve months ended June 30, 1997. The weather in the corresponding quarters in the prior twelve months was more severe than average in the third quarter of 1995 as well as the first and second quarters of 1996.

     Total revenue also reflects the effects of the Maryland Demand Side Management (DSM) surcharge tariff. Effective June 6, 1997, the surcharge tariff rate was lowered, which will reduce annual revenue by approximately $17 million, reflecting the Company's efforts to narrow conservation program offerings and limit conservation spending. In the second quarter of 1997, the Company recorded a $1.6 million bonus, which was awarded for exceeding 1996 energy saving goals under the conservation incentive provision of the tariff. In the third quarter of 1996, the Company recorded an $8.9 million bonus, which was awarded for exceeding 1995 energy saving goals.

     Interchange deliveries decreased for the three, six and twelve months ended June 30, 1997. These decreases principally reflect changes in the levels of activity in purchase-for-resale agreements under the Company's wholesale power sales tariff. Beginning in January 1997 through March 1997, and pursuant to FERC's Order No. 888, the Company implemented an open access transmission tariff and terminated the purchase-for-resale agreements. Under the open access transmission tariff, the Company received revenue from service agreements, classified as "Other electric revenue", which totaled $1.4 million in the six and twelve months ended June 30, 1997. In addition, interchange deliveries include revenue from bilateral energy transactions and the sale of short-term generating capacity, which totaled approximately $.9 million and $6.7 million for the three and six months ended June 30, 1997, respectively. The benefits derived from interchange deliveries and revenue under the open access transmission tariff are passed through to the Company's customers through a fuel adjustment clause.

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


OPERATING EXPENSES

     Fuel and purchased energy decreased for the three, six and twelve months ended June 30, 1997, as compared to the corresponding periods ended June 30, 1996. Fuel expenses increased for the three months ended June 30, 1997, as compared to the corresponding period in 1996, due to an increase in the system average fuel cost; partially offset by a 2.5% decrease in net generation. Fuel expense decreased for the six and twelve months ended June 30, 1997, as compared to the corresponding periods in 1996, primarily due to decreases of 11% and 16.5%, respectively, in net generation; partially offset by increases in the system average fuel cost. The decrease in purchased energy for the three and six months ended and increase for the twelve months ended June 30, 1997, reflect changes in levels and prices of energy purchased from the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) and other utilities, primarily the purchases related to the power sales tariff interchange transactions.

     The unit fuel costs for the comparative periods ended June
30, were as follows:

                           Three          Six           Twelve
                       Months Ended   Months Ended   Months Ended
                         June 30,       June 30,       June 30,
                       ------------   ------------   ------------
                       1997    1996   1997    1996   1997    1996
                       ----    ----   ----    ----   ----    ----
System Average
  Fuel Cost per MBTU  $1.89   $1.78  $1.86   $1.80  $1.82   $1.77



     System average unit fuel cost increased for the three, six and twelve months ended June 30, 1997, as compared to the corresponding periods in 1996. The increases were primarily attributable to an increase in the cost of coal, partially offset by a decrease in the usage of higher-cost residual oil.

     For the twelve month periods ended June 30, 1997 and 1996, the Company obtained 90% and 86%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Capacity purchase payments increased for the three, six and twelve months ended June 30, 1997, as compared to the corresponding periods in 1996. These increases reflect capacity payments made under the Panda contract, which commenced January 1, 1997; partially offset by a slight decrease in fixed operating and maintenance expense associated with the capacity agreements with Ohio Edison and Allegheny Power System (APS).

     Operating expenses other than fuel, purchased energy and capacity purchase payments decreased for the three, six and twelve months ended June 30, 1997, as compared to the corresponding periods in 1996. The decreases were principally due to a decline in other operation expenses resulting from lower labor and benefits costs, and decreased income taxes due to lower taxable income; partially offset by increased depreciation and amortization expense primarily due to additional investment in property and plant.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.4 billion at June 30, 1997, an increase of $83.1 million from the investment at December 31, 1996, and an increase of $166.8 million from the investment at June 30, 1996. Cash invested in property and plant construction, excluding AFUDC and CCRF, amounted to $92.2 million for the six months ended June 30, 1997, and $187.5 million for the twelve months then ended.

     At June 30, 1997, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemption due within one year, and nonutility subsidiary debt, consisted of 44.9% long-term debt, 3.2% serial preferred stock, 3.7% redeemable serial preferred stock and 48.2% common equity.


     Cash from utility operations, after dividends, was $12.3 million for the six months ended June 30, 1997, and $222.7 million for the twelve months then ended as compared with $14.7 million and $135.1 million, respectively, for the corresponding periods ended June 30, 1996.

     Outstanding utility short-term debt totaled $311.6 million at June 30, 1997, an increase of $180.2 million from the $131.4 million outstanding at December 31, 1996, and a decrease of $15.9 million from the $327.5 million outstanding at June 30, 1996.
See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization, for additional information.

NEW ACCOUNTING STANDARDS
------------------------

     See the discussion included in Note (1) of the Notes to Consolidated Financial Statements, Summary of Significant
Accounting Policies.

NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     PCI's earnings for the three, six and twelve months ended June 30, 1997 were $1.5 million ($.01 per share), $14.9 million ($.13 per share) and $20.3 million ($.17 per share), respectively, compared with $9 million ($.07 per share), $11.5 million ($.10 per share) and $7 million ($.06 per share) for the corresponding periods ended June 30, 1996. Net earnings for the three months ended June 30, 1997, were less than the corresponding period in the prior year primarily as a result of a second quarter 1996 $6.5 million pretax ($4.2 million after-tax) reversal of previously accrued repair and maintenance expense related to aircraft placed on a long-term, net lease. Rental income from operating leases also decreased for the three months ended June 30, 1997, as compared to the corresponding period in 1996. The improvement in net earnings for the six and twelve months ended June 30, 1997, over the corresponding periods in 1996 was primarily the result of first quarter 1996 writedowns of aircraft held for disposal and other investments. During the first six months of 1997, two L-1011 airframes and one L-1011 aircraft were sold, at book value, from the joint venture which was formed in the fourth quarter of 1995 to assist PCI with the disposition and management of certain aircraft. As a result of joint venture operations for the six months ended June 30, 1997, PCI's obligation for previously accrued deferred income taxes was reduced, resulting in after-tax earnings of $7.4 million after the provision for transaction costs. The remaining portfolio of assets held for disposal at June 30, 1997, was $3.7 million.


Results for the first six months ended June 30, 1997, also include capital gains totaling $4 million net of taxes, related primarily to tender offers accepted by PCI that reduced the cost basis of its preferred stock marketable securities portfolio by $113.3 million. Purchases of preferred stock during the six months ended June 30, 1997, totaled $23.1 million. The cost basis of the marketable securities portfolio at June 30, 1997, was $285.4 million and market value was $289.3 million.

     On July 31, 1997, an aircraft owned by PCI and on long-term leveraged lease to Federal Express Corporation crash-landed at Newark International Airport. Based on information provided by Federal Express, there was no loss of life or serious injury resulting from the accident; however, the aircraft is a total loss. The aircraft, which has a book value of $28.4 million at June 30, 1997, is fully insured and PCI expects full recovery of its investment.

     On August 6, 1997, PCI announced an agreement with RCN Telecom Services, Inc. (RCN) of Princeton, New Jersey to form a joint venture that will provide Washington, D.C. area residents and businesses a package of local and long distance telephone, cable television, Internet and other telecommunications services from a single source. PCI and RCN each intend to invest up to $150 million over a three-year period in order to serve customers over an advanced fiber optic network. The joint venture will be equally owned and managed by PCI and RCN. This agreement is subject to the satisfaction of a number of conditions, including the receipt of certain regulatory approvals and the execution of mutually satisfactory definitive agreements. No assurances can be given that the transaction will be consummated.

     For the three, six and twelve months ended June 30, 1997, PCI generated income primarily from its leasing activities and securities investments. Income from leasing activity, which includes rental income, gains on asset sales, interest income and fees totaled $14.6 million, $35.8 million and $80.4 million for the three, six and twelve months ended June 30, 1997, respectively, compared to $23.1 million, $47.1 million and $101.8 million for the corresponding periods in 1996. The decrease for all three periods ending June 30, compared to the corresponding periods in 1996, was primarily due to reduced rental income from operating leases. PCI's marketable securities portfolio contributed pretax income of $6.1 million, $17.9 million and $34 million for the three, six and twelve months ended June 30, 1997, respectively, compared to $7.5 million, $17.5 million and $35.1 million for the corresponding periods in 1996, which results include net realized gains of $.9 million, $6.2 million and $8.1 million for the three, six and twelve months ended June 30, 1997, compared to $.1 million, $1.7 million and $2 million for the three, six and twelve months ended June 30, 1996, respectively.


     Other income was $7.9 million, $14.8 million and $19.9 million for the three, six and twelve months ended June 30, 1997, respectively, compared to $1.2 million, a loss of $15.5 million and a loss of $19.8 million for the corresponding periods ending June 30, 1996. The increase in other income for the three months ended June 30, 1997, over the corresponding three months ended June 30, 1996, was primarily the result of revenue earned from investments made by Pepco Enterprises, Inc. (PEI), a wholly owned subsidiary, which the Company contributed to PCI in the second quarter of 1996. PEI has business interests that include telecommunications, liquefied natural gas storage facilities, underground cable construction and maintenance services and an energy management services company. Other income for the three, six and twelve months ended June 30, 1997, includes $6.4 million, $11.8 million and $12.6 million, respectively, in revenue from PEI activities. Net income from PEI for the three, six and twelve months ended June 30, 1997, was $.1 million, $.7 million and $1.5 million, respectively. In addition to the favorable impact from PEI revenue, the increase in other income for the six and twelve month periods in 1997 over the same periods in 1996 is primarily the result of the first quarter 1996 writedowns of PCI's investments in solar electric generating systems (SEGS), real estate and oil and natural gas. Included in the twelve months ended June 30, 1997 results is a $8.8 million pretax gain ($6.7 million after-tax) related to the sale of PCI's $2.8 million (20%) interest in a Florida-based technology company during the fourth quarter of 1996.

     Expenses, before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $35.1 million, $74.5 million and $144.3 million for the three, six and twelve months ended June 30, 1997, respectively, compared to $29.3 million, $82.9 million and $166.5 million for the corresponding periods in 1996. The increase in expenses, before income taxes for the three months ended June 30, 1997, over the corresponding period in 1996 was primarily the result of the second quarter 1996 reversal of previously accrued repair and maintenance expense totaling $6.5 million, and three months ended June 30, 1997 operating expenses of PEI totaling $6.2 million. Despite an increase resulting from inclusion of PEI operating expenses of $10.7 million for the six and twelve months ended June 30, 1997, total expenses before income taxes decreased during the six and twelve months ended June 30, 1997, compared to the same periods in 1996, primarily due to the $12.3 million pretax first quarter 1996 writedown of assets held for disposal. Interest expense also decreased for the three, six and twelve months ended June 30, 1997, over the corresponding periods in 1996 as a result of reduced debt, as proceeds from sales of marketable securities and aircraft have been used to pay down debt.


     PCI had income tax credits of $7.9 million, $20.9 million and $30.2 million for the three, six and twelve months ended June 30, 1997, respectively, and $6.6 million, $45.3 million and $56.4 million for the corresponding periods ending June 30, 1996. The increase in income tax credits for the three months ended June 30, 1997, over the three months ended June 30, 1996, was primarily due to a pretax loss in 1997. The decrease in income tax credits for the six and twelve month periods ended June 30, 1997, over the corresponding periods in 1996, was primarily the result of deferred tax reversals of $23.5 million and $5.2 million during the first and second quarters of 1996, respectively, compared to $10.1 million in the first quarter and no reversal in the second quarter of 1997.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     A $289.3 million securities portfolio at June 30, 1997, consisting primarily of investment grade preferred stocks, provides PCI with liquidity and investment flexibility. During the first six months of 1997, PCI reduced the cost basis of its marketable securities portfolio by $90.2 million as the result of calls and acceptance of tender offers (approximately $113.3 million) offset by purchases of $23.1 million. PCI's fixed rate portfolio is sensitive to fluctuations in interest rates. The reduced size of the preferred stock portfolio lessens the impact of future fluctuations in interest rates, while still maintaining a substantial portfolio for liquidity purposes. The proceeds from the securities activity during the first six months were used primarily to pay down short-term debt and acquire short-term investments. During the first quarter of 1997, PCI received $25.8 million in cash proceeds from the sale of notes receivable from World Airways (World) and recorded an after-tax charge to earnings of $.4 million. PCI also received $15.7 million in cash proceeds during the second quarter of 1997 for the early redemption of a note receivable related to a 1996 sale of an aircraft engine leasing subsidiary. The sale and early redemption of the notes further reduces PCI's exposure to the ongoing credit risk associated with the airline industry as well as the inherent uncertainty regarding the future value of the aircraft and engines which secured the repayment of the notes.

     PCI had no short-term debt outstanding at June 30, 1997, compared to the $51.7 million outstanding at December 31, 1996, and the $159.3 million outstanding at June 30, 1996. During the three, six and twelve months ended June 30, 1997, PCI issued no medium-term notes, and debt repayments totaled $76.8 million, $83.5 million and $174.1 million, respectively. At June 30, 1997, PCI had $236.3 million available under its Medium-Term Note Program and $400 million of unused bank credit lines.


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

BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     Effective June 6, 1997, the Maryland Demand Side Management surcharge tariff rate was reduced. The new surcharge tariff rate will reduce annual revenue by approximately $17 million, reflecting the Company's efforts to narrow conservation program offerings and limit conservation spending. The surcharge includes provisions for the recovery of lost revenue, amortization of pre-1997 actual program expenditures plus the initial amortization of 1997 projected program expenditures, a CCRF of 9.46% on unamortized balances and an incentive bonus for exceeding energy saving goals. In the second quarter of 1997, the Company recorded a $1.6 million bonus, awarded for exceeding 1996 energy saving goals. In the third quarter of 1996, the Company recorded an $8.9 million bonus for exceeding 1995 energy saving goals.

     On May 16, 1997, the Company filed a request for rehearing of the Maryland Public Service Commission's denial, in connection with its Order approving the Merger, of a purchased capacity surcharge designed to recover changes in the level of purchased capacity costs under Commission-approved contracts from levels included in base rates. The filing seeks recovery of capacity payments associated with a 25-year agreement with Panda-Brandywine, L.P. (Panda) for a 230-megawatt gas-fueled combined-cycle cogeneration project, as well as future increases in both the Panda and Ohio Edison purchased power contracts. Capacity payments to Panda commenced in January 1997, and are estimated to total approximately $20 million in 1997. The estimated Maryland portion of these payments is $10.5 million. (See Part I, Item I, Notes to Consolidated Financial Statements, (6) Commitments and
Contingencies, for additional information).

     The rate of return on common stock equity most recently determined for the Company in a fully litigated rate case was 12.75% established by the Commission in a June 1991 rate increase order.

District of Columbia
--------------------

     In Formal Case No. 939, the District of Columbia Public Service Commission, in June 1995, authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective DSM programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual DSM program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a CCRF computed at the authorized rate of return. The initial rate, which reflects actual costs expended from July 1993 through December 1994, resulted in additional annual revenue of approximately $15 million. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through a surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years. In June 1996 and June 1997, the Company filed Applications for Authority with the Commission to revise its ECRR. The latest proposed rate seeks recovery of actual costs expended during 1995 and 1996, and is expected to increase annual revenue by approximately $9 million. No action has been taken by the Commission on the revised ECRR. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Remaining allowable expenditures under the spending cap totaled $12.8 million at June 30, 1997. Pre-July 1993 DSM costs receive base rate treatment.


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

Federal - Interchange and Purchased Energy
------------------------------------------

     The Company participates in wholesale capacity, energy and transmission purchases and sales transactions, the savings from which are passed along to customers. In compliance with FERC Order No. 888, the Company provided transmission service with its open access tariff from January 1, 1997 until April 1, 1997. On February 28, 1997, the FERC ordered the PJM member companies to implement a poolwide open access transmission tariff based on a proposal made by PJM supporting companies in December 1996.
Since April 1, 1997, all transmission service in PJM has been administered by the PJM Interconnection Office. Revenue from transmission sales during January through March 1997 totaled approximately $1.4 million and there have been no sales since April 1, 1997.

     The Company's generating and transmission facilities are interconnected with those of other members of the PJM power pool and other utilities. Historically, the pricing of most PJM-dispatched internal economy energy transactions was based upon "split savings" whereby such energy was priced halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy. On April 1, 1997, PJM members implemented an interim restructuring plan which provides for poolwide transmission service under a pool tariff and a bid-price based energy market whereby all energy that clears through the market is priced at the margin. In the initial phase of this plan, bids are being based on cost. Bilateral transactions are also permitted. The restructured PJM is now a Limited Liability Corporation governed by an independent board of directors with membership open to eligible entities.

     In addition to interchange with PJM, the Company is actively participating in the emerging bilateral energy sales marketplace. The Company's wholesale power sales tariff allows both sales from Company-owned generation and sales of energy purchased by the Company from other market participants. Over 40 utilities and marketers have executed service agreements allowing them to arrange purchases under this tariff. The Company has also executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. These agreements greatly expand the opportunities for economic transactions. The Company's Power Sales Tariff also allows for the sale of generating capacity on a short-term basis. The Company sold capacity to PECO Energy (PECO) in the amount of 150 megawatts during January 1997 and 100 megawatts per month for the period of February through May 1997. In addition, on April 24, 1997, the Company signed an agreement to sell capacity to Delmarva Power & Light Co. in the amount of 100 megawatts per month for the period June 1, 1997, through May 31, 1998. Revenue from capacity and energy transactions totaled approximately $.9 million and $6.7 million for the three and six months ended June 30, 1997, respectively, and are included as components of interchange deliveries.

     The Company continues to purchase energy from Ohio Edison under the Company's 1987 long-term capacity purchase agreements with Ohio Edison and APS, and from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement for a 32-megawatt Montgomery County Resource Recovery Facility. Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005.
Capacity payments for the Montgomery County Resource Recovery facility are not expected to commence until after the year 2000. In August 1996, the Company began purchasing energy from the Panda facility, pursuant to a 25-year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. The Panda facility achieved full commercial operation in October 1996. Capacity payments under this agreement commenced in January 1997. The capacity expense under these agreements, including an allocation of a portion of Ohio Edison's fixed operating and maintenance costs, was $35.4 million and $70 million for the three and six months ended June 30, 1997, and is estimated at $141 million for 1997. Commitments under these agreements are estimated at $139 million for 1998, $200 million for 1999 and 2000, $211 million for 2001 and $212 million for 2002.

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

RESTRUCTURING OF THE BULK POWER MARKET
--------------------------------------

     In April 1996, the FERC issued its Final Rulemaking Orders No. 888 and No. 889. Both rulemakings address achieving greater competition in the wholesale energy market. Order No. 888 required utilities to file open access transmission tariffs by July 9, 1996. Such filing was made by the Company and was accepted by the FERC. Order No. 889 required utilities to establish or participate in an Open Access Same-Time Information System (OASIS) which requires transmission owners to post certain transmission availability, pricing and service information on an open-access communications medium such as the Internet. On January 3, 1997, the Company's OASIS became operational. Subsequently, on April 1, 1997, PJM implemented an OASIS on behalf of the PJM transmission owners which replaced the Company's OASIS. Order No. 889 also required the Company to establish a code of conduct that complies with FERC's prescribed standards in order to separate utilities' transmission system operations and wholesale marketing functions. The Company's filed code of conduct became effective on January 3, 1997.

     On July 24, 1996, nine of the ten PJM member companies (the Supporting Companies), excluding PECO, filed, with the FERC, a comprehensive proposal including the contracts and tariff that would establish an Independent System Operator (ISO) to administer transmission service under a PJM control area transmission tariff and operate the energy market in a manner that assures comparable treatment for all participants. Under the Supporting Companies' proposal, reliability of the pool will be maintained under an installed capacity obligation. The ISO will administer a bid-priced energy spot market that will also accommodate bilateral transactions, and the ISO will provide transmission service on a poolwide basis. In early August 1996, PECO filed a competing plan opposing certain key features of the Supporting Companies' proposal.

     On November 13, 1996, the FERC found that it could not accept either the Supporting Companies' proposal or PECO's opposing proposal. Consequently, FERC ordered the PJM members to amend their proposals to comport with Order No. 888 on ISOs and to attempt to reach a consensus with other stakeholders. At a minimum, FERC ordered that PJM file a poolwide pro forma open access transmission tariff by December 31, 1996, and amend existing PJM pooling agreements for compatibility with the Order. On December 31, 1996, the PJM member companies filed a joint response to FERC's Order. This compliance filing established a single poolwide transmission tariff and modified the membership and governance provisions of the PJM Agreement. The PJM members noted areas of disagreement in the filing and indicated that the compliance filing was an interim solution until a more comprehensive proposal could be developed.

     On February 28, 1997, the FERC ruled on areas of disagreement between the PJM members and ordered that PJM implement an open access transmission tariff and a bid-based energy market by March 1, 1997. A new PJM Operating Agreement was filed on March 31, 1997, superseding the original PJM Agreement. This Agreement opens PJM's membership to eligible entities. PJM formed a Limited Liability Corporation on March 31, 1997, and the members have elected an independent board of directors to govern the PJM Interconnection Office. The PJM members subsequently moved the implementation date to April 1, 1997. PJM stakeholders continued to meet until the end of May, 1997 in order to develop an Independent System Operator. In early June 1997, the Supporting Companies and PECO each filed with the FERC separate proposals for the development of an Independent System Operator.

     PJM has many years of experience in providing economically efficient transmission and generation services throughout the mid-Atlantic region, and has achieved for its members, including the Company, significant cost savings through shared generating reserves and integrated operations. The PJM members are working to transform today's coordinated cost-based pool dispatch into a priced-based regional energy market operating under a standard of transmission service comparability. These changes are not expected to have a material effect on the operating results of the Company.

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

     Pursuant to an August 1995 order in a generic proceeding dealing with electric industry structure and the advent of competition, the Maryland Public Service Commission found that competition at the wholesale level holds the greatest potential for producing significant benefits, while competition at the retail level would carry many potential problems with difficult-to-find solutions. The Commission stated that it was intrigued by a restructuring concept suggested by the Company, which calls for functionally dividing the utility into generation and transmission/distribution segments. The Commission encouraged the Company to develop the concept further and suggested that other electric utilities in the state develop similar proposals specific to their competitive positions. In October 1996, the Maryland Commission reopened the generic proceeding to review regulatory and competitive issues affecting the electricity industry. The Commission cited the evolving nature of the electric industry as the basis for continuing its investigation. As part of this investigation, the Commission directed its Staff to submit a report on or before May 31, 1997, containing, among other things, recommendations regarding regulatory and competitive issues facing the electric industry in Maryland. The Commission also directed the four major electric utilities in Maryland to prepare unbundled cost studies and model unbundled retail service tariffs prior to August 1, 1997.

     On May 30, 1997, the Commission Staff issued its report, recommending that all Maryland customers be given a choice of electricity suppliers beginning April, 2001. The Staff recommends a three step process for implementing customer choice. Starting in April 1998, all investor-owned utilities in Maryland would begin sending customers bills that itemize the costs of specific services such as generation, transmission and delivery of electricity. Next, up to 20 percent of the utilities' customers would be offered the option of enrolling in one of two pilot customer choice programs starting at the end of 1998 and 1999, respectively. Lastly, all customers of Maryland investor-owned utilities would have the option to choose their supplier of electricity, with service beginning April 2, 2001. Under the plan, one of the choices available to customers would be a regulated power supplier. For now, existing utilities would continue to provide customers with distribution-related services such as billing and metering, at prices regulated by the Maryland Commission. Further unbundling would be considered later. The Staff also recommended that utilities be permitted to recover prudently incurred stranded costs. In comments provided to the Commission on the Staff report, the Company reaffirmed its full support for customer choice for Maryland electric customers and provided key principles that should be used as guidelines for the effective introduction of electric customer choice. The principles include the concept that Maryland companies should not be put at a competitive disadvantage by customer choice, that competition should not be regulated, and that the benefits of customer choice should not be oversold. Hearings are scheduled to begin in August 1997, following which certain actions must be taken by the Maryland legislature and the Public Service Commission before the recommendations can take effect.

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

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales decreased 3.9%, 4.3% and 4.8%, for the three, six and twelve months ended June 30, 1997, respectively, as compared to sales for the corresponding periods in 1996. The decline in sales reflects milder than average weather in each calendar quarter in the twelve months ended June 30, 1997. The weather in the corresponding quarters in the prior twelve months was more severe than average in the third quarter of 1995 as well as the first and second quarters of 1996. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     Through August 11, 1997, the 1997 summer peak demand was 5,689 megawatts. This compares with the 1996 summer peak demand of 5,288 megawatts, and the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, including capacity purchase contracts, is 6,706 megawatts. To meet the 1997 summer peak demand, the Company had approximately 265 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1.5%, reflecting continuing success with demand side management (DSM) and energy use management (EUM) programs and anticipated service area growth trends. The 1996-1997 winter season peak demand of 4,632 megawatts was 7.5% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

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

     In Maryland, the Company invested approximately $12.8 million and $28.7 million in DSM programs for the six and twelve months ended June 30, 1997, respectively. The Company recovers the costs of Maryland DSM programs through a base rate surcharge which amortizes costs over a five-year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company was awarded a bonus of $1.6 million in 1997, based on 1996 performance, which followed a bonus of $8.9 million in 1996, based on 1995 performance. As expected, the performance bonus in 1997 was significantly lower than amounts awarded in prior years, reflecting reduced DSM program expenditures. Investment in District of Columbia DSM programs totaled approximately $2.1 million and $9.6 million for the six and twelve months ended June 30, 1997, respectively. These DSM costs are amortized over ten years with an accrued return on unamortized costs.

     The Company estimates that peak load reductions of over 700 megawatts have been achieved to date from DSM and EUM programs and that additional peak load reductions of approximately 400 megawatts will be achieved in the next five years. The Company also estimates that, in 1996, energy savings of more than 1.6 billion kilowatt-hours were realized through operation of its DSM and EUM programs. See the discussions included in Summary of Significant Accounting Policies, Total Revenue, and Base Rate Proceedings, for additional information.

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

SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned nonutility subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 to provide a vehicle to conduct the Company's ongoing nonutility businesses. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $289.3 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities.  The
Company's equity investment in PCI was $215.2 million, $196.3 million and $183.1 million, at June 30, 1997, December 31, 1996, and June 30, 1996, respectively.

     On August 6, 1997, PCI announced an agreement with RCN Telecom Services, Inc. (RCN) of Princeton, New Jersey to form a joint venture to provide local and long-distance telephone, cable television, Internet and other telecommunications services to Washington, D.C. area residents and businesses. PCI and RCN each intend to invest up to $150 million to provide these services over an advanced fiber optic network.

     See Item 2 (Management's Discussion and Analysis of
Consolidated Results of Operations) for additional information.


Consolidated Statements of Earnings:
-----------------------------------



                                         Three                       Six
               Twelve
                                      Months Ended               Months Ended
            Months Ended
                                        June 30,                   June 30,
              June 30,
                                 ----------------------
----------------------     ----------------------
                                   1997         1996          1997         1996
        1997         1996
                                 --------     ---------     --------
---------     --------     ---------
                                                            (Thousands of
Dollars)

Income
  Leasing activities             $ 14,646     $  23,138     $ 35,761     $
47,055     $ 80,367     $ 101,764
  Marketable securities             6,132         7,466       17,874
17,524       34,040        35,077
  Other                             7,887         1,179       14,837
(15,483)      19,935       (19,803)
                                 --------     ---------     --------
---------     --------     ---------
                                   28,665        31,783       68,472
49,096      134,342       117,038
                                 --------     ---------     --------
---------     --------     ---------

Expenses
  Interest                         17,523        20,844       36,549
42,973       77,018        89,491
  Administrative and general        2,356         3,677        8,710
9,040       15,199        14,090
  Depreciation and
    operating                      15,265         4,781       29,224
18,576       51,630        50,580
  Loss on assets held for
    disposal                            -             -            -
12,320          424        12,320
  Income tax credit                (7,935)       (6,566)     (20,917)
(45,328)     (30,214)      (56,435)
                                 --------     ---------     --------
---------     --------     ---------
                                   27,209        22,736       53,566
37,581      114,057       110,046
                                 --------     ---------     --------
---------     --------     ---------
Net earnings from
  nonutility subsidiary          $  1,456     $   9,047     $ 14,906     $
11,515     $ 20,285     $   6,992 <F1>
                                 ========     =========     ========
=========     ========     =========

Per share contribution
  to earnings of the
  Company                           $ .01         $ .07        $ .13         $
 .10        $ .17         $ .06 <F1>
                                    =====         =====        =====
=====        =====         =====

<F1> Reflects non-recurring, noncash, after-tax charges of $5.2 million ($.04 per share)
     for the twelve months ended June 30, 1996, related to the 1995 plan with respect to the aircraft equipment leasing business.



STATISTICAL DATA
----------------

                                             Three Months Ended
 Twelve Months Ended
                                                  June 30,
      June 30,
                                      ---------------------------------
-------------------------------------
                                        1997       1996        % Change
1997         1996         % Change
                                      --------   --------      --------
----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $119,812   $131,305         (8.8)    $
524,896   $  566,870         (7.4)
    General Service                    270,804    282,848         (4.3)
1,068,188    1,089,205         (1.9)
    Large Power Service <F1>             8,990      9,391         (4.3)
35,414       36,431         (2.8)
    Street Lighting                      2,910      2,827          2.9
12,643       12,322          2.6
    Rapid Transit                        7,038      6,917          1.7
28,690       28,712         (0.1)
    Wholesale                           28,370     27,714          2.4
118,908      123,815         (4.0)
                                      --------   --------
----------   ----------
      System                          $437,924   $461,002         (5.0)
$1,788,739   $1,857,355         (3.7)
                                      ========   ========
==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,390      1,521         (8.6)
6,493        7,121         (8.8)
    General Service                      3,688      3,772         (2.2)
15,100       15,586         (3.1)
    Large Power Service <F1>               160        172         (7.0)
  675          716         (5.7)
    Street Lighting                         34         35         (2.9)
  164          165         (0.6)
    Rapid Transit                           99         99            -
  408          415         (1.7)
    Wholesale                              558        569         (1.9)
2,504        2,609         (4.0)
                                      --------   --------
----------   ----------
      System                             5,929      6,168         (3.9)
25,344       26,612         (4.8)
                                      ========   ========
==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               7.39       7.47         (1.1)
 7.06         6.98          1.1
    -----------------------

  System Peak Demand<F2>
  ------------------
  (Thousands of KW)

    Summer                                   -          -
5,689        5,732
    Winter                                   -          -
4,632        4,831

  Net Generation
  --------------
  (Millions of KWH)                      4,042      4,146
17,005       20,373

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                86         90
   90           86
    Oil (%)                                  5          6
    5            7
    Gas (%)                                  9          4
    5            7

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.89      $1.78
$1.82        $1.77

  Weather Data
  ------------
    Heating Degree Days                    462        399
3,871        4,591
    20 Year Average                        325
4,036
    Cooling Degree Hours                 1,988      3,446
7,789       13,072
    20 Year Average                      2,656
11,130

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds
     71 degrees Fahrenheit (effective temperature).

<F1> Large Power Service customers are served at a voltage of 66KV or higher.
<F2> At June 30, 1997, the generation capability, including capacity purchase contracts,
     was 6,706 MW.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION
------------------------------------------------------------

     The following unaudited pro forma condensed information combines the historical consolidated balance sheets and statements of income of Potomac Electric Power Company and Baltimore Gas and Electric Company, including their respective subsidiaries, after giving effect to the proposed Merger of the two companies into Constellation Energy Corporation. As previously disclosed, the Merger is expected to close as soon as all necessary regulatory approvals, on terms satisfactory to PEPCO and BGE, are obtained. As of the date of this filing, the Merger has not closed. The unaudited pro forma combined condensed balance sheet at June 30, 1997, gives effect to the Merger as if it had occurred at June 30, 1997. The unaudited pro forma combined condensed statement of income for the six months ended June 30, 1997, gives effect to the Merger as if it had occurred at January 1, 1997. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. Constellation Energy Corporation was formed September 22, 1995, and has no assets or operations. Therefore, Constellation Energy Corporation has no financial statements and, in turn, there has been no audit of such statements.

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

     The following unaudited pro forma combined condensed financial information of Constellation Energy Corporation is set forth below:

     Balance Sheet as of June 30, 1997
     Income Statement for the Six Months Ended June 30, 1997
     Notes to Unaudited Pro Forma Combined Condensed Financial
        Statements

     The following PEPCO financial information is also set forth below:

     Reclassifying Balance Sheet as of June 30, 1997
     Reclassifying Income Statement for the Six Months Ended
        June 30, 1997


Other Information
-----------------

     Both PEPCO and BGE file annual and quarterly reports with the Securities and Exchange Commission (SEC). These are available at the SEC's public reference rooms in Washington, D.C.
and New York, New York (call 1-800-SEC-0330 for more information); and at the SEC's web site at http://www.sec.gov.





                                       CONSTELLATION ENERGY CORPORATION
                             UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                                  JUNE 30, 1997
                                                  (IN THOUSANDS)
                             ----------------------------------------------------

                                                                  PEPCO
                                                BGE         (As Reclassified)
 Pro Forma      Pro Forma
                                            (As Reported)      (See Note 1)
Adjustments     Combined
                                            --------------  -----------------
-------------  -------------
ASSETS
Current Assets
  Cash and Cash Equivalents                 $     271,212   $         26,751
$          -   $    297,963
  Accounts Receivable - net                       400,483            302,340
          -        702,823
  Materials and Supplies                          166,320            131,765
          -        298,085
  Prepayments and Other                           207,229              6,997
          -        214,226
                                            -------------   ----------------
------------   ------------
    Total Current Assets                        1,045,244            467,853
          -      1,513,097
                                            -------------   ----------------
------------   ------------

Investments and Other Assets
  Notes Receivable                                      -             34,253
          -         34,253
  Real Estate Projects                            440,846             72,627
          -        513,473
  Power Generation Systems                        404,868                968
          -        405,836
  Financial Instruments                           127,980                  -
          -        127,980
  Marketable Securities                            40,679            289,293
          -        329,972
  Investment in Finance Leases                     29,378            486,049
          -        515,427
  Operating Lease Equipment - net                       -            179,337
          -        179,337
  Assets Held for Disposal                              -              3,700
          -          3,700
  Other Investments                               405,327            113,311
          -        518,638
                                            -------------   ----------------
------------   ------------
    Total Investments and Other Assets          1,449,078          1,179,538
          -      2,628,616
                                            -------------   ----------------
------------   ------------

Utility Plant
  Plant in Service
    Electric                                    6,644,436          6,299,044
          -     12,943,480
    Gas                                           813,672                  -
          -        813,672
    Common                                        544,790                  -
          -        544,790
                                            -------------   ----------------
------------   ------------
    Total Plant in Service                      8,002,898          6,299,044
          -     14,301,942
  Accumulated Depreciation                     (2,715,425)        (1,960,616)
          -     (4,676,041)
                                            -------------   ----------------
------------   ------------
  Net Plant in Service                          5,287,473          4,338,428
          -      9,625,901
  Construction Work in Progress                   158,600             78,450
          -        237,050
  Nuclear Fuel - net                              128,427                  -
          -        128,427
  Other Plant - net                                25,470             26,263
          -         51,733
                                            -------------   ----------------
------------   ------------
    Net Utility Plant                           5,599,970          4,443,141
          -     10,043,111
                                            -------------   ----------------
------------   ------------

Deferred Charges
  Regulatory Assets                               464,514            466,376
          -        930,890
  Other                                           108,475            183,123
          -        291,598
                                            -------------   ----------------
------------   ------------
    Total Deferred Charges                        572,989            649,499
          -      1,222,488
                                            -------------   ----------------
------------   ------------

Total Assets                                $   8,667,281   $      6,740,031
$          -   $ 15,407,312
                                            =============   ================
============   ============

LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term Borrowings                     $     116,900   $        311,600
$          -   $    428,500
  Current Portion of Long-term Debt,
    Preferred Stock and Preference Stock          324,783            478,485
          -        803,268
  Accounts Payable                                147,536            209,781
          -        357,317
  Other                                           223,782            102,482
          -        326,264
                                            -------------   ----------------
------------   ------------
    Total Current Liabilities                     813,001          1,102,348
          -      1,915,349
                                            -------------   ----------------
------------   ------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes                         1,276,242          1,037,690
          -      2,313,932
  Capital Lease Obligations                             -            161,702
          -        161,702
  Pension and Postemployment Benefits             180,530                  -
          -        180,530
  Other                                           103,141             52,604
          -        155,745
                                            -------------   ----------------
------------   ------------
    Total Deferred Credits and Other
      Liabilities                               1,559,913          1,251,996
          -      2,811,909
                                            -------------   ----------------
------------   ------------
Capitalization
  Long-term Debt                                3,162,147          2,262,274
          -      5,424,421
  Preferred Stock                                       -            266,293
          -        266,293
  Preference Stock                                323,000                  -
          -        323,000
  Common Shareholders' Equity                   2,809,220          1,857,120
          -      4,666,340
                                            -------------   ----------------
------------   ------------
    Total Capitalization                        6,294,367          4,385,687
          -     10,680,054
                                            -------------   ----------------
------------   ------------

Total Liabilities and Capitalization        $   8,667,281   $      6,740,031
$          -   $ 15,407,312
                                            =============   ================
============   ============


See accompanying Notes to Unaudited Pro Forma Combined
Condensed Financial Statements.


                                         CONSTELLATION ENERGY CORPORATION
                             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME
STATEMENT
                                          SIX MONTHS ENDED JUNE 30, 1997
                                      (In thousands, except per share amounts)

-------------------------------------------------------


                                                                      PEPCO
                                                    BGE         (As Reclassified)
    Pro Forma         Pro Forma
                                               (As Reported)       (See Note 5)
     Adjustments        Combined
                                               -------------    -----------------
   ------------    -------------

Revenue
  Electric                                     $  1,015,362     $         840,031
   $         -     $  1,855,393
  Gas                                               306,046
-               -          306,046
  Diversified businesses                            312,714                68,472
             -          381,186
                                               ------------     -----------------
   -----------     ------------
    Total Revenue                                 1,634,122               908,503
             -        2,542,625
                                               ------------     -----------------
   -----------     ------------

Operating Expenses
  Electric fuel and purchased energy                248,008               324,877
             -          572,885
  Gas purchased for resale                          181,421
-               -          181,421
  Operations                                        265,031               105,132
             -          370,163
  Maintenance                                       102,195                45,080
             -          147,275
  Diversified business expenses                     316,643                37,934
             -          354,577
  Depreciation and amortization                     170,786               114,401
             -          285,187
  Taxes other than income taxes                     107,323                94,641
             -          201,964
                                               ------------     -----------------
   -----------     ------------
    Total Operating Expenses                      1,391,407               722,065
             -        2,113,472
                                               ------------     -----------------
   -----------     ------------

Income from Operations                              242,715               186,438
             -          429,153

Total Other Income                                    2,016                 5,592
             -            7,608
                                               ------------     -----------------
   -----------     ------------

Income Before Interest and Income Taxes             244,731               192,030
             -          436,761

Net Interest Expense                                110,784               106,856
             -          217,640
                                               ------------     -----------------
   -----------     ------------

Income Before Income Taxes                          133,947                85,174
             -          219,121

Income Taxes                                         46,866                12,068
             -           58,934
                                               ------------     -----------------
   -----------     ------------

Net Income                                           87,081                73,106
             -          160,187

Preferred and Preference Stock Dividends             15,758                 8,282
             -           24,040
                                               ------------     -----------------
   -----------     ------------
Earnings Applicable to Common Stock            $     71,323     $          64,824
   $         -     $    136,147
                                               ============     =================
   ===========     ============

Average Shares of Common Stock Outstanding          147,667               118,500
                        265,812

Earnings Per Share of Common Stock                    $0.48                 $0.55
                          $0.51



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



                                          POTOMAC ELECTRIC POWER COMPANY
                                            RECLASSIFYING BALANCE SHEET
                                                  JUNE 30, 1997
                                                  (In Thousands)
                                          ------------------------------


                                                          PEPCO             PEPCO
            PEPCO
                                                      (As Reported)
(Reclasses)     (As Reclassified)
                                                     --------------
--------------    -----------------
ASSETS
Current Assets
  Cash and Cash Equivalents                          $       7,640     $
19,111     $         26,751
  Accounts Receivable - net                                      -
302,340              302,340
  Customer Accounts Receivable - net                       164,006
(164,006)                   -
  Other Accounts Receivable - net                           29,633
(29,633)                   -
  Accrued Unbilled Revenue                                  94,973
(94,973)                   -
  Materials and Supplies                                         -
131,765              131,765
    Fuel                                                    63,834
(63,834)                   -
    Construction and Maintenance                            67,931
(67,931)                   -
  Prepayments and Other                                          -
6,997                6,997
  Prepaid Taxes                                                105
(105)                   -
  Other Prepaid Expenses                                     6,892
(6,892)                   -
                                                     -------------
-------------     ----------------
                Total Current Assets                       435,014
32,839              467,853
                                                     -------------
-------------     ----------------

Investments and Other Assets
  Notes Receivable                                               -
34,253               34,253
  Real Estate Projects                                           -
72,627               72,627
  Power Generation Systems                                       -
 968                  968
  Marketable Securities                                          -
289,293              289,293
  Investment in Finance Leases                                   -
486,049              486,049
  Operating Lease Equipment - net                                -
179,337              179,337
  Assets Held for Disposal                                       -
3,700                3,700
  Other Investments                                              -
113,311              113,311
                                                     -------------
-------------     ----------------
    Total Investments and Other Assets                           -
1,179,538            1,179,538
                                                     -------------
-------------     ----------------

Utility Plant
  Plant in Service
    Electric                                             6,299,044
   -            6,299,044
    Construction Work in Progress                           78,450
(78,450)                   -
    Electric Plant Held for Future Use                       4,190
(4,190)                   -
    Nonoperating Property                                   22,976
(22,976)                   -
                                                     -------------
-------------     ----------------

                Total Plant in Service                   6,404,660
(105,616)           6,299,044
  Accumulated Depreciation                              (1,961,519)
 903           (1,960,616)
  Construction Work in Progress                                  -
78,450               78,450
  Other Plant - net                                              -
26,263               26,263
                                                     -------------
-------------     ----------------
                Net Utility Plant                        4,443,141
   -            4,443,141
                                                     -------------
-------------     ----------------

Deferred Charges
  Regulatory Assets                                              -
466,376              466,376
  Income Taxes Recoverable through Future Rates, net       239,435
(239,435)                   -
  Conservation Costs, net                                  229,010
(229,010)                   -
  Unamortized Debt Reacquisition Costs                      54,149
(54,149)                   -
  Other                                                    171,758
11,365              183,123
                                                     -------------
-------------     ----------------
    Total Deferred Charges                                 694,352
(44,853)             649,499
                                                     -------------
-------------     ----------------

Nonutility Subsidiary Assets
  Cash and Cash Equivalents                                 19,111
(19,111)                   -
  Marketable Securities                                    289,293
(289,293)                   -
  Investment in Finance Leases                             486,049
(486,049)                   -
  Operating Lease Equipment - net                          179,337
(179,337)                   -
  Assets Held for Disposal                                   3,700
(3,700)                   -
  Receivables - net                                         47,981
(47,981)                   -
  Other Investments                                        186,906
(186,906)                   -
  Other Assets                                              14,280
(14,280)                   -
                                                     -------------
-------------     ----------------
    Total Nonutility Subsidiary Assets                   1,226,657
(1,226,657)                   -
                                                     -------------
-------------     ----------------

Total Assets                                         $   6,799,164     $
(59,133)    $      6,740,031
                                                     =============
=============     ================



                                       POTOMAC ELECTRIC POWER COMPANY
                                        RECLASSIFYING BALANCE SHEET
                                                JUNE 30, 1997
                                                (In Thousands)
                                       ------------------------------


                                                              PEPCO
PEPCO             PEPCO
                                                          (As Reported)
(Reclasses)    (As Reclassified)
                                                         --------------
------------    -----------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term Borrowings                                  $     311,600     $
     -     $        311,600
  Current Portion of Long-term Debt and Preferred Stock        100,985
377,500              478,485
  Accounts Payable and Accrued Expenses                        158,846
50,935              209,781
  Capital Lease Obligations Due within One Year                 20,772
(20,772)                   -
  Other                                                         81,710
20,772              102,482
                                                         -------------
-----------     ----------------
    Total Current Liabilities                                  673,913
428,435            1,102,348
                                                         -------------
-----------     ----------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes                                      1,001,460
36,230            1,037,690
  Deferred Investment Tax Credits                               59,133
(59,133)                   -
  Capital Lease Obligations                                          -
161,702              161,702
  Other                                                         40,561
12,043               52,604
                                                         -------------
-----------     ----------------
    Total Deferred Credits and Other Liabilities             1,101,154
150,842            1,251,996
                                                         -------------
-----------     ----------------

Other Non-Current Liabilities
  Capital Lease Obligations                                    161,702
(161,702)                   -
                                                         -------------
-----------     ----------------
    Total Other Non-Current Liabilities                        161,702
(161,702)                   -
                                                         -------------
-----------     ----------------

Capitalization
  Long-term Debt                                             1,727,065
535,209            2,262,274
  Preferred Stock                                                    -
266,293              266,293
  Serial Preferred Stock                                       125,293
(125,293)                   -
  Redeemable Serial Preferred Stock                            141,000
(141,000)                   -
  Common Shareholders' Equity                                        -
1,857,120            1,857,120
  Common Stock                                                 118,501
(118,501)                   -
  Other Common Equity                                        1,738,619
(1,738,619)                   -
                                                         -------------
-----------     ----------------
    Total Capitalization                                     3,850,478
535,209            4,385,687
                                                         -------------
-----------     ----------------

Nonutility Subsidiary Liabilities
  Long-term Debt                                               912,709
(912,709)                   -
  Deferred Taxes and Other                                      99,208
(99,208)                   -
                                                         -------------
-----------     ----------------
    Total Nonutility Subsidiary Liabilities                  1,011,917
(1,011,917)                   -
                                                         -------------
-----------     ----------------

Total Liabilities and Capitalization                     $   6,799,164     $
(59,133)    $      6,740,031
                                                         =============
===========     ================



                                             POTOMAC ELECTRIC POWER COMPANY
                                            RECLASSIFYING STATEMENT OF INCOME
                                             SIX MONTHS ENDED JUNE 30, 1997
                                        (In thousands, except per share amounts)
                                        ----------------------------------------


                                                             PEPCO
PEPCO              PEPCO
                                                         (As Reported)
(Reclasses)     (As Reclassified)
                                                         -------------
-------------    -----------------

  Electric                                               $    840,031     $
     -     $        840,031
  Diversified businesses                                            -
68,472               68,472
                                                         ------------
------------     ----------------
    Total Revenue                                             840,031
68,472              908,503
                                                         ------------
------------     ----------------

Operating Expenses
  Electric fuel and purchased energy                                -
324,877              324,877
  Fuel                                                        156,702
(156,702)                   -
  Purchased energy                                             95,450
(95,450)                   -
  Capacity purchase payments                                   72,725
(72,725)                   -
  Operations                                                  105,132
     -              105,132
  Maintenance                                                  45,080
     -               45,080
  Diversified business expenses                                     -
37,934               37,934
  Depreciation and amortization                               114,401
     -              114,401
  Income taxes                                                 33,058
(33,058)                   -
  Taxes other than income taxes                                94,641
     -               94,641
                                                         ------------
------------     ----------------
    Total Operating Expenses                                  717,189
 4,876              722,065
                                                         ------------
------------     ----------------

Income from Operations                                        122,842
63,596              186,438
                                                         ------------
------------     ----------------
Other Income
  Nonutility Subsidiary Income                                 68,472
(68,472)                   -
  Expenses, including interest and income taxes               (53,566)
53,566                    -
                                                         ------------
------------     ----------------
    Net earnings from nonutility subsidiary                    14,906
(14,906)                   -
  Allowance for other funds used during construction
    and capital cost recovery factor                            3,341
     -                3,341
  Other, net                                                    2,324
   (73)               2,251
                                                         ------------
------------     ----------------
    Total Other Income                                         20,571
(14,979)               5,592
                                                         ------------
------------     ----------------

Income Before Interest and Income Taxes                       143,413
48,617              192,030
                                                         ------------
------------     ----------------

Interest Expense
  Interest on debt                                             68,847
     -               68,847
  Other                                                         5,505
     -                5,505
  Subsidiary interest expense                                       -
36,549               36,549
  Allowance for borrowed funds used during construction
    and capital cost recovery factor                           (4,045)
     -               (4,045)
                                                         ------------
------------     ----------------
    Net Interest Expense                                       70,307
36,549              106,856
                                                         ------------
------------     ----------------

Income before income taxes                                     73,106
12,068               85,174
                                                         ------------
------------     ----------------

Income taxes - Utility                                              -
33,058               33,058
Income taxes - Nonoperating                                         -
   (73)                 (73)
Income taxes - Subsidiary                                           -
(20,917)             (20,917)
                                                         ------------
------------     ----------------
  Total Income Taxes                                                -
12,068               12,068
                                                         ------------
------------     ----------------

Net Income                                                     73,106
     -               73,106

Preferred Dividends                                             8,282
     -                8,282
                                                         ------------
------------     ----------------

Earnings Applicable to Common Stock                      $     64,824     $
     -     $         64,824
                                                         ============
============     ================

Average Shares of Common Stock Outstanding                    118,500
                    118,500

Earnings Per Share of Common Stock                              $0.55
                      $0.55



Item 6   EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a)  Exhibits

              Exhibit 3    -   By-Laws of the Company

              Exhibit 11   -   Computation of Earnings Per Common
                               Share - filed herewith.

              Exhibit 12   -   Computation of ratios - filed
                               herewith.

              Exhibit 15   -   Letter re unaudited interim
                               financial information - filed
                               herewith.

              Exhibit 27   -   Financial data schedule - filed
                               herewith.


         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on April 7, 1997, providing unaudited pro forma combined condensed financial information of Baltimore Gas and Electric Company (BGE) and Potomac Electric Power Company (PEPCO), after giving effect to the proposed Merger of the two companies into Constellation Energy Corporation. The item reported on such Form 8-K was Item 5 (Other Events).

              A Current Report on Form 8-K was filed by the Company on April 17, 1997, providing details on the Federal Energy Regulatory Commission's approval of the proposed Merger between the Company and BGE; and on the plan of the two companies to file a Request for Reconsideration of the Maryland Public Service Commission's Merger Order. The item reported on such Form 8-K was Item 5 (Other Events).

              A Current Report on Form 8-K was filed by the Company on May 5, 1997, providing details of the Company's and BGE's Application for Rehearing of Maryland Public Service Commission's Merger Order. The item reported on such Form 8-K was Item 5 (Other Events).



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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By       /s/ D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President and
                                  Chief Financial Officer


August 13, 1997
---------------
     DATE





Exhibit 11         Computations of Earnings Per Common Share
----------         -----------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended June 30, 1997, and the twelve months ended December 31, 1996 and 1995:


                                             June 30,      December 31,
December 31,
                                               1997            1996
1995
                                           -------------   ------------
------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,498,718     118,496,683
118,412,478
                                           ============    ============
============
Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,498,718     118,496,683
118,412,478

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          34,404          34,986
 38,255

    Conversion of 7% Convertible
      Debentures                              2,364,559       2,418,579
2,469,639

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500
3,392,500
                                           ------------    ------------
------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,290,181     124,342,748
124,312,872
                                           ============    ============
============

Earnings applicable to common stock        $206,490,000    $220,356,000
$77,540,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              14,000          15,000
 16,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,358,000       6,416,000
6,475,000
                                           ------------    ------------
------------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                               $212,862,000    $226,787,000
$84,031,000
                                           ============    ============
============

Primary earnings per common share                 $1.74           $1.86
  $0.65

Fully diluted earnings per common share           $1.71           $1.82
  $0.68

The valuation is not required by footnote 2 to paragraph 14 of APB No. 15 for the the twelve months ended June 30, 1997 and December 31, 1996 because it results in dilution of less than 3%. In addition, this calculation is submitted in accordance with Regulation S-K item 601
(b)(11) although it is contrary to paragraph 40 of APB No. 15 because it produces an antidilutive result for the twelve months ended December 31, 1995.

Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June
30, 1997, and for each of the preceeding five years on the basis of parent company operations only, are as follows.






                                                Twelve
                                                Months                  For The
Year Ended December 31,
                                                Ended
---------------------------------------------------------
                                               June 30,
                                                   1997      1996        1995
     1994        1993        1992
                                              ---------   ---------   ---------
 ---------   ---------   ---------

(Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $202,795    $220,066    $218,788
  $208,074    $216,478    $172,599
Taxes based on income                           120,406     135,011     129,439
   116,648     107,223      76,965
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          323,201     355,077     348,227
   324,722     323,701     249,564
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Fixed charges:
  Interest charges                              146,676     146,939     146,558
   139,210     141,393     138,097
  Interest factor in rentals                     23,374      23,560      23,431
     6,300       5,859       6,140
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Total fixed charges                             170,050     170,499     169,989
   145,510     147,252     144,237
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $493,251    $525,576    $518,216
  $470,232    $470,953    $393,801
                                              =========   =========   =========
 =========   =========   =========

Coverage of fixed charges                          2.90        3.08        3.05
      3.23        3.20        2.73
                                                   ====        ====        ====
      ====        ====        ====


Preferred dividend requirements                 $16,590     $16,604     $16,851
   $16,437     $16,255     $14,392
                                              ---------   ---------   ---------
 ---------   ---------   ---------


Ratio of pre-tax income to net income              1.59        1.61        1.59
      1.56        1.50        1.45
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Preferred dividend factor                       $26,378     $26,732     $26,793
   $25,642     $24,383     $20,868
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Total fixed charges and preferred dividends    $196,428    $197,231    $196,782
  $171,152    $171,635    $165,105
                                              =========   =========   =========
 =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                          2.51        2.66        2.63
      2.75        2.74        2.39
                                                   ====        ====        ====
      ====        ====        ====



Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June
30, 1997, and for each of the preceding five years on a fully consolidated basis, are as follows.






                                                Twelve
                                                Months                  For The
Year Ended December 31,
                                                Ended
---------------------------------------------------------
                                               June 30,
                                                   1997      1996        1995
     1994        1993        1992
                                              ---------   ---------   ---------
 ---------   ---------   ---------

(Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $223,080    $236,960     $94,391
  $227,162    $241,579    $200,760
Taxes based on income                            90,192      80,386      43,731
    93,953      62,145      79,481
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          313,272     317,346     138,122
   321,115     303,724     280,241
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Fixed charges:
  Interest charges                              224,243     231,029     238,724
   224,514     221,312     226,453
  Interest factor in rentals                     23,515      23,943      26,685
     9,938       9,257       6,599
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Total fixed charges                             247,758     254,972     265,409
   234,452     230,569     233,052
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Nonutility subsidiary capitalized interest         (550)       (649)       (529)
     (521)     (2,059)     (2,200)
                                              ---------   ---------   ---------
 ---------   ---------   ---------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $560,480    $571,669    $403,002
  $555,046    $532,234    $511,093
                                               ========    ========    ========
  ========    ========    ========

Coverage of fixed charges                          2.26        2.24        1.52
      2.37        2.31        2.19
                                                   ====        ====        ====
      ====        ====        ====


Preferred dividend requirements                 $16,590     $16,604     $16,851
   $16,437     $16,255     $14,392
                                              ---------   ---------   ---------
 ---------   ---------   ---------


Ratio of pre-tax income to net income              1.40        1.34        1.46
      1.41        1.26        1.40
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Preferred dividend factor                       $23,226     $22,249     $24,602
   $23,176     $20,481     $20,149
                                              ---------   ---------   ---------
 ---------   ---------   ---------

Total fixed charges and preferred dividends    $270,984    $277,221    $290,011
  $257,628    $251,050    $253,201
                                               ========    ========    ========
  ========    ========    ========
Coverage of combined fixed charges
  and preferred dividends                          2.07        2.06        1.39
      2.15        2.12        2.02
                                                   ====        ====        ====
      ====        ====        ====



                                                    Exhibit 15




August 13, 1997






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated August 13, 1997, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements (Registration Nos. 33-36798, 33-53685 and 33-54197) on Form S-8 filed on September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and (Registration Nos. 33-58810 and 33-61379) on Form S-3 filed on February 26, 1993 and July 28, 1995, respectively, in the Joint Proxy Statement/Prospectus constituting part of the Registration Statement (Registration No. 33-64799) on Form S-4 of Constellation Energy Corporation filed on December 7, 1995, and in the Prospectuses constituting parts of the Registration Statements on Form S-3 (Registration Nos. 333-24705 and 333-24855) of Constellation Energy Corporation filed on April 7, 1997, and April 9, 1997, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.



