Form 10-Q
period 1997-09-30
POTOMAC ELECTRIC POWER CO
filed 1997-11-13
CIK 79732

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                September 30, 1997
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                Outstanding at September 30, 1997
--------------------------     ---------------------------------
Common Stock, $1 par value                  118,500,723
                        TABLE OF CONTENTS


PART I - Financial Information                               Page
  Item 1 - Consolidated Financial Statements

    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Summary of Significant Accounting Policies.........  5
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

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Utility
      Proposed Merger Update................................. 27
      Results of Operations.................................. 29
      Capital Resources and Liquidity........................ 32
      New Accounting Standards............................... 33
    Nonutility Subsidiary
      Results of Operations.................................. 33
      Capital Resources and Liquidity........................ 36

PART II - Other Information
  Item 1 - Legal Proceedings................................. 37
  Item 4 - Submission of Matters to a Vote of
             Security Holders................................ 37
  Item 5 - Other Information
    Executive Officers of the Registrant..................... 38
    Other Financing Arrangements............................. 38
    Base Rate Proceedings.................................... 38
    Restructuring of the Bulk Power Market................... 43
    Competition.............................................. 44
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 46
    Selected Nonutility Subsidiary Financial Information..... 49
    Statistical Data......................................... 51
    Unaudited Pro Forma Combined Condensed Financial
      Information............................................ 52
  Item 6 - Exhibits and Reports on Form 8-K.................. 60
  Signatures................................................. 61
  Computations of Earnings Per Common Share.................. 62
  Computation of Ratios - Parent Company Only................ 63
  Computation of Ratios - Fully Consolidated................. 64
  Independent Accountants Awareness Letter................... 65

                              1



Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------

                                                 POTOMAC ELECTRIC POWER COMPANY
                                     Consolidated Statements of Earnings and Retained Income
                                                           (Unaudited)
                                     -------------------------------------------------------


                                                      Three Months Ended       Nine Months Ended           Twelve Months Ended
                                                         September 30,            September 30,               September 30,
                                                     --------------------     ---------- -- --------     ----------------------
                                                        1997       1996           1997        1996           1997        1996
                                                     ---------  ---------     ----------  ----------     ----------  ----------
                                                                             (Thousands of Dollars)
Revenue
  Sales of electricity                               $ 615,621  $ 612,240     $1,423,198  $1,455,818     $1,792,121  $1,829,342
  Other electric revenue                                 2,597      2,117          9,061       6,516         12,661       9,025
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Revenue                            618,218    614,357      1,432,259   1,462,334      1,804,782   1,838,367
  Interchange deliveries                                14,824     43,868         40,814     134,264         82,004     160,481
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Revenue                                      633,042    658,225      1,473,073   1,596,598      1,886,786   1,998,848
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Expenses
  Fuel                                                  92,953     93,191        249,655     260,709        316,739     351,149
  Purchased energy                                      58,864     91,467        154,314     251,964        238,327     301,850
  Capacity purchase payments                            35,440     30,731        108,165      95,592        138,359     126,529
  Other operation                                       55,187     55,055        160,319     167,037        216,608     226,343
  Maintenance                                           22,717     23,276         67,797      65,970         93,351      93,025
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operation and Maintenance                    265,161    293,720        740,250     841,272      1,003,384   1,098,896
  Depreciation and amortization                         59,581     56,972        173,982     167,048        229,949     220,938
  Income taxes                                          82,222     81,588        115,280     127,567        121,798     130,708
  Other taxes                                           59,578     59,683        154,219     155,079        199,506     200,227
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Operating Expenses                           466,542    491,963      1,183,731   1,290,966      1,554,637   1,650,769
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Operating Income                                       166,500    166,262        289,342     305,632        332,149     348,079
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Other Income
  Nonutility Subsidiary
    Income                                              32,898     36,406        101,370      85,502        130,834     118,697
    Loss on assets held for disposal                    (2,022)         -         (2,022)    (12,320)        (2,446)    (12,320)
    Expenses, including interest
      and income taxes                                 (30,001)   (31,520)       (83,567)    (56,781)      (112,114)    (90,420)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net earnings from nonutility
        subsidiary                                         875      4,886         15,781      16,401         16,274      15,957
  Allowance for other funds used during
    construction and capital cost recovery factor        1,608      1,567          4,949       4,964          6,557       6,658
  Other, net                                             1,429        857          3,753       4,225          3,986       3,669
                                                     ---------  ---------     ----------  ----------     ----------  ----------
    Total Other Income                                   3,912      7,310         24,483      25,590         26,817      26,284
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Income Before Utility Interest Charges                 170,412    173,572        313,825     331,222        358,966     374,363
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        32,188     33,042        101,036      99,767        134,375     133,889
  Other                                                  4,053      3,606          9,557      11,495         11,894      13,898
  Allowance for borrowed funds used during
    construction and capital cost recovery factor       (1,814)    (1,763)        (5,859)     (5,714)        (7,680)     (8,352)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
      Net Utility Interest Charges                      34,427     34,885        104,734     105,548        138,589     139,435
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Net Income                                             135,985    138,687        209,091     225,674        220,377     234,928
Dividends on Preferred Stock                             4,157      4,151         12,439      12,448         16,595      16,624
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Earnings for Common Stock                              131,828    134,536        196,652     213,226        203,782     218,304

Retained Income at Beginning of Period                 728,241    711,726        760,285     742,296        796,946     784,026
Dividends on Common Stock                              (49,155)   (49,153)      (147,459)   (147,458)      (196,613)   (196,611)
Subsidiary Marketable Securities Net
  Unrealized Gain (Loss), Net of Tax                     4,534       (163)         5,970     (11,118)        11,333      (8,773)
                                                     ---------  ---------     ----------  ----------     ----------  ----------
Retained Income at End of Period                     $ 815,448  $ 796,946     $  815,448  $  796,946     $  815,448  $  796,946
                                                     =========  =========     ==========  ==========     ==========  ==========
Average Common Shares
  Outstanding (000's)                                  118,501    118,497        118,500     118,496        118,500     118,495
Earnings Per Common Share                                $1.11      $1.14          $1.66       $1.80          $1.72       $1.84
Cash Dividends Per Common Share                         $0.415     $0.415         $1.245      $1.245          $1.66       $1.66
Book Value Per Share                                                                                         $16.41      $16.25
Dividend Payout Ratio                                                                                          96.5%       90.2%
Effective Federal Income Tax Rate                                                                              25.8%       21.1%


                                                               2


                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                   (Unaudited at September 30, 1997 and 1996)
                                   ------------------------------------------


                                                                September 30,     December 31,     September 30,
                  ASSETS                                            1997              1996             1996
                  ------                                        -------------    -------------     -------------
                                                                             (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   6,335,130    $   6,232,049     $   6,168,497
  Construction work in progress                                        84,901           62,469            72,624
  Electric plant held for future use                                    4,210            4,152             4,133
  Nonoperating property                                                22,750           22,921            22,699
                                                                -------------    -------------     -------------
                                                                    6,446,991        6,321,591         6,267,953
  Accumulated depreciation                                         (2,000,376)      (1,898,342)       (1,857,633)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,446,615        4,423,249         4,410,320
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                             2,916            2,174             7,689
  Customer accounts receivable, less allowance
    for uncollectible accounts of $558, $1,298
    and $894                                                          186,623          128,600           186,638
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     25,117           38,490            36,253
  Accrued unbilled revenue                                             88,071           70,214           110,201
  Prepaid taxes                                                        41,554           34,202            49,539
  Other prepaid expenses                                                3,917            4,613             4,512
  Material and supplies - at average cost
    Fuel                                                               60,432           68,232            67,091
    Construction and maintenance                                       69,195           69,541            70,492
                                                                -------------    -------------     -------------
      Total Current Assets                                            477,825          416,066           532,415
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  238,711          238,467           239,011
  Conservation costs, net                                             224,464          233,793           234,832
  Unamortized debt reacquisition costs                                 53,447           55,552            56,259
  Other                                                               196,614          159,139           132,293
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          713,236          686,951           662,395
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                            10,087              804               199
  Marketable securities                                               303,905          377,237           394,945
  Investment in finance leases                                        460,021          484,972           480,415
  Operating lease equipment, net of accumulated
    depreciation of $146,083, $117,705 and $107,555                   170,747          199,124           209,275
  Assets held for disposal                                                  -           10,300            12,600
  Receivables, less allowance for uncollectible
    accounts of $6,000                                                 34,997           87,745            89,717
  Other investments                                                   182,581          193,002           205,479
  Other assets                                                         14,146           12,436            16,777
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,176,484        1,365,620         1,409,407
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,814,160    $   6,891,886     $   7,014,537
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $     118,501    $     118,500     $     118,498
  Other common equity                                               1,825,700        1,770,692         1,807,347
  Serial preferred stock                                              125,291          125,298           125,299
  Redeemable serial preferred stock                                   141,000          142,500           142,500
  Long-term debt                                                    1,727,707        1,767,598         1,668,973
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,938,199        3,924,588         3,862,617
                                                                -------------    -------------     -------------
Other Non-Current Liabilities
  Capital lease obligations                                           161,057          162,936           163,528
                                                                -------------    -------------     -------------
      Total Other Non-Current Liabilities                             161,057          162,936           163,528
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                     50,985          152,445           150,985
  Short-term debt                                                     277,075          131,390           254,455
  Accounts payable and accrued expenses                               247,359          179,289           221,865
  Capital lease obligations due within one year                        20,772           20,772            20,772
  Other                                                                83,774           83,135            83,840
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       679,965          567,031           731,917
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                      1,014,472          973,642           920,659
  Investment tax credits                                               58,221           60,958            61,870
  Other                                                                30,842           35,658            33,971
                                                                -------------    -------------     -------------
      Total Deferred Credits                                        1,103,535        1,070,258         1,016,500
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                      863,167          996,232           940,318
  Short-term notes payable                                              9,200           51,650           181,305
  Deferred taxes and other                                             59,037          119,191           118,352
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                         931,404        1,167,073         1,239,975
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,814,160    $   6,891,886     $   7,014,537
                                                                =============    =============     =============

                                                       3

                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Nine Months Ended        Twelve Months Ended
                                                                          September 30,             September 30,
                                                                     -----------------------   -----------------------
                                                                       1997          1996        1997          1996
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $ 193,310     $ 209,273   $ 204,103     $ 218,971
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      173,982       167,048     229,949       220,938
    Deferred income taxes and investment tax credits                    41,110        24,067      98,539        41,483
    Deferred conservation costs                                        (26,243)      (39,351)    (36,296)      (58,999)
    Allowance for funds used during construction
      and capital cost recovery factor                                 (10,808)      (10,678)    (14,237)      (15,010)
    Changes in materials and supplies                                    8,146        (3,883)      7,956           373
    Changes in accounts receivable and accrued unbilled revenue        (62,507)      (85,249)     33,281         3,872
    Changes in accounts payable                                        (17,061)        4,039      (7,476)      (36,720)
    Changes in other current assets and liabilities                     75,275        48,718      32,416        (4,190)
    Net other operating activities                                     (57,674)      (21,440)    (86,261)      (54,430)
  Nonutility subsidiary:
    Net earnings                                                        15,781        16,401      16,274        15,957
    Deferred income taxes                                              (46,624)      (26,999)    (56,023)      (27,779)
    Loss on assets held for disposal                                     2,022        12,320       2,446        12,320
    Changes in other assets and net other operating activities          29,221        17,460      48,019        54,669
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                     317,930       311,726     472,690       371,455
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                              (150,987)     (139,531)   (205,492)     (191,578)
  Allowance for funds used during construction
    and capital cost recovery factor                                    10,808        10,678      14,237        15,010
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                              (140,179)     (128,853)   (191,255)     (176,568)
  Nonutility subsidiary:
    Purchase of marketable securities                                  (35,103)      (19,680)    (35,103)      (33,568)
    Proceeds from sale or redemption of marketable securities          124,517       140,406     151,639       148,977
    Investment in leased equipment                                      (7,480)       (3,056)     (7,480)      (54,841)
    Proceeds from sale or disposition of leased equipment               28,484         3,658      28,484         3,658
    Proceeds from assets held for disposal                               4,600        34,154       4,600        34,154
    Proceeds from sale of assets                                         2,700           285       2,415         6,251
    Purchase of other investments                                      (20,451)       (4,500)    (38,949)       (5,164)
    Proceeds from sale or distribution of other investments              6,107        14,193      25,781        13,196
    Investment in promissory notes                                         (12)      (20,414)     16,157       (23,068)
    Proceeds from promissory notes                                      63,807        14,083      66,399        16,416
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used by) Investing Activities                            26,990        30,276      22,688       (70,557)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                           (147,459)     (147,458)   (196,613)     (196,611)
  Dividends on preferred stock                                         (12,439)      (12,448)    (16,595)      (16,624)
  Redemption of preferred stock                                         (1,500)            -      (1,500)            -
  Issuance of long-term debt                                             8,090             -     107,590             -
  Reacquisition and retirement of long-term debt                      (151,460)      (26,320)   (151,460)     (126,162)
  Short-term debt, net                                                 145,685        (4,010)     22,620       185,705
  Other financing activities                                              (297)       (3,903)       (398)       (9,823)
  Nonutility subsidiary:
    Issuance of long-term debt                                          40,000       128,000      95,000       160,000
    Repayment of long-term debt                                       (173,065)     (233,368)   (176,799)     (273,144)
    Short-term debt, net                                               (42,450)      (42,045)   (172,108)      (39,895)
                                                                     ---------     ---------   ---------     ---------
Net Cash Used By Financing Activities                                 (334,895)     (341,552)   (490,263)     (316,554)
                                                                     ---------     ---------   ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                    10,025           450       5,115       (15,656)
Cash and Cash Equivalents at Beginning of Period                         2,978         7,438       7,888        23,544
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  13,003     $   7,888   $  13,003     $   7,888
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $67,104, $77,664, $72,829 and $87,541)               $ 176,836     $ 188,772   $ 205,031     $ 221,208
  Income taxes                                                       $  12,475     $   3,398   $  37,631     $  31,289

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

     Potomac Capital Investment Corporation (PCI), the Company's wholly owned subsidiary, was formed in 1983 to provide a vehicle to conduct the Company's ongoing nonutility businesses.
Effective April 30, 1996, the Company reorganized its nonutility subsidiaries whereby PEPCO Enterprises, Inc. (PEI) became a subsidiary of PCI. PCI's principal investments have been in aircraft and power generation equipment, equipment leasing and marketable securities, primarily preferred stock with mandatory redemption features. PCI is also involved with activities, through its subsidiaries, which provide telecommunication and energy services. In addition, PCI has investments in real estate properties in the Washington, D.C. metropolitan area.

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

Conservation
------------

     In general, the Company accounts for conservation expenditures in connection with its DSM program as a deferred charge, and amortizes the costs over five years in Maryland and 10 years in the District of Columbia. At September 30, 1997, unamortized conservation costs totaled $85.1 million in Maryland and $139.4 million in the District of Columbia.

Allowance for Funds Used During Construction and Capital Cost
-------------------------------------------------------------
  Recovery Factor
  ---------------

     In general, the Company capitalizes AFUDC with respect to investments in Construction Work in Progress with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. The jurisdictional AFUDC capitalization rates are determined as prescribed by the FERC. The effective capitalization rates were approximately 7.6%, compounded semiannually, for the nine months ended September 30, 1997, and approximately 7.4% in 1996 and 7.9% in 1995, compounded semiannually.

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

New Accounting Standards
------------------------

     In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 entitled "Reporting Comprehensive Income" which will become effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's principal components of comprehensive income are net income and unrealized gains and losses on marketable securities.

     In June 1997, the FASB also issued SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company's 1998 calendar year financial statements and will impact quarterly reporting beginning in the first quarter of 1999. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

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

(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                   Three Months Ended           Nine Months Ended        Twelve Months Ended
                                                      September 30,               September 30,             September 30,
                                                 -----------------------    -----------------------    -----------------------
                                                    1997         1996          1997         1996          1997         1996
                                                 ----------   ----------    ----------    ---------    ----------    ---------
                                                                            (Thousands of Dollars)
Utility current tax expense
  Federal                                        $   58,762   $   60,965    $   65,445   $   92,718    $   19,962   $   81,792
  State and local                                     7,756        8,049         8,708       12,395         2,594       10,910
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Total utility current tax expense                    66,518       69,014        74,153      105,113        22,556       92,702
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Utility deferred tax expense
  Federal                                            14,572       11,763        38,097       23,250        89,609       39,295
  State and local                                     2,100        1,724         5,750        3,554        12,579        5,837
  Investment tax credits                               (912)        (912)       (2,737)      (2,737)       (3,649)      (3,649)
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Total utility deferred tax expense                   15,760       12,575        41,110       24,067        98,539       41,483
                                                 ----------   ----------    ----------   ----------    ----------   ----------

Total utility income tax expense                     82,278       81,589       115,263      129,180       121,095      134,185
                                                 ----------   ----------    ----------   ----------    ----------   ----------

Nonutility subsidiary current tax expense
  Federal                                            17,642      (13,783)       20,793      (22,822)       25,363      (26,962)
                                                 ----------   ----------    ----------   ----------    ----------   ----------

Nonutility subsidiary deferred tax expense
  Federal                                           (21,016)       9,314       (45,084)     (26,975)      (54,482)     (27,650)
                                                 ----------   ----------    ----------   ----------    ----------   ----------

Total nonutility subsidiary income tax credit        (3,374)      (4,469)      (24,291)     (49,797)      (29,119)     (54,612)
                                                 ----------   ----------    ----------   ----------    ----------   ----------

Total consolidated income tax expense                78,904       77,120        90,972       79,383        91,976       79,573
Income taxes included in other income                (3,318)      (4,468)      (24,308)     (48,184)      (29,822)     (51,135)
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Income taxes included in utility operating
  expenses                                       $   82,222   $   81,588    $  115,280   $  127,567    $  121,798   $  130,708
                                                 ==========   ==========    ==========   ==========    ==========   ==========






Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                   Three Months Ended          Nine Months Ended         Twelve Months Ended
                                                     September 30,               September 30,              September 30,
                                                 -----------------------    -----------------------    -----------------------
                                                    1997         1996          1997         1996          1997         1996
                                                 ----------   ----------    ----------   ----------    ----------   ----------
                                                                            (Thousands of Dollars)
Income before income taxes                       $  214,889   $  215,807    $  300,063   $  305,057    $  312,353   $  314,501
                                                 ==========   ==========    ==========   ==========    ==========   ==========

Utility income tax at federal
  statutory rate                                 $   76,086   $   75,387    $  108,001   $  118,459    $  113,819   $  123,605
    Increases (decreases) resulting from
      Depreciation                                    2,522        2,542         7,566        7,627         9,806       10,055
      Removal costs                                    (841)      (1,000)       (4,027)      (2,478)       (5,123)      (5,364)
      Allowance for funds used during
        construction                                    238          208           603          488           806          595
      Other                                          (1,222)        (988)       (3,541)      (2,463)       (4,195)      (1,470)
      State income taxes, net of federal effect       6,407        6,352         9,398       10,284         9,863       10,803
      Tax credits                                      (912)        (912)       (2,737)      (2,737)       (3,881)      (4,039)
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Total utility income tax expense                     82,278       81,589       115,263      129,180       121,095      134,185
                                                 ----------   ----------    ----------   ----------    ----------   ----------

Nonutility subsidiary income tax at federal
  statutory rate                                       (874)         146        (2,978)     (11,689)       (4,495)     (13,530)
    (Decreases) increases resulting from
      Dividends received deduction                   (1,269)      (2,636)       (3,987)      (8,680)       (6,523)     (10,722)
      Reversal of previously accrued deferred
        taxes                                             -       (2,105)      (10,125)     (30,804)      (10,125)     (30,804)
      Other                                          (1,231)         126        (7,201)       1,376        (7,976)         444
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Total nonutility subsidiary income tax credit        (3,374)      (4,469)      (24,291)     (49,797)      (29,119)     (54,612)
                                                 ----------   ----------    ----------   ----------    ----------   ----------

Total consolidated income tax expense                78,904       77,120        90,972       79,383        91,976       79,573
Income taxes included in other income                (3,318)      (4,468)      (24,308)     (48,184)      (29,822)     (51,135)
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Income taxes included in utility operating
  expenses                                       $   82,222   $   81,588    $  115,280      127,567    $  121,798      130,708
                                                 ==========   ==========    ==========   ==========    ==========   ==========







Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                  Sept. 30,    Dec. 31,      Sept. 30,
                                                    1997         1996          1996
                                                 ----------   ----------    ----------
                                                      (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                            $  855,970   $  821,656    $  808,405
  Rapid amortization of certified pollution
    control facilities                               23,646       24,816        25,473
  Deferred taxes on amounts to be collected
    through future rates                             90,376       90,284        90,490
  Property taxes                                     13,310       12,664        12,456
  Deferred fuel                                     (12,099)     (14,663)      (14,227)
  Prepayment premium on debt retirement              20,228       21,025        21,279
  Deferred investment tax credit                    (22,042)     (23,079)      (23,424)
  Contributions in aid of construction              (29,530)     (28,719)      (27,737)
  Contributions to pension plan                      16,170       16,170        12,276
  Conservation costs (demand side management)        48,093       41,106             -
  Other                                              22,882       21,653        20,125
                                                 ----------   ----------    ----------
Total utility deferred tax liabilities (net)      1,027,004      982,913       925,116
Current portion of utility deferred tax
  liabilities (included in Other Current
  Liabilities)                                       12,532        9,271         4,457
                                                 ----------   ----------    ----------
Total utility deferred tax liabilities (net) -
  non-current                                    $1,014,472   $  973,642    $  920,659
                                                 ==========   ==========    ==========

Nonutility subsidiary deferred tax liabilities
  (assets)
  Finance leases                                 $  118,305   $  144,667    $  138,135
  Operating leases                                   41,660       49,551        59,396
  Alternative minimum tax                           (97,109)     (97,109)      (84,540)
  Other                                             (45,197)     (36,041)      (45,411)
                                                 ----------   ----------    ----------
Total nonutility subsidiary deferred tax
  liabilities (net), (included in Deferred
  taxes and other)                               $   17,659   $   61,068    $   67,580
                                                 ==========   ==========    ==========





(3)  CAPITALIZATION
     --------------

Common Equity
-------------

     At September 30, 1997, 118,500,723 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of September 30, 1997, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,769,412 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively. Under the Stock Option Agreement with Baltimore Gas and Electric Company, 23,579,900 shares could become issuable, contingent upon specific events associated with termination of the Merger Agreement. (See Note
6 - Commitments and Contingencies for additional information.)

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock and Long-Term Debt
   ------------------------

     At September 30, 1997, the Company had outstanding 5,345,528 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,125,649 shares is authorized. At September 30, 1997, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.4 million and $10.1 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     The Company's $2.44 Convertible Preferred Stock, 1966 Series
(5,832 shares outstanding at September 30, 1997) is convertible into Common Stock at $8.51 per share.

     At September 30, 1997, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.205% ($2.1025) for the period September 1, 1997, through November 30, 1997. For the period June 1, 1997, through August 31, 1997, the annual dividend rate was 4.5% ($2.25). The average rate at which dividends were paid during the twelve months ended September 30, 1997, was 4.2% ($2.10).

     At September 30, 1997, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001; one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002; and 839,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption, beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually. Sinking fund requirements through 2001 with respect to the three series of Redeemable Serial Preferred Stock are $1 million in 1998, $1.5 million in 1999 through 2000 and $9.8 million in 2001.

     The Company's Long-Term Debt at September 30, 1997, is summarized below:
                                           (Thousands of Dollars)

          First Mortgage Bonds                    $1,341,800
          Convertible Debentures                     178,907
          Notes Payable                              283,090
          Net Unamortized Discount                   (26,090)
          Current Portion                            (50,000)
                                                  ----------
          Net Utility Long-Term Debt              $1,727,707
                                                  ==========

          Nonutility Subsidiary Long-Term Debt    $  863,167
                                                  ==========

     At September 30, 1997, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $122 million; and the aggregate amounts of long-term debt maturities are $50 million in 1998, $45 million in 1999, $100 million in 2000 and $165 million in 2001. At September 30, 1997, long-term debt due within one year consisted of $50 million of 4-3/8% First Mortgage Bonds.

     On July 10 and August 1, 1997, the Company redeemed, at maturity, $50 million of 9.08% Medium-Term Notes. On October 9, 1997, the Company issued $175 million of 6-1/4%, 10 PUT 7-Year First Mortgage Bonds maturing October 15, 2007. Each new bond will be repayable on October 15, 2004, at the option of the holder, at 100% of its principal amount, together with accrued and unpaid interest. The bonds were offered to investors at a price of 99.85% to yield 6.276% to the put date of October 15, 2004.

Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at September 30, 1997, consisted primarily of unsecured borrowings from institutional lenders maturing at various dates between 1997 and 2003. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.48% at September 30, 1997, 7.44% at December 31, 1996, and 7.16% at September 30, 1996. Annual aggregate principal repayments on these borrowings are $26.3 million in 1997, $300.7 million in 1998, $170 million in 1999, $122.5 million in 2000, $71.5 million in 2001 and $113.5 million thereafter. Also included in long-term debt is $58.7 million of non-recourse debt which is due in monthly installments with final maturities in 1999, 2001, 2002 and 2011.

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The following methods and assumptions were used to estimate, at September 30, 1997, December 31, 1996, and September 30, 1996, the fair value of each class of financial instruments shown below for which it is practicable to estimate that value.

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

     The carrying amounts of all other financial instruments approximate fair value.


The estimated fair values of the Company's financial instruments at September 30, 1997, December 31, 1996, and September 30, 1996, are shown below.



                                       September 30,                 December 31,                 September 30,
                                           1997                          1996                          1996
                                --------------------------     -------------------------     -------------------------
                                  Carrying        Fair          Carrying        Fair          Carrying        Fair
                                   Amount         Value          Amount         Value          Amount         Value
                                -----------     ----------     ----------     ----------     ----------     ----------
                                                                (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock      $  125,291        125,424        125,298        113,285        125,299        112,210
                                ==========      =========      =========      =========      =========      =========
    Redeemable serial
      preferred stock           $  141,000        144,010        142,500        146,491        142,500        143,465
                                ==========      =========      =========      =========      =========      =========
    Long-term debt
      First mortgage bonds      $1,278,011      1,305,912      1,327,389      1,319,976      1,327,182      1,295,756
      Medium-term notes         $  281,103        283,583        272,788        274,242        173,218        169,791
      Convertible debentures    $  168,593        173,844        167,421        171,880        168,573        169,725
                                ----------      ---------      ---------      ---------      ---------      ---------
        Total long-term debt    $1,727,707      1,763,339      1,767,598      1,766,098      1,668,973      1,635,272
                                ==========      =========      =========      =========      =========      =========
Nonutility Subsidiary
  Assets
    Marketable securities       $  303,905        303,905        377,237        377,237        394,945        394,945
                                ==========      =========      =========      =========      =========      =========
    Notes receivable            $   23,438         19,707         72,251         71,593         74,842         72,279
                                ==========      =========      =========      =========      =========      =========
  Liabilities
    Long-term debt              $  863,167        871,071        996,232      1,011,814        940,318        954,605
                                ==========      =========      =========      =========      =========      =========



(5)  MARKETABLE SECURITIES
     ---------------------

     PCI's marketable securities, primarily investment grade preferred stocks with mandatory redemption features, are classified as available-for-sale for financial reporting purposes. Net unrealized gains or losses on such securities are reflected, net of tax, in stockholders' equity. The net unrealized gains (losses) on marketable securities, which relate primarily to mandatory redeemable preferred stock, are shown below:

                     September 30,   December 31,   September 30,
                         1997           1996            1996
                     -------------   ------------   -------------
                                (Thousands of Dollars)

Market value          $ 303,905       $ 377,237       $ 394,945
Cost                    293,081         375,598         401,555
                      ---------       ---------       ---------
Net unrealized gain
  (loss)              $  10,824       $   1,639       $  (6,610)
                      =========       =========       =========


     Included in net unrealized gains and losses are gross unrealized gains of $13.2 million and gross unrealized losses of $2.4 million at September 30, 1997; gross unrealized gains of $9.9 million and gross unrealized losses of $8.3 million at December 31, 1996; and gross unrealized gains of $6.4 million and gross unrealized losses of $13 million at September 30, 1996.

     In determining gross realized gains and losses on sales or calls of securities, specific identification is used. A summary of realized gains and losses is shown below.

                 Three Months     Nine Months     Twelve Months
                    Ended            Ended            Ended
                September 30,    September 30,    September 30,
                --------------   --------------   --------------
                 1997    1996     1997    1996     1997    1996
                ------  ------   ------  ------   ------  ------
                            (Thousands of Dollars)

Gross realized
  gains         $  715  $  832   $7,527  $3,337   $8,856  $3,669
Gross realized
  losses            (4)    (94)    (627)   (886)    (792) (1,037)
                ------  ------   ------  ------   ------  ------
  Net gain      $  711  $  738   $6,900  $2,451   $8,064  $2,632
                ======  ======   ======  ======   ======  ======


     At September 30, 1997, the contractual maturities for mandatory redeemable preferred stock are $5 million within one year, $108.8 million from one to five years, $91 million from five to 10 years and $88.3 million for over 10 years.

(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Proposed Merger
---------------

     The Company entered into an Agreement and Plan of Merger with Baltimore Gas and Electric Company (BGE) in September 1995. This Agreement provides for a strategic business combination in which each company will merge into Constellation Energy Corporation (Constellation Energy), a newly formed company, to create an integrated, non-holding company structure (the Merger). Each outstanding share of the Company's common stock will be converted into the right to receive .997 of a share of common stock of Constellation Energy and each outstanding share of BGE common stock will be converted into the right to receive one share of Constellation Energy's common stock. This transaction is expected to qualify as a tax-free exchange of shares for the holders of each company's common stock and as a pooling of interests for accounting purposes. Constellation Energy will serve a population of approximately 4.5 million with approximately 1.8 million electric customers and over 557,000 natural gas customers. Preliminary estimates indicate that savings from the combined utility systems will approximate $1.3 billion over 10 years following the Merger. These savings are net of costs to achieve, which are presently estimated to be approximately $150 million. Approximately two-thirds of the projected savings are expected to result from reduced labor costs, with the remaining savings split between nonfuel purchasing and corporate and administrative programs. The allocation of the net savings between customers and shareholders of Constellation Energy will be determined in regulatory proceedings. The applications for approval of the Merger, filed with the various regulatory commissions, set forth the proposed plans for Constellation Energy to share the benefits of the Merger with customers in the District of Columbia and Maryland. The proposal included: 1) a freeze on base electric rates until at least January 1, 2000, 2) a unique bill credit for all customers if Constellation Energy achieves certain financial targets, 3) an array of economic development incentives and 4) programs to address the energy needs of low-income customers.
The development of estimated savings resulting from the Merger was based upon assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company and BGE. Accordingly, while the Company believes that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that all such savings will be realized. If the Merger is not completed, a substantial portion of Merger related costs would be written off as a charge against the Company's results of operations. At September 30, 1997, the Company had deferred $47.8 million in costs related to the Merger.

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

     On May 1, 1997, the International Brotherhood of Electrical Workers (IBEW) Local 1900 filed an appeal of the Maryland Commission's decision with the Circuit Court of Baltimore County. In view of the Commission's conclusion that, under Maryland law, the IBEW's appeal divested it of authority to consider the Application for Rehearing, the joint applicants filed a motion requesting the Circuit Court to remand the case to the Commission. On July 8, 1997, the Circuit Court of Baltimore County decided to hold its ruling on the motion for remand until July 28, 1997 while the Maryland Commission corrected a computational error contained in its April 16, 1997 Order. On July 14, 1997, the Company's and BGE's Chief Executive Officers filed sworn affidavits in the Court stating that the Merger cannot proceed unless other aspects of the Commission's Order were modified. The affidavits stated that even if adjusted for the computational error, the original order does not provide an adequate financial basis upon which the companies could proceed to consummate the Merger. On July 28, 1997, the Circuit Court denied the motion for rehearing, accepted the Commission's correction of the rate reduction to $47.5 million and established a procedural schedule for consideration of the IBEW's appeal. By order dated October 27, 1997, the Court affirmed the Commission's order approving the Merger. On November 4, 1997, the Maryland Commission reclaimed jurisdiction over the Merger case and will consider the requests for reconsideration of its April 16, 1997 order. The Commission established December 3, 1997 as the date for any party to the case to file responses regarding these matters. Replies to these responses must be filed by December 13, 1997.

     On October 20, 1997, the District of Columbia Public Service Commission approved the proposed Merger, subject to several conditions. These conditions include an allocation of the first four years of the Commission's computation of the District's proportionate share of estimated net cost savings from the Merger of 75% to ratepayers and 25% to shareholders. The Commission increased the Company's and BGE's estimated net cost savings of the Merger from $1.3 billion over ten years to $1.8 billion. The 75% of the District's portion of estimated savings allocated to ratepayers, which totals $99.5 million, would be given in the form of a surcredit on customer bills of $94.5 million over the first four years following the Merger ($15.2 million in year one,


$24 million in year two, $26.5 million in year three and $28.8 million in year four) and $5 million, funded in the first year, devoted to economic development in the District of Columbia. These conditions represent significant differences from the proposals presented by the companies. Therefore, the Company and BGE will ask the Commission to reconsider its decision and allocate the appropriate net savings equally between customers and shareholders.

     The Company is unable to predict when a final decision will be reached by the Maryland or D.C. Public Service Commissions. The results of the final D.C. decision in combination with the final results of the Maryland proceeding will require further study in order to determine whether the Merger will still be beneficial to customers and shareholders. The Merger will not proceed unless the regulatory approvals conform to the fundamental requirement that shareholders have a reasonable opportunity to share in the expected benefits of the Merger.

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

     If the Merger Agreement is terminated by either the Company or BGE prior to March 31, 1998, due to a material breach by the other party, the breaching party must pay the non-breaching party, as liquidated damages, $10 million in cash in respect of out-of-pocket expenses. The Merger Agreement also requires payment of a termination fee of $75 million in cash, plus $10 million in cash in respect of out-of-pocket expenses, by one party to the other if the Merger Agreement is terminated prior to March 31, 1998, under certain circumstances including, if either the Company or BGE terminates the Merger Agreement after the Board of Directors of the other party withdraws or adversely modifies its recommendation of the transaction. The termination fees payable by the Company under these provisions and the aggregate amount which could be payable by the Company upon a required repurchase of an option (or shares of common stock issued pursuant to the exercise of the option) granted by the Company to BGE in connection with entry into the Merger Agreement may not exceed $125 million in the aggregate.

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

     An extension of the current 1993 Labor Agreement between the Company and Local 1900 of the IBEW was ratified by the Union members in December 1995. The 1995 Agreement extends the 1993 Agreement, which was due to expire on June 1, 1996, through May 31, 1998 or until the effective date of the Merger with BGE, whichever occurs first. This Agreement provides severance benefits, previously approved by the Company for exempt and non-bargaining unit employees, for all union members and provided for a lump-sum payment of 2% of base pay on January 5, 1996, a lump-sum payment of 1% of base pay on June 7, 1996, and a lump-sum payment of 3% of base pay on June 6, 1997.

     On March 31, 1997, the Company signed a contract to purchase land in downtown Washington, D.C. and is planning to build a $90 million regional headquarters for Constellation Energy, if the Merger is completed.

Environmental Contingencies
---------------------------

     On October 6, 1997, the Company received notice from the U.S. Environmental Protection Agency (EPA) that it, along with 68 other parties, may be a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) at the Butler Mine Tunnel Superfund site in Pittstown Township, Luzerne County, Pennsylvania. The site is a mine drainage tunnel with an outfall on the Susquehana River where oil waste was disposed via a borehole in the tunnel. The letter notifying the Company of its potential liability also contained a request for a reimbursement of approximately $.8 million for response costs incurred by EPA at the site. The letter requested that the Company submit a good faith proposal to conduct or finance the remedial action contained in a July 1996 Record of Decision (ROD). The EPA estimates the present cost of the remedial action to be $3.7 million. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

     As discussed in the June 30, 1997 Form 10-Q, the Company received notice in December 1995 from the EPA that it is a PRP with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from an agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

     As discussed in the June 30, 1997 Form 10-Q, the Company received notice from the EPA in October 1995 that it, along with several hundred other companies, may be a PRP in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. A group of PRPs allege, based on records they have collected, that the Company's share of liability at this site is .0042%. The EPA has also indicated that a de minimis settlement is likely to be appropriate for this site. While the outcome of negotiations and the ultimate liability with respect to this site cannot be predicted, the Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     As also discussed in the June 30, 1997 Form 10-Q, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA in October 1994, with respect to a site in Philadelphia, Pennsylvania. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a ROD by the EPA, including legal fees, are currently estimated to be $7.5 million. The Company has paid $.9 million as of September 30, 1997. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. In July 1995, the EPA announced its proposed remedial action plan for the site and indicated it will accept comments on the plan from any interested parties. The EPA's estimate of the costs associated with implementation of the plan is approximately $17 million. The Company cannot predict whether the EPA will include the plan in its ROD as proposed or make changes as a result of comments received. In addition, the Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

     As also discussed in the June 30, 1997 Form 10-Q, during 1993 the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property.


Initially, a total of approximately 448 individual plaintiffs added the Company to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 50 individual suits have been filed against the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. Through September 30, 1997, approximately 400 of the individual plaintiffs have dismissed their claims against the Company. No payments were made by the Company in connection with the dismissals. While the aggregate amount specified in the remaining suits would exceed $400 million, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the year in which a decision is rendered.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.


Other
-----

     The Company is currently evaluating its computer software and databases to determine the extent of modifications necessary to accommodate the year 2000. The Company's computer systems are generally based on two digits and will require additional programming to recognize the start of the new century. In July, 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that internal and external costs specifically associated with modifying internal-use computer software for the year 2000 should be charged to expense as incurred. The Company estimates the cost of future modifications, which are expected to be made over the next three years, to be in the range of $8 million to $20 million.

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 26) will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) and Forms S-8 (Numbers 33-
36798, 33-53685 and 33-54197), in the Joint Proxy Statement/ Prospectus constituting part of the Registration Statement on Form S-4 (Number 33-64799) of Constellation Energy Corporation and in the Prospectuses constituting parts of the Registration Statements on Forms S-3 (Numbers 333-24705 and 333-24855) of Constellation Energy Corporation filed under the Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at September 30, 1997 and 1996, and the related consolidated statements of earnings and retained income for the three, nine and twelve month periods then ended and the consolidated statements of cash flows for the nine and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
November 13, 1997

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

     On May 1, 1997, IBEW Local 1900 filed an appeal of the Maryland Commission's decision with the Circuit Court of Baltimore County. In view of the Commission's conclusion that, under Maryland law, the IBEW's appeal divested it of authority to consider the Application for Rehearing, the joint applicants filed a motion requesting the Circuit Court to remand the case to the Commission. On July 8, 1997, the Circuit Court of Baltimore County decided to hold its ruling on the motion for remand until July 28, 1997 while the Maryland Commission corrected a computational error contained in its April 16, 1997 Order. On July 14, 1997, the Company's and BGE's Chief Executive Officers filed sworn affidavits in the Court stating that the Merger cannot proceed unless other aspects of the Commission's Order were modified. The affidavits stated that even if adjusted for the computational error, the original order does not provide an adequate financial basis upon which the companies could proceed to consummate the Merger. On July 28, 1997, the Circuit Court denied the motion for rehearing, accepted the Commission's correction of the rate reduction to $47.5 million and established a procedural schedule for consideration of the IBEW's appeal. By order dated October 27, 1997, the Court affirmed the Commission's order approving the Merger. On November 4, 1997, the Maryland Commission reclaimed jurisdiction over the Merger case and will consider the requests for reconsideration of its April 16, 1997 order. The Commission established December 3, 1997 as the date for any party to the case to file responses regarding these matters. Replies to these responses must be filed by December 13, 1997.

     On October 20, 1997, the District of Columbia Public Service Commission approved the proposed Merger, subject to several conditions. These conditions include an allocation of the first four years of the Commission's computation of the District's proportionate share of estimated net cost savings from the Merger of 75% to ratepayers and 25% to shareholders. The Commission increased the Company's and BGE's estimated net cost savings of the Merger from $1.3 billion over ten years to $1.8 billion. The 75% of the District's portion of estimated savings allocated to ratepayers, which totals $99.5 million, would be given in the form of a surcredit on customer bills of $94.5 million over the first four years following the Merger ($15.2 million in year one, $24 million in year two, $26.5 million in year three and $28.8 million in year four) and $5 million, funded in the first year, devoted to economic development in the District of Columbia. These conditions represent significant differences from the proposals presented by the companies. Therefore, the Company and BGE will ask the Commission to reconsider its decision and allocate the appropriate net savings equally between customers and shareholders.

     The Company is unable to predict when a final decision will be reached by the Maryland or D.C. Public Service Commissions. The results of the final D.C. decision in combination with the final results of the Maryland proceeding will require further study in order to determine whether the Merger will still be beneficial to customers and shareholders. The Merger will not proceed unless the regulatory approvals conform to the fundamental requirement that shareholders have a reasonable opportunity to share in the expected benefits of the Merger.

     The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act was terminated on January 29, 1997. If the Merger is not completed by January 28, 1998, a new Hart-Scott-Rodino filing would be required. The Nuclear Regulatory Commission has approved the transfer of BGE's ownership interest in the operating licenses for the two generating units at the Calvert Cliffs Nuclear Power Plant to Constellation Energy at the effective time of the Merger. In addition, the Merger has been approved by the State Corporation Commission of Virginia and the Pennsylvania Public Utility Commission. If the Merger is not completed, a substantial portion of Merger related costs would be written off as a charge against the Company's results of operations. At September 30, 1997, the Company has deferred $47.8 million in costs related to the Merger.

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for additional information.

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE

     Total revenue decreased for the three, nine and twelve months ended September 30, 1997, as compared to the corresponding periods in 1996. Revenue from the sale of electricity in the three months ended September 30, 1997, compared to the corresponding period in 1996, was relatively unchanged, although sales increased 3.3%. As measured in cooling degree hours, although weather in the third quarter of 1997 was 13% hotter than in 1996, it was, nevertheless, 22% cooler than the 20-year average. The decreases in revenue from the sale of electricity for the nine and twelve months ended September 30, 1997, were primarily due to decreases in kilowatt-hour sales of 1.6% and 1.9% from the corresponding periods ended September 30, 1996. The declines in sales reflect mild weather in the fourth quarter of 1996 as well as throughout the first half of 1997. The weather in the fourth quarter of 1995 as well as the first and second quarters of 1996 was more severe than average.

     Revenue from the sale of electricity also reflects the effects of the Maryland Demand Side Management (DSM) surcharge tariff. Effective June 6, 1997, the surcharge tariff rate was lowered, which will reduce annual revenue by approximately $17 million, reflecting the Company's efforts to narrow conservation program offerings and limit conservation spending. In the second quarter of 1997, the Company recorded a $1.6 million bonus, which was awarded for exceeding 1996 energy saving goals under the conservation incentive provision of the tariff. In the third quarter of 1996, the Company recorded an $8.9 million bonus, which was awarded for exceeding 1995 energy saving goals.

     Interchange deliveries decreased for the three, nine and twelve months ended September 30, 1997. These decreases principally reflect changes in the levels of activity in purchase-for-resale agreements under the Company's wholesale power sales tariff. Beginning in January 1997 through March 1997, and pursuant to FERC's Order No. 888, the Company implemented an open access transmission tariff (OATT) and terminated the purchase-for-resale agreements. On April 1, 1997, the Pennsylvania-New Jersey-Maryland Interconnection Association
(PJM) implemented an OATT on behalf of its transmission owners, replacing the Company's OATT. Under these tariffs, the Company has received revenue from service agreements, classified as "Other electric revenue", totaling $.6 million in the three months ended and $2 million in the nine and twelve months ended September 30, 1997, respectively. In addition, interchange deliveries include revenue from bilateral energy transactions and the sale of short-term generating capacity, which totaled approximately $1.6 million, $8.3 million and $8.9 million for the three, nine and twelve months ended September 30, 1997, respectively. The benefits derived from interchange deliveries, capacity sales in the District of Columbia and revenue under the open access transmission tariff are passed through to the Company's customers through a fuel adjustment clause.


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

See Part II, Item 5, Base Rate Proceedings, for additional information.

OPERATING EXPENSES

     Fuel and purchased energy decreased for the three, nine and twelve months ended September 30, 1997, as compared to the corresponding periods ended September 30, 1996. Fuel expense for the three month period ended September 30, 1997, remained relatively unchanged as compared to the corresponding period in 1996. Fuel expense decreased for the nine and twelve months ended September 30, 1997, as compared to the corresponding periods in 1996, primarily due to decreases of 3% and 8.2%, respectively, in net generation; partially offset by increases in the system average fuel cost. The decrease in purchased energy for the three, nine and twelve months ended September 30, 1997, reflects changes in levels and prices of energy purchased from PJM and other utilities and power marketers, primarily the purchases related to the power sales tariff interchange transactions.

     The unit fuel costs for the comparative periods ended
September 30, were as follows:

                          Three          Nine          Twelve
                      Months Ended   Months Ended   Months Ended
                      September 30,  September 30,  September 30,
                      -------------  -------------  -------------
                      1997    1996   1997    1996   1997    1996
                      -----   -----  -----   -----  -----   -----
System Average
  Fuel Cost per MBTU  $1.81   $1.82  $1.84   $1.81  $1.82   $1.79


     System average unit fuel cost remained relatively unchanged for the three months ended September 30, 1997 as compared to the corresponding period in 1996. System average unit fuel cost increased for the nine and twelve months ended September 30, 1997, as compared to the corresponding periods in 1996, due to an increase in the cost of coal, partially offset by a decrease in the usage of higher-cost residual oil.


     For the twelve month periods ended September 30, 1997 and 1996, the Company obtained 90% and 89%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Capacity purchase payments increased for the three, nine and twelve months ended September 30, 1997, as compared to the corresponding periods in 1996. These increases reflect capacity payments made under the Panda contract, which commenced January 1, 1997; partially offset by a slight decrease in fixed operating and maintenance expense associated with the capacity agreements with Ohio Edison and Allegheny Power System (APS).

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to increases in depreciation and amortization expense associated with additional investment in property and plant. Operating expenses other than fuel, purchased energy and capacity purchase payments decreased for the nine and twelve months ended September 30, 1997, as compared to the corresponding periods in 1996, due to a decline in other operation expenses resulting from lower labor and benefits costs, and decreased income taxes due to lower taxable income; partially offset by increased depreciation and amortization expense primarily due to additional investment in property and plant.

     The Company is currently evaluating its computer software and databases to determine the extent of modifications necessary to accommodate the year 2000. The Company's computer systems are generally based on two digits and will require additional programming to recognize the start of the new century. In July, 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that internal and external costs specifically associated with modifying internal-use computer software for the year 2000 should be charged to expense as incurred. The Company estimates the cost of future modifications, which are expected to be made over the next three years, to be in the range of $8 million to $20 million.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.4 billion at September 30, 1997, an increase of $125.4 million from the investment at December 31, 1996, and an increase of $179 million from the investment at September 30, 1996. Cash invested in property and plant construction, excluding AFUDC and CCRF, amounted to $140.2 million for the nine months ended September 30, 1997, and $191.3 million for the twelve months then ended.


     At September 30, 1997, the Company's capital structure, excluding short-term debt, long-term debt and serial preferred stock redemption due within one year, and nonutility subsidiary debt, consisted of 43.9% long-term debt, 3.2% serial preferred stock, 3.5% redeemable serial preferred stock and 49.4% common equity.

     Cash from utility operations, after dividends, was $157.6 million for the nine months ended September 30, 1997, and $248.8 million for the twelve months then ended as compared with $132.6 million and $103.1 million, respectively, for the corresponding periods ended September 30, 1996.

     In August 1997, the Company filed for a 9.5% decrease in the Maryland fuel rate. The proposed Fuel Billing Rate also includes an adjustment for a deferred fuel amortization credit which is designed to refund, over a twelve month period, approximately $20.7 million of over recovered fuel costs.

     Outstanding utility short-term debt totaled $277.1 million at September 30, 1997, an increase of $145.7 million from the $131.4 million outstanding at December 31, 1996, and an increase of $22.6 million from the $254.5 million outstanding at September 30, 1996. See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization, for additional information.

NEW ACCOUNTING STANDARDS
------------------------

     See the discussion included in Note (1) of the Notes to Consolidated Financial Statements, Summary of Significant
Accounting Policies.

NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     PCI's earnings for the three, nine and twelve months ended September 30, 1997 were $.9 million ($.01 per share), $15.8 million ($.13 per share) and $16.3 million ($.14 per share), respectively, compared with $4.9 million ($.04 per share), $16.4 million ($.14 per share) and $16 million ($.13 per share) for the same periods ended September 30, 1996. Net earnings for the three months ended September 30, 1997 decreased from the corresponding period in the prior year primarily due to a third quarter 1996 reversal of previously accrued deferred income taxes of $1.8 million related to joint venture activity and a third quarter 1997 $2 million pretax charge ($1.3 million after tax) resulting from the sale of the last L-1011 aircraft and spare L-1011 engines. With this sale, PCI eliminated the balance in assets held for disposal as of September 30, 1997. Rental income from operating leases also decreased for the three months ended September 30, 1997. As a result of joint venture operations for the nine months ended September 30, 1997, PCI's obligation for previously accrued deferred income taxes was reduced, resulting in after-tax earnings of $7.4 million after the provision for transaction costs. Results for the nine months ended September 30, 1997, also include capital gains totaling $4.5 million, net of tax, related primarily to tender offers accepted by PCI which reduced the cost basis of its preferred stock portfolio by $117.6 million. Proceeds were used to pay down debt which resulted in a decrease in interest expense. Purchases of preferred stock during the nine months ended September 30, 1997, totaled $35.1 million. The cost basis of the marketable securities portfolio at September 30, 1997, was $293.1 million and market value was $303.9 million.

     On July 31, 1997, an aircraft owned by PCI and on long-term leveraged lease to Federal Express Corporation crash-landed at Newark International Airport. Based on information provided by Federal Express, no loss of life or serious injury resulted from the accident; however, the aircraft was a total loss. The aircraft was insured and PCI fully recovered its $28.5 million investment.

     On August 6, 1997, PCI announced an agreement with RCN Telecom Services, Inc. (RCN) of Princeton, New Jersey to form a joint venture that will provide Washington, D.C. area residents and businesses a package of local and long distance telephone, cable television, Internet and other telecommunications services from a single source. PCI and RCN each intend to invest up to $150 million over a three-year period in order to serve customers over an advanced fiber optic network. The joint venture will be equally owned and managed by PCI and RCN. This agreement is subject to the satisfaction of a number of conditions, including the execution of mutually satisfactory definitive agreements. No assurances can be given that the transaction will be consummated.

     For the three, nine and twelve months ended September 30, 1997, PCI generated income primarily from its leasing activities and securities investments. Income from leasing activities, which includes rental income, gains on asset sales, interest income and fees totaled $21.3 million, $57.1 million and $78.4 million for the three, nine and twelve months ended September 30, 1997, respectively, compared to $23.3 million, $70.3 million and $99.8 million for the corresponding periods in 1996. The decreases for all three periods ending September 30, 1997, compared to the corresponding periods in 1996, were primarily due to sales of aircraft equipment. PCI's marketable securities portfolio contributed pretax income of $5.8 million, $23.6 million and $31.8 million for the three, nine and twelve months ended September 30, 1997, respectively, compared to $8 million, $25.5 million and $34.1 million for the corresponding periods in


1996. The decreases in income from marketable securities for all three periods were primarily due to decreases in dividend income as a result of a reduction in the preferred stock portfolio. Income from marketable securities also included net realized gains of $.7 million, $6.9 million and $8.1 million for the three, nine and twelve months ended September 30, 1997, compared to $.7 million, $2.5 million and $2.6 million for the three, nine and twelve months ended September 30, 1996, respectively.

     Other income increased by $.7 million, $31 million and $35.9 million for the three, nine and twelve months ended September 30, 1997, respectively, compared to the corresponding periods in 1996. The increase in other income for the nine and twelve months ended September 30, 1997 over the corresponding periods ended September 30, 1996, was primarily the result of revenue earned from investments made by Pepco Enterprises, Inc. (PEI), a wholly owned subsidiary, which the Company contributed to PCI in the second quarter of 1996. PEI has business interests that include telecommunications, liquefied natural gas storage facilities, underground cable construction and maintenance services and an energy management services company. Other income for the three, nine and twelve months ended September 30, 1997, includes $3.8 million, $13.1 million and $15.8 million, respectively, in revenue from these new business activities. In addition to the favorable impact from PEI revenue, the increase in other income for the nine and twelve month periods in 1997 over the same periods in 1996 is primarily the result of the first quarter 1996 writedowns of PCI's investments in solar electric generating systems (SEGS), real estate and oil and natural gas. Included in the twelve months ended September 30, 1997 results is a $8.8 million pretax gain ($6.7 million after-tax) related to the sale of PCI's $2.8 million (20%) interest in a Florida-based technology company during the fourth quarter of 1996.

     Expenses before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $35.4 million, $109.9 million and $143.7 million for the three, nine and twelve months ended September 30, 1997, respectively, compared to $36 million, $118.9 million and $157.4 million for the corresponding periods in 1996. The decrease in expenses before income taxes for the three, nine and twelve months ended September 30, 1997, compared to the corresponding periods in 1996 was primarily due to the $12.3 million pretax first quarter 1996 writedown of assets held for disposal and to lower interest expense resulting from less debt outstanding as proceeds from sales of marketable securities and aircraft have been used to pay down debt. The decrease was partially offset by operating expenses of PEI of $2.9 million, $8.6 million and $10 million for the three, nine and twelve months ended September 30, 1997, respectively.

     PCI had income tax credits of $3.4 million, $24.3 million and $29.1 million for the three, nine and twelve months ended September 30, 1997, respectively, and $4.5 million, $49.8 million and $54.6 million for the corresponding periods in 1996. The decreases in income tax credits for the three, nine and twelve months ended September 30, 1997, compared to the corresponding periods in 1996, were primarily due to deferred tax reversals of zero, $10.1 million and $10.1 million, respectively, during the three, nine and twelve months ended September 30, 1997, compared to $2.1 million, $30.8 million and $30.8 million, respectively, during the corresponding periods in 1996.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     A $303.9 million securities portfolio at September 30, 1997, consisting primarily of investment grade preferred stocks, provides PCI with liquidity and investment flexibility. During the nine months ended September 30, 1997, PCI reduced the cost basis of its marketable securities portfolio by $82.5 million primarily as the result of calls and acceptance of tender offers (approximately $117.6 million) offset by purchases of $35.1 million. PCI's fixed rate portfolio is sensitive to fluctuations in interest rates. The reduced size of the preferred stock portfolio lessens the impact of future fluctuations in interest rates, while still maintaining a substantial portfolio for liquidity purposes. The proceeds from the securities activity during the first nine months were used to pay down short-term debt and acquire short-term investments. During the first quarter of 1997, PCI received $25.8 million in cash proceeds from the sale of notes receivable from World Airways and recorded an after-tax charge to earnings of $.4 million. PCI also received $15.7 million in cash proceeds during the second quarter of 1997 for the early redemption of a note receivable related to a 1996 sale of an aircraft engine leasing subsidiary. During the third quarter of 1997 PCI received $12.9 million for the sale of notes receivable from Continental Airlines and recorded an after-tax gain of $.9 million. The sale and early redemption of the notes further reduce PCI's exposure to the ongoing credit risk associated with the airline industry as well as the inherent uncertainty regarding the future value of the aircraft which secured the repayment of the notes.

     PCI had short-term debt outstanding of $9.2 million at September 30, 1997, compared to the $51.7 million outstanding at December 31, 1996, and the $181.3 million outstanding at September 30, 1996. During the three, nine and twelve months ended September 30, 1997, debt repayments totaled $89.5 million, $173.1 million and $176.8 million, respectively. At September 30, 1997, PCI had $196.3 million available under its Medium-Term Note Program and $400 million of unused bank credit lines.


Part II   OTHER INFORMATION
-------   -----------------
Item 1    LEGAL PROCEEDINGS
------    -----------------

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for information on various legal proceedings.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

(a)  Annual meeting of shareholders held October 23, 1997.

(b)  (1)  Directors who were elected at the annual meeting:

          For Term Expiring in 2000:

          Richard E. Marriott        Votes cast for:  100,412,575
                                     Votes withheld:    3,272,650

          David O. Maxwell           Votes cast for:  100,639,616
                                     Votes withheld:    3,045,609

          Floretta D. McKenzie       Votes cast for:  100,162,430
                                     Votes withheld:    3,522,795

          Edward F. Mitchell         Votes cast for:  100,668,501
                                     Votes withheld:    3,016,724

     (2) Directors whose terms of office continued after the annual meeting:

              Roger R. Blunt, Sr.         Ann D. McLaughlin
              A. James Clark              Peter F. O'Malley
              H. Lowell Davis             Louis A. Simpson
              John M. Derrick, Jr.        A. Thomas Young

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



          "The great majority of New York Stock Exchange listed corporations elect all their directors each year."

          "This insures that ALL directors will be more accountable to ALL shareholders each year and to a certain extent prevents the self-perpetuation of the Board."

          "Last year the owners of 15,254,044 shares, representing 21.3% of shares voting, voted FOR this proposal."

     The shareholder proposal was defeated. There were 55,285,808 votes cast against the proposal, 28,159,771 votes cast in support of the proposal, 3,698,560 votes abstaining and 16,541,086 broker nonvotes.

Item 5   OTHER INFORMATION
------   -----------------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     At the Annual Meeting of Directors held on October 23, 1997, the Board of Directors elected John M. Derrick, Jr., President and Chief Executive Officer. Mr. Derrick succeeds Edward F. Mitchell as Chief Executive Officer. Mr. Mitchell remains as Chairman of the Board.

OTHER FINANCING ARRANGEMENTS - Credit Agreements
------------------------------------------------

     The Company and PCI satisfy their short-term financing requirements through the sale of commercial promissory notes. The Company and PCI maintain minimum 100 percent lines of credit back-up, in the amounts of $285 million and $400 million, respectively, for their outstanding commercial promissory notes. These lines of credit were unused during 1997 and 1996.

BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     On August 20, 1997, the Company filed an application requesting an increase of $64.5 million, or 6.9%, in annual base rate revenues in Maryland based upon a twelve months ended June 30, 1997 test period, a return on rate base of 9.52% and a return on common stock equity of 12.5%. In addition, the Company requested that $31.3 million of the total annual increase be added to current rates immediately through a temporary surcharge.


This would allow the Company to begin to recover costs being incurred since January 1997, in connection with a 25-year, 230-megawatt capacity purchase agreement with Panda-Brandywine, L.P. (Panda) previously approved by the Commission. In September 1997, the Commission suspended the Company's request for the temporary surcharge for a period of not more than 150 days. Capacity payments to Panda are estimated to total approximately $21 million in 1997, of which the Maryland portion is approximately $11 million. The requested base rates are based upon the current costs of providing service to Maryland customers and include recovery of costs associated with capacity purchase contracts, increases in taxes, and recovery of other cost of service items previously approved by the Maryland Commission. On November 7, 1997, the Company along with the Maryland People's Counsel, the Maryland Commission Staff, and several intervenors filed a joint motion with the Commission seeking approval of a settlement with respect to the Company's application to increase annual base rate revenues. The settlement agreement provides for a $24 million permanent increase in base rate revenues, effective no sooner than with bills rendered on and after November 30, 1997. Of the $24 million in increased base rates, approximately $12 million will replace CCRF accrued on Clean Air Act expenditures. The Company agreed to withdraw its request to implement a purchased capacity adjustment charge but can renew its request as part of a new application to increase base rates. In connection with the settlement agreement, no determination was made with respect to rate of return for purposes of setting rates; however, a rate of return of 9% will be used by the Company, beginning in December 1997, for purposes of computing AFUDC and CCRF. The Company is unable to predict when or if the settlement will be approved by the Commission.

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

     See Part I, Item I, Notes to Consolidated Financial
Statements, (6) Commitments and Contingencies, for additional information.


District of Columbia
--------------------

     In Formal Case No. 939, the District of Columbia Public Service Commission, in June 1995, authorized a $27.9 million, or 3.8%, increase in base rate revenue effective July 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective DSM programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual DSM program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a CCRF computed at the authorized rate of return. The initial rate, which reflects actual costs expended from July 1993 through December 1994, resulted in additional annual revenue of approximately $15 million. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through a surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years. In June 1996 and June 1997, the Company filed Applications for Authority with the Commission to revise its ECRR. The latest proposed rate seeks recovery of actual costs expended during 1995 and 1996, and is expected to increase annual revenue by approximately $9 million. No action has been taken by the Commission on the revised ECRR. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Remaining allowable expenditures under the spending cap totaled $11.2 million at September 30, 1997. Pre-July 1993 DSM costs receive base rate treatment.

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

Federal - Interchange and Purchased Energy
------------------------------------------

     The Company participates in wholesale capacity, energy and transmission purchases and sales transactions, the savings from which are passed along to customers. In compliance with FERC Order No. 888, the Company provided transmission service with its open access tariff from January 1, 1997 until April 1, 1997. On February 28, 1997, the FERC ordered the PJM member companies to implement a poolwide open access transmission tariff based on a proposal made by PJM Supporting Companies in December 1996.
Since April 1, 1997, all transmission service in PJM has been administered by the PJM Office of the Interconnection. Revenue from Company transmission sales during January through March 1997 totaled approximately $1.4 million, and the Company's share of PJM transmission sales since April 1997 totaled approximately $.6 million.

     The Company's generating and transmission facilities are interconnected with those of other transmission owners in the PJM power pool and other utilities. Historically, the pricing of most PJM-dispatched internal economy energy transactions was based upon "split savings" whereby such energy was priced halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy. On April 1, 1997, PJM members implemented an interim restructuring plan which provides for poolwide transmission service under a pool tariff and a bid-price based energy market whereby all energy that clears through the market is priced at the margin. In the initial phase of this plan, bids are being based on cost. Bilateral transactions are also permitted. The restructured PJM is now a Limited Liability Corporation governed by an independent board of directors with membership open to eligible entities.

     In addition to interchange with PJM, the Company is actively participating in the emerging bilateral energy sales marketplace. The Company's wholesale power sales tariff allows both sales from Company-owned generation and sales of energy purchased by the Company from other market participants. Over 40 utilities and marketers have executed service agreements allowing them to arrange purchases under this tariff. The Company has also executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. These agreements greatly expand the opportunities for economic transactions. The Company's Power Sales Tariff also allows for the sale of generating capacity on a short-term basis. The Company sold capacity to PECO Energy (PECO) in the amount of 150 megawatts during January 1997 and 100 megawatts per month for the period of February through May 1997. In addition, the Company has signed agreements to sell capacity to Delmarva Power & Light Co. in the amount of 100 megawatts per month for the period June 1, 1997, through May 31, 1998; and to GPU Energy in the amount of 130 megawatts per month for the period August 1, 1997, through December 31, 1997. The Company has also signed an agreement, dated October 2, 1997, to sell 35 megawatts of capacity to Northeast Utilities Service Company (NUSCO) during the period November 1, 1997 through December 31, 1998. Revenue from capacity and energy transactions totaled approximately $1.6 million, $8.3 million and $8.9 million for the three, nine and twelve months ended September 30, 1997, respectively, and are included as components of interchange deliveries.

     The Company continues to purchase energy from Ohio Edison under the Company's 1987 long-term capacity purchase agreements with Ohio Edison and APS, and from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement for a 32-megawatt Montgomery County Resource Recovery Facility. Pursuant to the Company's long-term capacity purchase agreements with Ohio Edison and APS, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005.
Capacity payments for the Montgomery County Resource Recovery facility are not expected to commence until after the year 2000. In August 1996, the Company began purchasing energy from the Panda facility, pursuant to a 25-year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. The Panda facility achieved full commercial operation in October 1996. Capacity payments under this agreement commenced in January 1997. The capacity expense under these agreements, including an allocation of a portion of Ohio Edison's fixed operating and maintenance costs, was $34 million and $104 million for the three and nine months ended September 30, 1997, and is estimated at $141 million for 1997. Commitments under these agreements are estimated at $143 million for 1998, $204 million for 1999, $203 million for 2000, $212 million for 2001 and $214 million for 2002.

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


     On February 28, 1997, the FERC ruled on areas of disagreement between the PJM members and ordered that PJM implement an open access transmission tariff and a bid-based energy market. A new PJM Operating Agreement was filed on March 31, 1997, superseding the original PJM Agreement. This Agreement opens PJM's membership to eligible entities. PJM formed a Limited Liability Corporation on March 31, 1997, and the members have elected an independent board of directors to govern the PJM Interconnection Office. The PJM members subsequently moved the implementation date to April 1, 1997. In early June 1997, the Supporting Companies and PECO each filed with the FERC separate proposals for the development of an Independent System Operator. The FERC has yet to rule on the proposals.

     PJM has many years of experience in providing economically efficient transmission and generation services throughout the mid-Atlantic region, and has achieved for its members, including the Company, significant cost savings through shared generating reserves and integrated operations. The PJM members are working to transform today's coordinated cost-based pool dispatch into a priced-based regional energy market operating under a standard of transmission service comparability. Benefits and/or costs derived from transactions for transmission service under the open access transmission tariff are passed through to the Company's customers through fuel adjustment clauses and as such, will not have a material effect on the operating results of the Company.

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

     On May 30, 1997, the Commission Staff issued its report, recommending that all Maryland customers be given a choice of electricity suppliers beginning April, 2001. The Staff recommends a three step process for implementing customer choice. Starting in April 1998, all investor-owned utilities in Maryland would begin sending customers bills that itemize the costs of specific services such as generation, transmission and delivery of electricity. Next, up to 20 percent of the utilities' customers would be offered the option of enrolling in one of two prototype customer choice programs starting at the end of 1998 and 1999, respectively. Lastly, all customers of Maryland investor-owned utilities would have the option to choose their supplier of electricity, with service beginning April 2, 2001. Under the plan, one of the choices available to customers would be a regulated power supplier. For now, existing utilities would continue to provide customers with electricity delivery services as well as distribution-related services such as billing and metering, at prices regulated by the Maryland Commission.
Further unbundling would be considered later. The Staff also recommended that utilities be permitted to recover prudently incurred stranded costs. In comments provided to the Commission on the Staff report, the Company reaffirmed its full support for customer choice for Maryland electric customers and provided key principles that should be used as guidelines for the effective introduction of electric customer choice. The principles include the concept that Maryland companies should not be put at a competitive disadvantage by customer choice, that competition should not be regulated, and that the benefits of customer choice should not be oversold. At the conclusion of legislative hearings underway, certain actions must be taken by the Maryland legislature and the Public Service Commission before any changes can take effect.


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

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales increased 3.3% for the three months ended September 30, 1997, and decreased 1.6% and 1.9%, for the nine and twelve months ended September 30, 1997, respectively, as compared to sales for the corresponding periods in 1996. As measured in cooling degree hours, although weather in the third quarter of 1997 was 13% hotter than in 1996, it was, nevertheless, 22% cooler than the 20-year average. The declines in sales for the nine and twelve month periods ended September 30, 1997, reflect mild weather in the fourth quarter of 1996 as well as throughout the first half of 1997. The weather in the fourth quarter of 1995 as well as the first and second quarters of 1996 was more severe than average. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

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

     In Maryland, the Company invested approximately $5.4 million, $18.2 million and $24.1 million in DSM programs for the three, nine and twelve months ended September 30, 1997, respectively. The Company recovers the costs of Maryland DSM programs through a base rate surcharge which amortizes costs over a five-year period and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. In addition, when the Company's performance exceeds its annual goals, the Company earns a performance bonus. The Company was awarded a bonus of $1.6 million in 1997, based on 1996 performance, which followed a bonus of $8.9 million in 1996, based on 1995 performance. As expected, the performance bonus in 1997 was significantly lower than amounts awarded in prior years, reflecting reduced DSM program expenditures. Investment in District of Columbia DSM programs totaled approximately $1.6 million, $3.7 million and $6.8 million for the three, nine and twelve months ended September 30, 1997, respectively. These DSM costs are amortized over ten years with an accrued return on unamortized costs.

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

     The Company has been purchasing energy from a 32-megawatt municipally financed resource recovery facility in Montgomery County, Maryland, which began commercial operation in August 1995. Capacity payment obligations associated with this facility are expected to commence after the year 2000. In addition, the Company has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. The Panda facility achieved full commercial operation in October 1996. The Company projects that existing contracts for nonutility generation and the Company's commitment to conservation will provide adequate reserve margins to meet customers' needs well beyond the year 2000. In 1995, the Maryland Public Service Commission issued an order that requires electric utilities to competitively procure future capacity resources. The Company believes that completion of the first combined-cycle unit at its Station H facility in Dickerson, Maryland, currently scheduled for 2004, is likely to be the most cost-effective alternative for the next increment of capacity. This will add a steam cycle to the two existing combustion turbine units.


SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned nonutility subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 to provide a vehicle to conduct the Company's ongoing nonutility businesses. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $303.9 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $225.6 million, $196.3 million and $189.1 million, at September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

     On August 6, 1997, PCI announced an agreement with RCN Telecom Services, Inc. (RCN) of Princeton, New Jersey to form a joint venture to provide a package of local and long-distance telephone, cable television, Internet and other telecommunications services to Washington, D.C. area residents and businesses. PCI and RCN each intend to invest up to $150 million over a three-year period to provide these services over an advanced fiber optic network.

     See Item 2, Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition, for additional information.



Consolidated Statements of Earnings:
-----------------------------------



                                         Three                     Nine                      Twelve
                                      Months Ended              Months Ended              Months Ended
                                      September 30,             September 30,             September 30,
                                 ---------------------     ---------------------     ---------------------
                                   1997         1996         1997         1996         1997         1996
                                 --------     --------     --------     --------     --------     --------

                                                            (Thousands of Dollars)
Income
  Leasing activities             $ 21,305     $ 23,256     $ 57,066     $ 70,311     $ 78,416     $ 99,839
  Marketable securities             5,751        7,991       23,625       25,515       31,800       34,096
  Other                             5,842        5,159       20,679      (10,324)      20,618      (15,238)
                                 --------     --------     --------     --------     --------     --------
                                   32,898       36,406      101,370       85,502      130,834      118,697
                                 --------     --------     --------     --------     --------     --------

Expenses
  Interest                         16,482       20,608       53,031       63,581       72,892       87,510
  Administrative and general        3,536        4,395       12,246       13,435       14,340       16,093
  Depreciation and
    operating                      13,357       10,986       42,581       29,562       54,001       41,429
  Loss on assets held for disposal  2,022            -        2,022       12,320        2,446       12,320
  Income tax credit                (3,374)      (4,469)     (24,291)     (49,797)     (29,119)     (54,612)
                                 --------     --------     --------     --------     --------     --------
                                   32,023       31,520       85,589       69,101      114,560      102,740
                                 --------     --------     --------     --------     --------     --------
Net earnings from
  nonutility subsidiary          $    875     $  4,886     $ 15,781     $ 16,401     $ 16,274     $ 15,957
                                 ========     ========     ========     ========     ========     ========

Per share contribution
  to earnings of the
  Company                           $ .01        $ .04        $ .13        $ .14        $ .14        $ .13
                                    =====        =====        =====        =====        =====        =====



STATISTICAL DATA
----------------

                                             Three Months Ended                  Twelve Months Ended
                                                September 30,                       September 30,
                                      ---------------------------------    -------------------------------------
                                        1997       1996        % Change       1997         1996         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $185,274   $182,285          1.6     $  527,885   $  549,110         (3.9)
    General Service                    370,409    373,327         (0.8)     1,065,271    1,080,575         (1.4)
    Large Power Service <F1>            11,822     11,784          0.3         35,452       35,940         (1.4)
    Street Lighting                      3,055      2,998          1.9         12,700       12,402          2.4
    Rapid Transit                        8,444      8,605         (1.9)        28,529       28,939         (1.4)
    Wholesale                           36,617     33,241         10.2        122,284      122,376         (0.1)
                                      --------   --------                  ----------   ----------
      System                          $615,621   $612,240          0.6     $1,792,121   $1,829,342         (2.0)
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,872      1,782          5.1          6,583        6,897         (4.6)
    General Service                      4,322      4,237          2.0         15,184       15,319         (0.9)
    Large Power Service <F1>               198        176         12.5            697          696          0.1
    Street Lighting                         37         36          2.8            165          164          0.6
    Rapid Transit                          113        114         (0.9)           408          416         (1.9)
    Wholesale                              674        639          5.5          2,539        2,574         (1.4)
                                      --------   --------                  ----------   ----------
      System                             7,216      6,984          3.3         25,576       26,066         (1.9)
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               8.53       8.77         (2.7)          7.01         7.02         (0.1)
    -----------------------

  System Peak Demand <F2>
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,689        5,288
    Winter                                   -          -                       4,632        4,831

  Net Generation
  --------------
  (Millions of KWH)                      5,469      4,860                      17,614       19,197

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                88         86                          90           89
    Oil (%)                                  5          7                           5            8
    Gas (%)                                  7          7                           5            3

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.81      $1.82                       $1.82        $1.79

  Weather Data
  ------------
    Heating Degree Days                     14          9                       3,876        4,570
    20 Year Average                         21                                  4,036
    Cooling Degree Hours                 6,526      5,773                       8,542        9,509
    20 Year Average                      8,331                                 11,117

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature
     (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).


<F1> Large Power Service customers are served at a voltage of 66KV or higher.
<F2> At September 30, 1997, the generation capability, including capacity purchase contracts, was 6,576 MW.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION
------------------------------------------------------------

     The following unaudited pro forma condensed information combines the historical consolidated balance sheets and statements of income of Potomac Electric Power Company and Baltimore Gas and Electric Company, including their respective subsidiaries, after giving effect to the proposed Merger of the two companies into Constellation Energy Corporation. As previously disclosed, the Merger is expected to close as soon as all necessary regulatory approvals, on terms satisfactory to PEPCO and BGE, are obtained. As of the date of this filing, the Merger has not closed. The unaudited pro forma combined condensed balance sheet at September 30, 1997, gives effect to the Merger as if it had occurred at September 30, 1997. The unaudited pro forma combined condensed statement of income for the nine months ended September 30, 1997, gives effect to the Merger as if it had occurred at January 1, 1997. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. Constellation Energy Corporation was formed September 22, 1995, and has no assets or operations. Therefore, Constellation Energy Corporation has no financial statements and, in turn, there has been no audit of such statements.

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

     The following unaudited pro forma combined condensed financial information of Constellation Energy Corporation is set forth below:

     Balance Sheet as of September 30, 1997
     Income Statement for the Nine Months Ended September 30,
        1997
     Notes to Unaudited Pro Forma Combined Condensed Financial
        Statements

     The following PEPCO financial information is also set forth below:

     Reclassifying Balance Sheet as of September 30, 1997
     Reclassifying Income Statement for the Nine Months Ended
        September 30, 1997


Other Information
-----------------

     Both PEPCO and BGE file annual and quarterly reports with the Securities and Exchange Commission (SEC). These are available at the SEC's public reference rooms in Washington, D.C.
and New York, New York (call 1-800-SEC-0330 for more information); and at the SEC's web site at http://www.sec.gov.














                                       CONSTELLATION ENERGY CORPORATION
                             UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                                SEPTEMBER 30, 1997
                                                  (IN THOUSANDS)
                             ----------------------------------------------------

                                                                  PEPCO
                                                BGE         (As Reclassified)    Pro Forma      Pro Forma
                                            (As Reported)      (See Note 1)     Adjustments     Combined
                                            --------------  -----------------  -------------  -------------
ASSETS
Current Assets
  Cash and Cash Equivalents                 $     189,758   $         13,003   $          -   $    202,761
  Accounts Receivable - net                       398,014            311,370              -        709,384
  Materials and Supplies                          166,516            129,627              -        296,143
  Prepayments and Other                           326,059             45,471              -        371,530
                                            -------------   ----------------   ------------   ------------
    Total Current Assets                        1,080,347            499,471              -      1,579,818
                                            -------------   ----------------   ------------   ------------

Investments and Other Assets
  Notes Receivable                                      -             23,438              -         23,438
  Real Estate Projects                            443,922             72,956              -        516,878
  Power Generation Systems                        421,762                979              -        422,741
  Financial Instruments                           130,235                  -              -        130,235
  Marketable Securities                            27,752            303,905              -        331,657
  Investment in Finance Leases                     28,870            460,021              -        488,891
  Operating Lease Equipment - net                       -            170,747              -        170,747
  Other Investments                               433,309            108,646              -        541,955
                                            -------------   ----------------   ------------   ------------
    Total Investments and Other Assets          1,485,850          1,140,692              -      2,626,542
                                            -------------   ----------------   ------------   ------------

Utility Plant
  Plant in Service
    Electric                                    6,698,259          6,335,130              -     13,033,389
    Gas                                           832,002                  -              -        832,002
    Common                                        546,101                  -              -        546,101
                                            -------------   ----------------   ------------   ------------
    Total Plant in Service                      8,076,362          6,335,130              -     14,411,492
  Accumulated Depreciation                     (2,773,956)        (1,999,638)             -     (4,773,594)
                                            -------------   ----------------   ------------   ------------
  Net Plant in Service                          5,302,406          4,335,492              -      9,637,898
  Construction Work in Progress                   165,845             84,901              -        250,746
  Nuclear Fuel - net                              140,261                  -              -        140,261
  Other Plant - net                                25,470             26,222              -         51,692
                                            -------------   ----------------   ------------   ------------
    Net Utility Plant                           5,633,982          4,446,615              -     10,080,597
                                            -------------   ----------------   ------------   ------------

Deferred Charges
  Regulatory Assets                               474,598            461,337              -        935,935
  Other                                           106,823            207,824              -        314,647
                                            -------------   ----------------   ------------   ------------
    Total Deferred Charges                        581,421            669,161              -      1,250,582
                                            -------------   ----------------   ------------   ------------

Total Assets                                $   8,781,600   $      6,755,939   $          -   $ 15,537,539
                                            =============   ================   ============   ============

LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term Borrowings                     $     250,500   $        286,275   $          -   $    536,775
  Current Portion of Long-term Debt,
    Preferred Stock and Preference Stock          203,574            369,735              -        573,309
  Accounts Payable                                144,690            275,956              -        420,646
  Other                                           286,303            104,546              -        390,849
                                            -------------   ----------------   ------------   ------------
    Total Current Liabilities                     885,067          1,036,512              -      1,921,579
                                            -------------   ----------------   ------------   ------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes                         1,298,068          1,032,131              -      2,330,199
  Capital Lease Obligations                             -            161,057              -        161,057
  Pension and Postemployment Benefits             188,535                  -              -        188,535
  Other                                            97,862             43,623              -        141,485
                                            -------------   ----------------   ------------   ------------
    Total Deferred Credits and Other
      Liabilities                               1,584,465          1,236,811              -      2,821,276
                                            -------------   ----------------   ------------   ------------
Capitalization
  Long-term Debt                                3,095,983          2,272,124              -      5,368,107
  Preferred Stock                                       -            266,291              -        266,291
  Preference Stock                                301,500                  -              -        301,500
  Common Shareholders' Equity                   2,914,585          1,944,201              -      4,858,786
                                            -------------   ----------------   ------------   ------------
    Total Capitalization                        6,312,068          4,482,616              -     10,794,684
                                            -------------   ----------------   ------------   ------------

Total Liabilities and Capitalization        $   8,781,600   $      6,755,939   $          -   $ 15,537,539
                                            =============   ================   ============   ============


See accompanying Notes to Unaudited Pro Forma Combined
Condensed Financial Statements.


                                         CONSTELLATION ENERGY CORPORATION
                             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                                       NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     (In thousands, except per share amounts)
                             -------------------------------------------------------


                                                                      PEPCO
                                                    BGE         (As Reclassified)      Pro Forma         Pro Forma
                                               (As Reported)       (See Note 5)       Adjustments        Combined
                                               -------------    -----------------     ------------    -------------

Revenue
  Electric                                     $  1,691,700     $       1,473,073     $         -     $  3,164,773
  Gas                                               366,948                     -               -          366,948
  Diversified businesses                            436,310               101,370               -          537,680
                                               ------------     -----------------     -----------     ------------
    Total Revenue                                 2,494,958             1,574,443               -        4,069,401
                                               ------------     -----------------     -----------     ------------

Operating Expenses
  Electric fuel and purchased energy                383,245               512,134               -          895,379
  Gas purchased for resale                          206,775                     -               -          206,775
  Operations                                        389,163               160,319               -          549,482
  Maintenance                                       139,040                67,797               -          206,837
  Diversified business expenses                     391,582                54,827               -          446,409
  Loss on assets held for disposal                        -                 2,022               -            2,022
  Depreciation and amortization                     256,136               173,982               -          430,118
  Taxes other than income taxes                     165,334               154,219               -          319,553
                                               ------------     -----------------     -----------     ------------
    Total Operating Expenses                      1,931,275             1,125,300               -        3,056,575
                                               ------------     -----------------     -----------     ------------

Income from Operations                              563,683               449,143               -        1,012,826

Total Other Income                                    5,395                 8,685               -           14,080
                                               ------------     -----------------     -----------     ------------

Income Before Interest and Income Taxes             569,078               457,828               -        1,026,906

Net Interest Expense                                171,493               157,765               -          329,258
                                               ------------     -----------------     -----------     ------------

Income Before Income Taxes                          397,585               300,063               -          697,648

Income Taxes                                        139,097                90,972               -          230,069
                                               ------------     -----------------     -----------     ------------

Net Income                                          258,488               209,091               -          467,579

Preferred and Preference Stock Dividends             22,752                12,439               -           35,191
                                               ------------     -----------------     -----------     ------------
Earnings Applicable to Common Stock            $    235,736     $         196,652     $         -     $    432,388
                                               ============     =================     ===========     ============

Average Shares of Common Stock Outstanding          147,667               118,500                          265,812

Earnings Per Share of Common Stock                    $1.60                 $1.66                            $1.63



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




                                          POTOMAC ELECTRIC POWER COMPANY
                                            RECLASSIFYING BALANCE SHEET
                                                SEPTEMBER 30, 1997
                                                  (In Thousands)
                                          ------------------------------


                                                          PEPCO             PEPCO              PEPCO
                                                      (As Reported)      (Reclasses)     (As Reclassified)
                                                     --------------    --------------    -----------------
ASSETS
Current Assets
  Cash and Cash Equivalents                          $       2,916     $      10,087     $         13,003
  Accounts Receivable - net                                      -           311,370              311,370
  Customer Accounts Receivable - net                       186,623          (186,623)                   -
  Other Accounts Receivable - net                           25,117           (25,117)                   -
  Accrued Unbilled Revenue                                  88,071           (88,071)                   -
  Materials and Supplies                                         -           129,627              129,627
    Fuel                                                    60,432           (60,432)                   -
    Construction and Maintenance                            69,195           (69,195)                   -
  Prepayments and Other                                          -            45,471               45,471
  Prepaid Taxes                                             41,554           (41,554)                   -
  Other Prepaid Expenses                                     3,917            (3,917)                   -
                                                     -------------     -------------     ----------------
                Total Current Assets                       477,825            21,646              499,471
                                                     -------------     -------------     ----------------

Investments and Other Assets
  Notes Receivable                                               -            23,438               23,438
  Real Estate Projects                                           -            72,956               72,956
  Power Generation Systems                                       -               979                  979
  Marketable Securities                                          -           303,905              303,905
  Investment in Finance Leases                                   -           460,021              460,021
  Operating Lease Equipment - net                                -           170,747              170,747
  Other Investments                                              -           108,646              108,646
                                                     -------------     -------------     ----------------
    Total Investments and Other Assets                           -         1,140,692            1,140,692
                                                     -------------     -------------     ----------------

Utility Plant
  Plant in Service
    Electric                                             6,335,130                 -            6,335,130
    Construction Work in Progress                           84,901           (84,901)                   -
    Electric Plant Held for Future Use                       4,210            (4,210)                   -
    Nonoperating Property                                   22,750           (22,750)                   -
                                                     -------------     -------------     ----------------

                Total Plant in Service                   6,446,991          (111,861)           6,335,130
  Accumulated Depreciation                              (2,000,376)              738           (1,999,638)
  Construction Work in Progress                                  -            84,901               84,901
  Other Plant - net                                              -            26,222               26,222
                                                     -------------     -------------     ----------------
                Net Utility Plant                        4,446,615                 -            4,446,615
                                                     -------------     -------------     ----------------

Deferred Charges
  Regulatory Assets                                              -           461,337              461,337
  Income Taxes Recoverable through Future Rates, net       238,711          (238,711)                   -
  Conservation Costs, net                                  224,464          (224,464)                   -
  Unamortized Debt Reacquisition Costs                      53,447           (53,447)                   -
  Other                                                    196,614            11,210              207,824
                                                     -------------     -------------     ----------------
    Total Deferred Charges                                 713,236           (44,075)             669,161
                                                     -------------     -------------     ----------------

Nonutility Subsidiary Assets
  Cash and Cash Equivalents                                 10,087           (10,087)                   -
  Marketable Securities                                    303,905          (303,905)                   -
  Investment in Finance Leases                             460,021          (460,021)                   -
  Operating Lease Equipment - net                          170,747          (170,747)                   -
  Receivables - net                                         34,997           (34,997)                   -
  Other Investments                                        182,581          (182,581)                   -
  Other Assets                                              14,146           (14,146)                   -
                                                     -------------     -------------     ----------------
    Total Nonutility Subsidiary Assets                   1,176,484        (1,176,484)                   -
                                                     -------------     -------------     ----------------

Total Assets                                         $   6,814,160     $     (58,221)    $      6,755,939
                                                     =============     =============     ================




                                       POTOMAC ELECTRIC POWER COMPANY
                                        RECLASSIFYING BALANCE SHEET
                                            SEPTEMBER 30, 1997
                                                (In Thousands)
                                       ------------------------------


                                                              PEPCO            PEPCO             PEPCO
                                                          (As Reported)     (Reclasses)    (As Reclassified)
                                                         --------------    ------------    -----------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
  Short-term Borrowings                                  $     277,075     $     9,200     $        286,275
  Current Portion of Long-term Debt and Preferred Stock         50,985         318,750              369,735
  Accounts Payable and Accrued Expenses                        247,359          28,597              275,956
  Capital Lease Obligations Due within One Year                 20,772         (20,772)                   -
  Other                                                         83,774          20,772              104,546
                                                         -------------     -----------     ----------------
    Total Current Liabilities                                  679,965         356,547            1,036,512
                                                         -------------     -----------     ----------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes                                      1,014,472          17,659            1,032,131
  Deferred Investment Tax Credits                               58,221         (58,221)                   -
  Capital Lease Obligations                                          -         161,057              161,057
  Other                                                         30,842          12,781               43,623
                                                         -------------     -----------     ----------------
    Total Deferred Credits and Other Liabilities             1,103,535         133,276            1,236,811
                                                         -------------     -----------     ----------------

Other Non-Current Liabilities
  Capital Lease Obligations                                    161,057        (161,057)                   -
                                                         -------------     -----------     ----------------
    Total Other Non-Current Liabilities                        161,057        (161,057)                   -
                                                         -------------     -----------     ----------------

Capitalization
  Long-term Debt                                             1,727,707         544,417            2,272,124
  Preferred Stock                                                    -         266,291              266,291
  Serial Preferred Stock                                       125,291        (125,291)                   -
  Redeemable Serial Preferred Stock                            141,000        (141,000)                   -
  Common Shareholders' Equity                                        -       1,944,201            1,944,201
  Common Stock                                                 118,501        (118,501)                   -
  Other Common Equity                                        1,825,700      (1,825,700)                   -
                                                         -------------     -----------     ----------------
    Total Capitalization                                     3,938,199         544,417            4,482,616
                                                         -------------     -----------     ----------------

Nonutility Subsidiary Liabilities
  Long-term Debt                                               863,167        (863,167)                   -
  Short-term Notes Payable                                       9,200          (9,200)                   -
  Deferred Taxes and Other                                      59,037         (59,037)                   -
                                                         -------------     -----------     ----------------
    Total Nonutility Subsidiary Liabilities                    931,404        (931,404)                   -
                                                         -------------     -----------     ----------------

Total Liabilities and Capitalization                     $   6,814,160     $   (58,221)    $      6,755,939
                                                         =============     ===========     ================




                                             POTOMAC ELECTRIC POWER COMPANY
                                            RECLASSIFYING STATEMENT OF INCOME
                                          NINE MONTHS ENDED SEPTEMBER 30, 1997
                                        (In thousands, except per share amounts)
                                        ----------------------------------------


                                                             PEPCO            PEPCO              PEPCO
                                                         (As Reported)     (Reclasses)     (As Reclassified)
                                                         -------------    -------------    -----------------

  Electric                                               $  1,473,073     $          -     $      1,473,073
  Diversified businesses                                            -          101,370              101,370
                                                         ------------     ------------     ----------------
    Total Revenue                                           1,473,073          101,370            1,574,443
                                                         ------------     ------------     ----------------

Operating Expenses
  Electric fuel and purchased energy                                -          512,134              512,134
  Fuel                                                        249,655         (249,655)                   -
  Purchased energy                                            154,314         (154,314)                   -
  Capacity purchase payments                                  108,165         (108,165)                   -
  Operations                                                  160,319                -              160,319
  Maintenance                                                  67,797                -               67,797
  Diversified business expenses                                     -           54,827               54,827
  Loss on assets held for disposal                                  -            2,022                2,022
  Depreciation and amortization                               173,982                -              173,982
  Income taxes                                                115,280         (115,280)                   -
  Taxes other than income taxes                               154,219                -              154,219
                                                         ------------     ------------     ----------------
    Total Operating Expenses                                1,183,731          (58,431)           1,125,300
                                                         ------------     ------------     ----------------

Income from Operations                                        289,342          159,801              449,143
                                                         ------------     ------------     ----------------
Other Income
  Nonutility Subsidiary Income                                101,370         (101,370)                   -
  Loss on assets held for disposal                             (2,022)           2,022                    -
  Expenses, including interest and income taxes               (83,567)          83,567                    -
                                                         ------------     ------------     ----------------
    Net earnings from nonutility subsidiary                    15,781          (15,781)                   -
  Allowance for other funds used during construction
    and capital cost recovery factor                            4,949                -                4,949
  Other, net                                                    3,753              (17)               3,736
                                                         ------------     ------------     ----------------
    Total Other Income                                         24,483          (15,798)               8,685
                                                         ------------     ------------     ----------------

Income Before Interest and Income Taxes                       313,825          144,003              457,828
                                                         ------------     ------------     ----------------

Interest Expense
  Interest on debt                                            101,036                -              101,036
  Other                                                         9,557                -                9,557
  Subsidiary interest expense                                       -           53,031               53,031
  Allowance for borrowed funds used during construction
    and capital cost recovery factor                           (5,859)               -               (5,859)
                                                         ------------     ------------     ----------------
    Net Interest Expense                                      104,734           53,031              157,765
                                                         ------------     ------------     ----------------

Income before income taxes                                    209,091           90,972              300,063
                                                         ------------     ------------     ----------------

Income taxes - Utility                                              -          115,280              115,280
Income taxes - Nonoperating                                         -              (17)                 (17)
Income taxes - Subsidiary                                           -          (24,291)             (24,291)
                                                         ------------     ------------     ----------------
  Total Income Taxes                                                -           90,972               90,972
                                                         ------------     ------------     ----------------

Net Income                                                    209,091                -              209,091

Preferred Dividends                                            12,439                -               12,439
                                                         ------------     ------------     ----------------

Earnings Applicable to Common Stock                      $    196,652     $          -     $        196,652
                                                         ============     ============     ================

Average Shares of Common Stock Outstanding                    118,500                               118,500

Earnings Per Share of Common Stock                              $1.66                                 $1.66





Item 6   EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a)  Exhibits

              Exhibit 3    -   By-Laws of the Company - filed
                               herewith.

              Exhibit 11   -   Computation of Earnings Per Common
                               Share - filed herewith.

              Exhibit 12   -   Computation of ratios - filed
                               herewith.

              Exhibit 15   -   Letter re unaudited interim
                               financial information - filed
                               herewith.

              Exhibit 27   -   Financial data schedule - filed
                               herewith.


         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on July 14, 1997, providing details of the Potomac Electric Power Company and Baltimore Gas and Electric Company (BGE) response to the Baltimore County Circuit Court delay in the decision to remand the Merger case to the Maryland Public Service Commission for reconsideration.
              The item reported on such Form 8-K was Item 5
              (Other Events).

              A Current Report on Form 8-K was filed by the Company on August 6, 1997, providing details on the joint venture formed by Potomac Capital Investment Corporation (PCI) and RCN Corporation (RCN) to provide bundled telecommunication services to the Washington, D.C. metropolitan area. The item reported on such Form 8-K was Item 5 (Other Events).






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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By       /s/ D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President and
                                  Chief Financial Officer


November 13, 1997
-----------------
     DATE















Exhibit 11         Computations of Earnings Per Common Share
----------         -----------------------------------------
     The following is the basis for the computation of primary and fully diluted earnings per common share for the twelve months ended September 30, 1997, and the twelve months ended December 31, 1996 and 1995:


                                           September 30,   December 31,    December 31,
                                               1997            1996            1995
                                           -------------   ------------    ------------
Average shares outstanding for
  computation of primary earnings
  per common share                          118,499,671     118,496,683     118,412,478
                                           ============    ============    ============
Average shares outstanding for
  fully diluted computation:

  Average shares outstanding                118,499,671     118,496,683     118,412,478

  Additional shares resulting from:

    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          34,292          34,986          38,255

    Conversion of 7% Convertible
      Debentures                              2,364,559       2,418,579       2,469,639

    Conversion of 5% Convertible
      Debentures                              3,392,500       3,392,500       3,392,500
                                           ------------    ------------    ------------
Average shares outstanding for
  computation of fully diluted
  earnings per common share                 124,291,022     124,342,748     124,312,872
                                           ============    ============    ============

Earnings applicable to common stock        $203,782,000    $220,356,000     $77,540,000

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              14,000          15,000          16,000

      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  6,353,000       6,416,000       6,475,000
                                           ------------    ------------    ------------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                               $210,149,000    $226,787,000     $84,031,000
                                           ============    ============    ============

Primary earnings per common share                 $1.72           $1.86           $0.65

                                                  $1.69           $1.82           $0.68

The valuation is not required by footnote 2 to paragraph 14 of APB No. 15 for the the twelve months ended September 30, 1997 and December 31, 1996 because it results in dilution of less than 3%.  In addition, this calculation is submitted in accordance with Regulation S-K item 601 (b)(11) although it is contrary to paragraph 40
No. 15 because it produces an antidilutive result for the twelve months ended December
31, 1995.

Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended
September 30, 1997, and for each of the preceding five years on the basis of parent company operations only, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                              Sept. 30,
                                                 1997        1996        1995        1994        1993        1992
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $204,103    $220,066    $218,788    $208,074    $216,478    $172,599
Taxes based on income                           121,095     135,011     129,439     116,648     107,223      76,965
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          325,198     355,077     348,227     324,722     323,701     249,564
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              146,269     146,939     146,558     139,210     141,393     138,097
  Interest factor in rentals                     23,414      23,560      23,431       6,300       5,859       6,140
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             169,683     170,499     169,989     145,510     147,252     144,237
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $494,881    $525,576    $518,216    $470,232    $470,953    $393,801
                                              =========   =========   =========   =========   =========   =========

Coverage of fixed charges                          2.92        3.08        3.05        3.23        3.20        2.73
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,595     $16,604     $16,851     $16,437     $16,255     $14,392
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.59        1.61        1.59        1.56        1.50        1.45
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $26,386     $26,732     $26,793     $25,642     $24,383     $20,868
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $196,069    $197,231    $196,782    $171,152    $171,635    $165,105
                                              =========   =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                          2.52        2.66        2.63        2.75        2.74        2.39
                                                   ====        ====        ====        ====        ====        ====








Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, excluding the cumulative effect of the 1992 accounting change, before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended
September 30, 1997, and for each of the preceding five years on a fully consolidated basis, are as follows.






                                                Twelve
                                                Months                  For The Year Ended December 31,
                                                Ended     ---------------------------------------------------------
                                              Sept. 30,
                                                 1997        1996        1995        1994        1993        1992
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (Thousands of Dollars)
Net income before cumulative effect
  of accounting change                         $220,377    $236,960     $94,391    $227,162    $241,579    $200,760
Taxes based on income                            91,976      80,386      43,731      93,953      62,145      79,481
                                              ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes and cumulative effect
  of accounting change                          312,353     317,346     138,122     321,115     303,724     280,241
                                              ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                              219,664     231,029     238,724     224,514     221,312     226,453
  Interest factor in rentals                     23,427      23,943      26,685       9,938       9,257       6,599
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                             243,091     254,972     265,409     234,452     230,569     233,052
                                              ---------   ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest         (504)       (649)       (529)       (521)     (2,059)     (2,200)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Income before income taxes, cumulative
  effect of accounting change and
  fixed charges                                $554,940    $571,669    $403,002    $555,046    $532,234    $511,093
                                               ========    ========    ========    ========    ========    ========

Coverage of fixed charges                          2.28        2.24        1.52        2.37        2.31        2.19
                                                   ====        ====        ====        ====        ====        ====


Preferred dividend requirements                 $16,595     $16,604     $16,851     $16,437     $16,255     $14,392
                                              ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income              1.42        1.34        1.46        1.41        1.26        1.40
                                              ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                       $23,565     $22,249     $24,602     $23,176     $20,481     $20,149
                                              ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends    $266,656    $277,221    $290,011    $257,628    $251,050    $253,201
                                               ========    ========    ========    ========    ========    ========
Coverage of combined fixed charges
  and preferred dividends                          2.08        2.06        1.39        2.15        2.12        2.02
                                                   ====        ====        ====        ====        ====        ====








                                                    Exhibit 15




November 13, 1997






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated November 13, 1997, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197)
filed on September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) filed on February 26, 1993, July 28, 1995 and August 13, 1997, respectively, in the Joint Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (Number 33-64799) of Constellation Energy Corporation filed on December 7, 1995, and in the Prospectuses constituting parts of the Registration Statements on Forms S-3 (Numbers 333-24705 and 333-24855) of Constellation Energy Corporation filed on April 7, 1997 and April 9, 1997, respectively. We are also aware of our responsibilities under the Securities Act of 1933.




Very truly yours,



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.




