Form 10-K405
period 1996-12-31
POTOMAC ELECTRIC POWER CO
filed 1998-03-27
CIK 79732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



For the fiscal year ended December 31, 1997      Commission file number 1-1072
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
                                               ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X .
                                     ---

          As of March 3, 1998, Potomac Electric Power Company had 118,527,028 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $3 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1997 Annual Report to shareholders are incorporated by reference into Parts II and IV of this Form 10-K.

          Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement, dated March 4, 1998, are incorporated by reference into Part III of this Form 10-K.






                        POTOMAC ELECTRIC POWER COMPANY
                               Form 10-K - 1997

                               TABLE OF CONTENTS
PART I                                                                  Page
  Item 1 - Business                                                     ----
    Termination of Proposed Merger......................................  5
    General ............................................................  5
    Sales ..............................................................  7
    Capacity Planning ..................................................  8
    Construction Program ...............................................  9
    Fuel ............................................................... 11
    Regulation ......................................................... 15
    Rates .............................................................. 15
    Competition ........................................................ 18
    Environmental Matters .............................................. 19
    Labor .............................................................. 24
    Nonutility Subsidiary .............................................. 24
  Item 2 - Properties .................................................. 26
  Item 3 - Legal Proceedings ........................................... 27
  Item 4 - Submission of Matters to a Vote of Security Holders ......... 27

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

PART IV
  Item 14 - Exhibits, Financial Statement Schedule and Reports on
              Form 8-K ................................................. 33
    Schedule II - Valuation and Qualifying Accounts .................... 42

  Signatures ........................................................... 43

    Exhibit 11    - Computations of Earnings Per Common Share .......... 45
    Exhibit 12    - Computation of Ratios .............................. 46
    Exhibit 21    - Subsidiaries of the Registrant ..................... 48
    Exhibit 23    - Consent of Independent Accountants ................. 48
    Report of Independent Accountants on Consolidated Financial
      Statement Schedule ............................................... 49


                                       3




















                                PAGE LEFT BLANK

                                 INTENTIONALLY































Part I
------

Item 1    BUSINESS
------    --------

TERMINATION OF PROPOSED MERGER
------------------------------
      On December 22, 1997, Potomac Electric Power Company (the Company, PEPCO) and Baltimore Gas and Electric Company announced the cancellation of their proposed merger (the Merger) to create Constellation Energy Corporation. As a result, the Company recorded a $52.5 million non-operating charge ($32.6 million net of income tax or 28 cents per share) to write off its cumulative deferred Merger-related costs.

      While all necessary regulatory approvals had been received, the orders of both the Maryland and the District of Columbia public service commissions contained financial conditions that made it impossible for the two companies' investors to share in the benefits of the proposed Merger. The regulatory plan proposed by the companies had called for an equal sharing of the savings between customers and shareholders. Both commission orders returned more than the estimated total Merger savings to the customers. The companies tried unsuccessfully to obtain timely reconsideration of these conditions but concluded that a favorable outcome could not be expected within a reasonable period, if at all.

GENERAL
-------

      The Company, which was incorporated in the District of Columbia in 1896 and in the Commonwealth of Virginia in 1949, is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C. metropolitan area, and in other businesses through a nonutility subsidiary. The Company's retail service territory includes the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland. The area served at retail covers approximately 640 square miles and had a population of approximately 1.9 million at the end of 1997 and 1996.
The Company also sells electricity, at wholesale, to Southern Maryland Electric Cooperative, Inc. (SMECO), which distributes electricity in Calvert, Charles, Prince George's and St. Mary's counties in southern Maryland. During 1997, approximately 59% of the Company's revenue was derived from Maryland sales (including wholesale) and 41% from sales in the District of Columbia. About 29% of the Company's revenue was derived from residential customers, 64% from sales to commercial and government customers and 7% from sales at wholesale. Approximately 14% and 3% of 1997 revenue were derived from sales to the U.S. and D.C. governments, respectively.

      The Company holds valid franchises, permits and other rights adequate for its business in the territory it serves, and such franchises, permits and other rights contain no unduly burdensome restrictions.



      The Company is a transmission-owning member of the Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) pursuant to an agreement under which its generating and transmission facilities are operated on an integrated basis with those of the other PJM members in Pennsylvania, New Jersey, Maryland, Delaware and a small portion of Virginia. The purpose of PJM is to operate a wholesale energy market, improve the operating economy and reliability of the systems in the group, and provide capital economies by permitting lower reserve requirements than would be required on an individual basis. The Company also has direct high voltage connections with the Potomac Edison Company, a subsidiary of Allegheny Energy, Inc. (AEI, formerly Allegheny Power System, Inc.), and Virginia Power, neither of which is a transmission owner in PJM.

      On November 25, 1997, the Federal Energy Regulatory Commission (FERC) conditionally approved a PJM restructuring plan which, among other things, reconstitutes the PJM staff as an independent system operator (ISO) and provides for open access transmission service on a pool-wide basis. The ISO began operation on January 1, 1998. The PJM pool-wide transmission tariff was implemented on April 1, 1997; a revised version incorporating locational pricing will become effective April 1, 1998. Benefits and/or costs derived from the PJM market are passed through to the Company's customers through fuel adjustment clauses and, accordingly, will not have a material effect on the operating results of the Company.

      Additional information concerning the restructuring of the bulk power market is presented in Management's Discussion and Analysis incorporated by reference in Item 7.

      The Company has implemented, through an internal Task Force, a 4-phase approach to accommodate the year 2000. The phases being addressed are:
Corporate Application Compliance which includes all large core business systems; Business Partners' Systems and Vendor System Verification which is intended to ensure all suppliers are in compliance with year 2000 processing; End-user Computing Systems which are all systems which are not considered core business systems but contain date calculations; and Non-Information Technology Processes that include all operating and control systems. The Task Force has developed a database to identify and track the progress of work on each phase. The preliminary target date for overall completion of these phases is mid-1999. The Company is required to charge to expense, as incurred, internal and external costs specifically associated with modifying internal-use computer software for the year 2000, in accordance with a July 1996 pronouncement of the Emerging Issues Task Force of the Financial Accounting Standards Board. The costs of expected modifications to be made, principally in the next two years, will be approximately $10 million. The cost or consequences of a material incomplete or untimely resolution of the year 2000 problem could adversely affect future operations, financial results or financial condition of the Company.


SALES
-----

      The following data present the Company's sales and revenue by class of service and by customer type, including data as to sales to the United States and District of Columbia governments.

                                               1997        1996        1995
                                            ----------  ----------  ----------
          Electric Energy Sales                (Thousands of Kilowatt-hours)
          ---------------------
          Kilowatt-hours Sold - Total       25,708,085  25,899,889  25,910,047
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service              6,564,396   6,882,313   6,720,267
            General service                 15,307,001  15,185,506  15,448,416
            Large power service (a)            698,185     686,713     703,416
            Street lighting                    166,251     163,536     162,897
            Rapid transit                      411,634     411,577     409,837
            Wholesale                        2,560,618   2,570,244   2,465,214

          By Type of Customer -
            Residential                      6,551,773   6,868,516   6,706,775
            Commercial                      11,811,045  11,711,865  11,861,248
            U.S. Government                  3,934,440   3,902,378   3,998,052
            D.C. Government                    850,209     846,886     878,758
            Wholesale                        2,560,618   2,570,244   2,465,214


          Electric Revenue                        (Thousands of Dollars)
          ----------------
          Sales of Electricity - Total (b)  $1,799,800  $1,824,741  $1,813,790
                                            ==========  ==========  ==========
          By Class of Service -
            Residential service             $  525,652  $  549,147  $  544,517
            General service                  1,073,585   1,076,602   1,075,142
            Large power service (a)             35,476      35,667      36,183
            Street lighting                     12,925      12,469      12,555
            Rapid transit                       28,862      28,707      28,276
            Wholesale                          123,300     122,149     117,117

          By Type of Customer -
            Residential                     $  524,695  $  548,108  $  543,532
            Commercial                         851,375     852,497     848,892
            U.S. Government                    249,341     250,422     252,144
            D.C. Government                     51,089      51,565      52,105
            Wholesale                          123,300     122,149     117,117

  (a) Large power service customers are served at a voltage of 66KV or higher.
  (b) Exclusive of Other Electric Revenue (000s omitted) of $11,029 in 1997, $10,116 in 1996 and $8,642 in 1995.


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

CAPACITY PLANNING
-----------------
General
-------

      During the period 1998 through 2007 the Company estimates that its peak demand will grow at a compound annual rate of approximately 1.5%. Based upon average weather conditions, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade. The Company's ongoing strategies to meet the increasing energy needs of its customers include demand side management (DSM) and energy use management (EUM) programs which are designed to curb growth in peak demand. The need for new capacity has been further reduced by programs to maintain older generating units to ensure their continued efficiency over an extended life and the cost-effective purchase of capacity and energy. Plans to construct or purchase additional future capacity may be affected by the ongoing efforts to introduce competition for the supply of electricity in the jurisdictions being served by the Company.

Conservation
------------

      Cost-effective conservation programs have been a major component of the Company's success in limiting the need for new construction during the past decade. See the information concerning these programs presented in Management's Discussion and Analysis incorporated by reference in Item 7.

Purchase of Capacity and Energy
-------------------------------

      The Company continues to purchase energy from Ohio Edison under the Company's 1987 long-term capacity purchase agreements with Ohio Edison and AEI. Pursuant to this agreement, the Company is purchasing 450 megawatts of capacity and associated energy through the year 2005. In August 1996, the Company began purchasing energy from the Panda Brandywine L.P. (Panda) facility, pursuant to a 25-year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. Capacity payments under this agreement commenced in January 1997. In October 1997, the Company restructured its agreement with Panda to resolve certain disputes regarding capacity and energy payment rates for the facility. In exchange for an adjustment in capacity payment rates and a reduction in the present value of capacity payments over the term of the agreement, the Company accrued a one-time payment to Panda of approximately $3.9 million at December 31, 1997. Other features of the settlement allow Panda to broker sales of certain amounts of the Company's system capacity from January 1998 through May 2000, and to broker or sell energy from the Panda facility. Panda will pay the Company for the right to broker capacity sales, as well as a fee based on actual energy sales.

      The Company also purchases energy from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement for a 32-megawatt Montgomery County Resource Recovery Facility. In November 1997, the Company agreed to purchase the 32-megawatt rated capacity of this facility for the period November 1, 1997 to December 31, 1998. This purchase facilitated the sale of 35 megawatts of capacity to Northeast Utilities Service Company (NUSCO).

      The Company has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility.

      The Company sold capacity to PECO Energy Company in the amount of 150 megawatts during January 1997 and 100 megawatts for the period February through May 1997; and to GPU, Inc. in the amount of 130 megawatts for the period August 1, 1997, through December 31, 1997. In addition, the Company is currently selling capacity to Delmarva Power & Light Company in the amount of 100 megawatts for the period June 1, 1997, through May 31, 1998. As noted above, the Company is also selling 35 megawatts of capacity to NUSCO during the period November 1, 1997 through December 31, 1998.

CONSTRUCTION PROGRAM
--------------------

      The Company carries on a continuous construction program, the nature and extent of which is determined by the Company's strategic planning process which integrates supply-side and demand-side resource options.

      From January 1, 1995, to December 31, 1997, the Company made property additions, net of an Allowance for Funds Used During Construction (AFUDC) and Capital Cost Recovery Factor (CCRF), of $611 million (of which $217 million were made in 1997) and had property retirements of $110 million (of which $37 million were made in 1997).

      In 1997, the Company reduced its projected 1997-2001 construction program by $313 million, a 26% decrease. The Company's current construction program calls for estimated expenditures, excluding AFUDC and CCRF, of $175 million in 1998, $180 million in 1999, $160 million in 2000 and 2001, and $170 million in 2002, an aggregate of $845 million for the five-year period. AFUDC and CCRF are estimated to be $7 million in 1998, $6 million in 1999 and 2000, $8 million in 2001 and $11 million in 2002. The 1998-2002 construction program includes approximately $265 million for generating facilities


(including approximately $75 million for Clean Air Act compliance), $2 million for transmission facilities, $575 million for distribution, service and other facilities, and $3 million associated with the Company's EUM programs. The Company plans to finance its construction program primarily through funds provided by operations.

      The construction program includes amounts for the construction of facilities that will not be completed until after 2002. Although the program includes provision for escalation of construction costs, generally at an annual rate of 3%, the aggregate budget for long lead time projects will increase or decrease depending upon the actual rates of inflation in construction costs. The program is reviewed continually and is revised as appropriate to reflect changes in projections of demand, consumption patterns and economic trends.

      The Clean Air Act Amendments of 1990 (CAA) require utilities to reduce emissions of sulfur dioxide and nitrogen oxides in two phases, January 1995 (Phase I) and January 2000 (Phase II). The Company has implemented cost-effective plans for complying with Phase I of the Acid Rain portion of the CAA which requires the reduction of sulfur dioxide and nitrogen oxides emissions to achieve prescribed standards. Boiler burner equipment for nitrogen oxides emissions control has been installed and the use of lower-sulfur coal has been instituted at the Company's Phase I affected stations, Chalk Point and Morgantown. Anticipated capital expenditures for complying with the second phase of the CAA total approximately $75 million over the next five years. If economical, continued use of lower-sulfur coal, cofiring with natural gas and the purchase of sulfur dioxide (SO2) emission allowances is expected.
Nitrogen oxides emissions reductions will be achieved by installing new boiler burner controls and equipment at the Company's Dickerson Generating Station. In addition to the Acid Rain portion of the CAA, the State of Maryland and District of Columbia are required, by Title I of the CAA, to achieve compliance with ambient air quality standards for ground-level ozone.
Further, the U.S. Environmental Protection Agency (EPA) has issued proposed rules for reducing interstate transport of ozone. These provisions are likely to result in further nitrogen oxides emissions reductions from the Company's boilers; however, the extent of reductions and associated costs cannot be predicted at this time.

      The Company owns a 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania. Nitrogen oxides emissions reduction equipment and flue gas desulfurization equipment have been installed at the station for compliance with Phases I and II of the CAA. The Company's share of construction costs for this equipment was $36.2 million. As a result of installing the flue gas desulfurization equipment, the station has received additional SO2 emission allowances. The Company's share of these bonus allowances is being used to reduce CAA compliance costs at its other plants.


FUEL
----

      For customer billing purposes, all of the Company's kilowatt-hour sales are covered by separately stated fuel rates (see Item 8 - Note 2 of "Notes to Consolidated Financial Statements").

      The ages of the Company's generating units, all of which are in operation, are presented in the table below.

        Generating           Number           Age
         Station          of Units (a)      (Years)          Service Type
      --------------      ------------      -------      --------------------

      Benning                  2             25-29       Cycling
      Buzzard Point           16               29        Peaking
      Potomac River           2/3            40-48       Cycling/Base
      Dickerson               3/3             4-38       Base/Peaking
      Chalk Point            2/2/7(b)         6-33       Base/Cycling/Peaking
      Morgantown              2/6            24-27       Base/Peaking

      (a) By service type.
      (b) Includes a combustion turbine unit owned by SMECO and operated by the Company.

Since the 1970s, the Company has conducted continuing programs to extend the useful lives of generating units and to ensure their continued availability and efficiency.

      The Company's generating units burn only fossil fuels. The principal fuel is coal. The Company owns no nuclear generation facilities. The following table sets forth the quantities of each type of fuel used by the Company in the years 1997, 1996 and 1995 and the contribution, on the basis of Btus, of each fuel to energy generated.

                                     1997           1996           1995
                                -------------- -------------- --------------
                                          % of           % of           % of
                                Quantity  Btu  Quantity  Btu  Quantity  Btu
                                -------- ----- -------- ----- -------- -----

          Coal
            (000s net tons)       6,318   89.1   6,224   89.7   6,312   85.4
          Residual oil
            (000s barrels)        1,350    4.6   1,365    4.8   1,348    4.4
          Natural gas
            (000s dekatherms)     8,318    4.5   6,111    3.4  16,387    8.5
          No. 2 fuel oil
            (000s barrels)          564    1.8     657    2.1     580    1.7




      The following table sets forth the average cost of each type of fuel burned, for the years shown.

                                                1997     1996     1995
                                               ------   ------   ------

          Coal:           per ton              $42.82   $42.17   $41.84
                          per million Btu        1.65     1.62     1.60
          Residual oil:   per barrel            20.95    20.04    18.01
                          per million Btu        3.49     3.19     2.88
          Natural gas:    per dekatherm          2.87     2.92     2.10
                          per million Btu        2.87     2.92     2.10
          No. 2 fuel oil: per barrel            26.96    25.34    23.71
                          per million Btu        4.63     4.34     4.06

      The system average cost of fuel burned per million Btu was $1.84 in 1997 compared with $1.80 in 1996 and $1.74 in 1995. The increase of approximately 2% in the 1997 system average unit fuel cost compared with the 1996 system average is attributed primarily to the increased unit cost of coal resulting principally from an increased cost of railroad transportation. The increase of approximately 3% in the 1996 system average unit fuel cost compared with the 1995 system average was primarily the result of the increase in the cost of residual oil and an increase in the percent of residual oil contribution to the fuel mix. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix. The increase in the percent of gas burned in 1997 reflects the decreased price of gas and the decreased usage of higher-cost oil. The decrease in the percent of gas burned in 1996 reflects the increased price of gas and the increased usage of lower-cost coal.




      Ten of the Company's 16 steam-electric generating units can burn only coal; two can burn only residual oil; two can burn either coal or residual oil or a combination of both and two units can burn either residual oil or natural gas. Those units capable of burning either coal or residual oil normally burn coal as their primary fuel. The Company also has combustion turbines, some of which can burn only No. 2 fuel oil, and others which can burn either natural gas or No. 2 fuel oil. The following table provides details of the Company's generating capability from the standpoint of plant configuration as well as actual energy generation (see Item 2 - Properties for additional information on type of fuel used in generating facilities).

                                        Net Generating          Net
                                        Capability and        Energy
                                      Purchased Capacity     Generated
                                      ------------------ ------------------

                                      1997  1996  1995   1997   1996   1995
                                      ----  ----  ----   ----   ----   ----
       Steam generation

         Dual fuel units, capable
           of burning coal, residual
           oil or a combination of
           coal and residual oil....   17%   17%   18%    31%    33%    29%

         Units capable of burning
           coal only................   28%   28%   28%    45%    45%    46%

         Units capable of burning
           residual oil only........    8%    8%    8%     -%     1%     1%

         Units capable of burning
           residual oil or natural
           gas......................   18%   18%   19%     4%     4%     6%

       Combustion turbines

         Units capable of burning
           No. 2 fuel oil only......    8%    8%    9% )
         Units capable of burning                      )   2%     1%     3%
           No. 2 fuel oil or natural                   )
           gas......................   11%   11%   11% )

       Purchased capacity...........   10%   10%    7%    18%(a) 16%(a) 15%(a)

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

      The Company has numerous coal contracts, primarily expiring in the period ranging from late-1998 to mid-1999, for aggregate annual deliveries of approximately 3.2 million tons. Deliveries under these contracts are expected to provide approximately 48% of the estimated system coal requirements in 1998. The balance of the Company's coal requirements will be purchased under shorter-term agreements and on a spot basis from a variety of suppliers. Each of the Company's coal contracts, which are not fixed price contracts, contains price escalation/de-escalation provisions whereby the adjusted base price to-be-paid to the supplier for coal received by the Company is adjusted on a quarterly basis. Contract price adjustments are calculated according to changes in the contract-specified published indices and are limited by current spot market prices. The Company plans to replace the contracts when they expire with either short-term or spot agreements at favorable prices.

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

      Certain units at the Company's Chalk Point and Dickerson Generating Stations are capable of burning natural gas as well as oil. The Company has a contract with Washington Gas Light Company to purchase natural gas for Chalk Point, extending through December 1998. This is for an interruptible supply of natural gas with provisions for price review and monthly adjustment. No term agreement exists to purchase natural gas for the Dickerson Generating Station. The Company actively pursues spot market purchases of natural gas on a monthly basis for its Chalk Point and Dickerson stations. The actual use of natural gas for these units will be dependent upon operational requirements, the relative costs of natural gas and oil, and the availability of natural gas.


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

RATES
-----
General
-------

      The Company's retail rates for electric service in Maryland and the District of Columbia are based on allowed rates of return on the Company's jurisdictional original cost rate base investments as determined in base rate proceedings before the regulatory commissions by reference to the test periods used in setting rates. Rate base in each of these jurisdictions generally has included (1) the Company's full investment in Electric Plant in Service (net of depreciation, certain pre-1981 investment tax credits and plant related deferred income taxes) and the pollution control portion of Construction Work in Progress (CWIP), (2) inventories of fuels and other materials and supplies and (3) an allowance for cash working capital. The Company has employed, since 1978, Allowance for Funds Used During Construction (AFUDC) accounting. In general, the Company capitalizes AFUDC with respect to investments in CWIP with the exception of expenditures required to comply with federal, state or local environmental regulations (pollution control projects), which are included in rate base without capitalization of AFUDC. The jurisdictional AFUDC capitalization rates are determined on a gross basis pursuant to formulas prescribed by the FERC. The effective capitalization rates were approximately 7.6% in 1997, 7.4% in 1996 and 7.9% in 1995, compounded semiannually. In Maryland, the Company accrues a capital cost recovery factor
(CCRF) on the retail jurisdictional portion of certain pollution control expenditures related to compliance with the CAA. The base for calculating this return is the amount by which the Maryland jurisdictional CAA expenditure balance exceeds the CAA balance being recovered in base rates. The CCRF rate for Maryland is 9%. In the District of Columbia, the carrying costs of CAA expenditures not in rate base are recovered through a base rate surcharge.



      Rate orders received by the Company during the past three years provided for changes in annual base rate revenue as shown in the table below. At December 31, 1997, there were no base rate proceedings filed nor pending approval before the Company's retail or wholesale regulatory commissions.

                                       Rate
                                     Increase
                                    (Decrease)      %          Effective
          Regulatory Jurisdiction     ($000)      Change         Date
          -----------------------   ----------   ---------   ---------------
          Federal-Wholesale          $(2,500)      (1.8)     January 1998
          Maryland                    24,000        2.6      November 1997
          Federal-Wholesale           (2,000)      (1.7)     January 1996
          District of Columbia        27,900        3.8      July 1995
          Federal-Wholesale            2,300        1.8      January 1995


Fuel Rates
----------

      The Company has separately stated fuel rates in each jurisdiction. Such rates include the delivered cost of fuel and the applicable costs and/or credits from the interchange of energy with other electric utilities, to the extent not provided for in base rates.

      The District of Columbia fuel rate includes a provision for the current recovery of purchased capacity costs as well as a provision for the credit for capacity sales. In Maryland, purchased capacity costs are recovered in base rates. Accordingly, the Company will seek recovery of future changes in the levels of these costs through base rate applications to the Maryland Commission.

      The Company reduced its Maryland fuel rate by 9.5% effective August 28, 1997. Included in the reduction was an adjustment for a deferred fuel amortization credit to refund over a 12-month period approximately $20.7 million of previously overrecovered fuel costs incurred through June 30, 1997. The Maryland Commission order approving the reduction became final on December 13, 1997. On February 19, 1998, the Company applied for a 10.5% increase in the Maryland fuel rate, which became effective March 1, 1998 subject to refund.

      See Item 8 - Note 2 of "Notes to Consolidated Financial Statements" for additional information.

Maryland
--------

      On November 25, 1997, pursuant to a settlement agreement, the Commission authorized a $24 million, or 2.6%, increase in base rate revenues effective with bills rendered on and after November 30, 1997. Of the $24 million increase in base rates, approximately $12 million will replace CCRF accrued on CAA expenditures and, therefore, will have no effect on future net income levels. The increased rates afford the Company the opportunity to recover capacity costs associated with the Panda agreement previously approved by the Maryland Commission. Capacity payments to Panda commenced in January 1997 and totaled $25.3 million in 1997, of which the Maryland portion was approximately $13 million. In connection with the settlement agreement, no determination was made with respect to rate of return for purposes of setting rates; however, a rate of return of 9% will be used by the Company, beginning in December 1997, for purposes of computing AFUDC and CCRF.

      Effective June 6, 1997, the Maryland DSM surcharge tariff was lowered, which will reduce annual revenues by approximately $17 million, reflecting the Company's efforts to narrow conservation program offerings and limit conservation spending. The surcharge includes provisions for the recovery of lost revenue, amortization of pre-1997 actual program expenditures plus the initial amortization of 1997 projected program costs, a CCRF on unamortized program balances and an incentive of $1.6 million awarded for achieving specified 1996 energy goals. Previously, incentives of $8.9 million and $8.7 million were awarded for achieving 1995 and 1994 energy goals, respectively. Maryland energy goals for 1996 had been reduced to reflect lower DSM expenditures; consequently, the performance bonus awarded in 1997 was lower than those awarded in prior years.

District of Columbia
--------------------

      The District of Columbia Public Service Commission authorized a $27.9 million, or 3.8%, increase in base rate revenue effective in July 1995. The authorized rates are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure which excludes short-term debt. In addition, the Commission approved the Company's Least-Cost Plan filed in June 1994. A four-year DSM spending cap for the period 1995-1998 was approved, consistent with the Company's proposal to narrow the scope of DSM activities by discontinuing operation of certain DSM programs and by reducing expenditures on the remaining programs. This will enable the Company to implement cost-effective DSM programs while limiting the impact of such programs on the price of electricity. An Environmental Cost Recovery Rider (ECRR) was approved to provide for full cost recovery of actual DSM program expenditures, through a billing surcharge. Costs will be amortized over 10 years, with a return on unamortized amounts by means of a CCRF computed at the authorized rate of return. The initial rate, which reflects actual costs expended from July 1993 through December 1994, resulted in additional annual revenue of approximately $15 million. Although the Commission denied the Company's request to recover "lost revenue" due to DSM programs, through the surcharge, a process has been established whereby the Company can seek recovery of lost revenue in a separate proceeding. The Commission also increased the time period for filing Least-Cost Planning cases from two to three years. In June 1997, the Company filed an Application for Authority with the Commission to revise its ECRR. In the Application, which superseded an Application filed in June 1996, the proposed rate seeks recovery of actual costs expended during 1995 and 1996, and is expected to increase annual revenue by approximately $9 million. No action has been taken by the Commission on the revised ECRR, and the Company is unable to predict when the Commission will act upon the proposed rate. Subsequent rate updates are scheduled to be filed annually on June 1 to reflect the prior year's actual costs, subject to the annual surcharge recovery limit within the four-year spending cap for the period 1995-1998 (amounts spent in excess of the annual surcharge recovery limit, but within the four-year spending cap, are deferred for future recovery). Remaining allowable expenditures under the spending cap totaled $10 million at December 31, 1997. Pre-July 1993 DSM costs receive base rate treatment.

Wholesale
---------

      The Company has a 10-year full service power supply contract with SMECO, a wholesale customer. The contract period is to be extended for an additional year on January 1 of each year, unless notice is given by either party of termination of the contract at the end of the 10-year period. The full service obligation can be reduced by SMECO by up to 20% of its annual requirements with a five-year advance notice for each such reduction. SMECO rates were increased by $2.3 million effective January 1, 1995. Pursuant to a new agreement with SMECO for the years 1996 through 1998, a rate reduction of $2 million from the 1995 rate level became effective January 1, 1996, and an additional $2.5 million rate reduction became effective January 1, 1998.
SMECO has agreed not to give the Company a notice of reduction or termination of service prior to December 15, 1998.

Interchange of Power
--------------------

      The Company's generating and transmission facilities are interconnected with those of other transmission owners in the PJM power pool and other utilities. Historically, the pricing of most PJM-dispatched internal economy energy transactions was based upon "split savings" whereby such energy was priced halfway between the cost that the purchaser would incur if the energy were supplied by its own sources and the cost of production to the company actually supplying the energy. In April 1997, PJM implemented a "bid-based" energy market, where companies offer energy at prices based on cost, and transactions occur at the market's marginal clearing price. The Company's application for permission to bid using "market based" pricing has been filed with FERC and is awaiting approval.

      See the discussion above and the discussion concerning PJM, PJM restructuring, bilateral energy sales and capacity purchase and sale transactions presented in Management's Discussion and Analysis incorporated by reference in Item 7.

COMPETITION
-----------

      The Company is currently engaged in regulatory proceedings in Maryland where the Public Service Commission has outlined steps and established dates for the phased-in implementation of competition. In the District of Columbia, the Public Service Commission is considering various issues regarding electric industry structure and competition but has not rendered a decision. Detailed information concerning competition is presented in Management's Discussion and Analysis incorporated by reference in Item 7.

      Additionally, in order to prepare for competition, the Company began to make fundamental changes during 1997 in the shape and direction of its organizational units and in the business culture of its work force. Utility operations were reconfigured into three primary business units: generation, distribution and transmission. These organizational units will offer the focus and flexibility necessary to maneuver in whatever competitive form the industry finally takes. Such reorganization allows the Company to make the best use of its assets while concentrating the efforts of employees on making each business unit profitable.

ENVIRONMENTAL MATTERS
---------------------
General
-------

      The Company is subject to federal, state and local legislation and regulation with respect to environmental matters, including air and water quality and the handling of solid and hazardous waste. Air quality requirements relate to both ambient air quality and emissions from facilities, including particulate matter, sulfur dioxide, nitrogen oxides, carbon monoxide, volatile organic compounds and visible emissions. Water quality requirements relate to intake and discharge of water from facilities, including water used for cooling purposes in electric generating facilities. Waste requirements relate to the generation, treatment, storage, transportation and disposal of specified wastes. Compliance with such requirements may limit or prevent certain operations or substantially increase the cost of construction and operation of the Company's existing and future generating installations. The Company has expended approximately $663 million through December 31, 1997, for the construction of pollution control facilities. The $265 million 1998-2002 construction program for generating facilities includes estimated provisions for pollution control facilities, including expenditures for CAA compliance, of $18 million in 1998, $22 million in 1999, $19 million in 2000, $26 million in 2001, and $17 million in 2002. The Company is unable to predict the future course of environmental regulations generally, the manner in which compliance with such regulations will be required, the availability of technology to meet such regulations and any budget amendments which may be required to recognize the costs which may ultimately be associated with such compliance.

Air Quality
-----------

      On December 11, 1997, U.S. representatives at the climate change negotiations in Kyoto, Japan, agreed to the reduction of greenhouse gas emissions in certain portions of the developed world. The Kyoto protocol is subject to conditions which may not occur, and is also subject to ratification by the United States Senate, which has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto process could adversely affect future operations, financial results or financial condition of the Company.

      Under authority of the Clean Air Act of 1970, as amended, the EPA has issued national primary and secondary standards for the following air pollutants: sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide, ozone and lead. The EPA has also enacted regulations designed to prevent significant deterioration of air quality in areas where air quality levels are better than the secondary ambient air quality standards. The appropriate agencies in Maryland, the District of Columbia and Virginia have issued regulations designed to implement EPA's standards and regulations.

      In 1990, Congress enacted amendments to the CAA that require the reduction of sulfur dioxide and nitrogen oxides emissions from electric generating units. The Company cannot fully predict the financial and operating effects of this legislation until all of the related implementing regulations are adopted by EPA and by appropriate agencies in each of the jurisdictions where the Company's generating facilities are located. However, the Company has implemented cost-effective plans for complying with Phase I of the Acid Rain portion of the CAA which requires the reduction of sulfur dioxide and nitrogen oxides emissions to achieve prescribed standards. Boiler burner equipment for nitrogen oxides emissions control has been installed and the use of lower-sulfur coal has been instituted at the Company's Phase I affected stations, Chalk Point and Morgantown. Anticipated capital expenditures for complying with the second phase of the CAA total approximately $75 million over the next five years. If economical, continued use of lower-sulfur coal, cofiring with natural gas and the purchase of sulfur dioxide (SO2) emission allowances is expected. Nitrogen oxides emissions reductions will be achieved by installing new boiler burner controls and equipment at the Company's Dickerson Generating Station.

      In addition to the Acid Rain portion of the CAA, the State of Maryland and District of Columbia are required, by Title I of the CAA, to achieve compliance with ambient air quality standards for ground-level ozone. Further, the EPA has issued proposed rules for reducing interstate transport of ozone. These provisions are likely to result in further nitrogen oxides emissions reductions from the Company's boilers; however, the extent of reductions and associated costs cannot be predicted at this time.

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

Toxic Substances
----------------

      The Company was notified by the EPA on December 18, 1987, that it, along with five other utilities and eight non-utilities, is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), in connection with the polychlorinated biphenyl compounds (PCBs) contamination of soil, ground water and surface water occurring at a Philadelphia, Pennsylvania site owned by an unaffiliated company. Additional PRPs have since been identified and the number is continually subject to change. In the early 1970s, the Company sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) report was submitted to the EPA. Pursuant to an agreement among the PRPs, the Company is responsible for 12% of the costs of the RI/FS. Total costs of the RI/FS and associated activities prior to the issuance of a Record of Decision (ROD) by the EPA, including legal fees, are currently estimated to be $7.5 million.
The Company has paid $.9 million as of December 31, 1997. The report included a number of possible remedies, the estimated costs of which range from $2 million to $90 million. On December 31, 1997 the Acting Regional Administrator for EPA Region III signed an ROD that sets forth EPA's selected remedial action plan. Although the plan selected in the ROD differs from EPA's July, 1995 proposal, the EPA continues to estimate implementation costs to be approximately $17 million. The Company cannot estimate the total extent of the EPA's administrative and oversight costs. To date, the Company has accrued $1.7 million for its share of this contingency.

      On September 19, 1989, an unaffiliated company, the Richmond, Fredericksburg and Potomac Railroad (RF&P), requested the Company to participate in the investigation and remediation of a 3-acre site in Arlington, Virginia owned by RF&P at which it is alleged that soil and groundwater have been contaminated by PCB compounds. Subsequently, the Virginia Department of Waste Management requested information from the Company related to transformers which may have been sold or sent to the site operator. On December 7, 1990, a Summons and Complaint filed by RF&P in the United States District Court for the Eastern District of Virginia against the Company and seven other defendants was received. The Complaint alleged that the defendant site operator released PCBs and other hazardous substances at the site during the course of its operation, and that the sole source of PCBs and other hazardous substances was from the defendant operator's operations and from transformers and capacitors supplied by other defendants. Subsequently, additional defendants were added to the Complaint. The Complaint sought contribution and other equitable remedies for remediation of the site. In October 1993, the parties reached, and the Court approved, a settlement subject to confirmation by additional site testing that remediation could be accomplished at or below, and that no regulatory authority would require a remediation which exceeded, approximately $4 million. The Virginia Department of Environmental Quality has required additional sampling of the site as part of its voluntary remediation program.

      During 1993, the Company and two other PRPs completed a removal action at a site in Harmony, West Virginia, pursuant to an Administrative Order (AO) issued by the EPA. Approximately $3 million (of which the Company paid one-third, subject to possible reallocation) was expended on the removal action, which the EPA has stated is in compliance with the AO. The Company and two other PRPs have entered into settlements with third parties to recover approximately $2.4 million of this cost. EPA oversight costs, which are not expected to be material, have not yet been assessed. While compliance with the AO has been completed, the Company cannot determine whether it will be subject to any future liability with respect to the site.

      During 1993, the Company was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City, and Baltimore County), in separate ongoing, consolidated proceedings each denominated "In re: Personal Injury Asbestos Case." The Company (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that the Company was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on the Company's property. Initially, a total of approximately 448 individual plaintiffs added the Company to their Complaints. While the pleadings were not entirely clear, it appeared that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, the Company was served, in September 1993, with a third party complaint by Owens


Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against the Company on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third party complaint against the Company, seeking contribution for the same plaintiffs involved in the Owens Corning third party complaint. Since the initial filings in 1993, approximately 50 individual suits have been filed against the Company. The third party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by the Company. Through December 31, 1997, approximately 400 of the individual plaintiffs have dismissed their claims against the Company. No payments were made by the Company in connection with the dismissals. While the aggregate amount specified in the remaining suits would exceed $400 million, the Company believes the amounts are greatly exaggerated as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against the Company could have a material adverse effect on results of operations in the fiscal year in which a decision is rendered.

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

      In December 1995, the Company received notice from the EPA that it is a PRP under the CERCLA with respect to the release or threatened release of radioactive and mixed radioactive and hazardous wastes at a site in Denver, Colorado, operated by RAMP Industries, Inc. Evidence indicates that the Company's connection to the site arises from an agreement with a vendor to package, transport and dispose of two laboratory instruments containing small amounts of radioactive material at a Nevada facility. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

      On October 6, 1997, the Company received notice from the EPA that it, along with 68 other parties, may be a PRP under the CERCLA at the Butler Mine Tunnel Superfund site in Pittstown Township, Luzerne County, Pennsylvania. The site is a mine drainage tunnel with an outfall on the Susquehanna River where oil waste was disposed via a borehole in the tunnel. The letter notifying the Company of its potential liability also contained a request for a reimbursement of approximately $.8 million for response costs incurred by


EPA at the site. The letter requested that the Company submit a good faith proposal to conduct or finance the remedial action contained in a July 1996 ROD. The EPA estimates the present cost of the remedial action to be $3.7 million. While the Company cannot predict its liability at this site, the Company believes that it will not have a material adverse effect on its financial position or results of operations.

Solid and Hazardous Waste
-------------------------

      The Resource Conservation and Recovery Act of 1976 (RCRA) provides federal mandates and authority for dealing with the generation, treatment, storage, transportation and disposal of solid or hazardous waste. The principal utility wastes of fly ash, bottom ash and scrubber sludge are exempt from EPA regulation as hazardous waste. The Company sends its wastes designated as hazardous to appropriately licensed facilities for hazardous waste treatment, storage and disposal. The current impact of regulations under RCRA is not substantial. The only permit that will be required at this time is for the Morgantown Generating Station, where the Company burns certain amounts of PCB-contaminated mineral oil. Maryland regulations provide for a special "limited facility permit" for this activity and the Company's application for such permit is pending.

LABOR
-----

      In January 1998, the Company's current 1993 Labor Agreement with Local 1900 of the International Brotherhood of Electrical Workers (IBEW) was extended until June 1, 1999. The extension agreement was ratified by the union membership in January 1998 and all members of Local 1900 received a 2.5% lump-sum payment in February 1998. The lump-sum payment to the IBEW membership totaled $2.9 million. All other provisions of the 1993 agreement remain the same. The IBEW represents 2,534 of the Company's 4,067 employees.

NONUTILITY SUBSIDIARY
---------------------

      Potomac Capital Investment Corporation (PCI), the Company's wholly owned subsidiary, was formed in 1983 with the objective of supplementing utility earnings and building long-term shareholder value. In April 1996, the Company reorganized its nonutility subsidiaries whereby PEPCO Enterprises, Inc. (PEI), an energy services and telecommunications products and services company, became a subsidiary of PCI. Investments made by PEI contributed $1.7 million in after-tax earnings to PCI during 1997.

      PCI's assets totaled $1.2 billion at December 31, 1997, including equipment leases of aircraft and power plants totaling $626.9 million, marketable securities, primarily fixed rate preferred stocks totaling $302.5 million, and to a lesser extent, real estate and other investments. The Company's equity investment in PCI was $227 million at December 31, 1997, including $49.9 million in subsidiary retained earnings. Since its inception in 1983, PCI has paid the parent Company $100 million in dividends.


      PCI's leasing activities include operating and finance lease investments, asset management and marketing of aircraft and aircraft engines, and investments in power generation equipment and real estate.

      PCI's earnings for 1997 were $17.1 million compared with net earnings of $16.9 million in 1996 and a net loss of $124.4 million in 1995. During 1997, PCI sold its remaining aircraft held for disposal, resulting in a $2 million pre-tax ($1.3 million after-tax) charge to earnings. As a result of joint venture operations during 1997, PCI's obligation for previously accrued deferred income taxes was reduced, resulting in after-tax earnings of $7.4 million after provision for transaction costs. PCI's earnings for 1997 also include capital gains totaling $4.5 million, net of tax, related primarily to tender offers accepted by PCI which reduced the cost basis of its preferred stock portfolio by $83 million since year end 1996. Proceeds were used to pay down debt, resulting in a decrease in interest expense from 1996.

      On December 18, 1997, PCI and RCN Telecom Services, Inc. (RCN) of Princeton, New Jersey, signed the definitive agreements forming a joint venture known as Starpower Communications, L.L.C. to provide a package of local and long distance telephone, cable television, high speed Internet and other telecommunications services to residents and businesses in the Washington, D.C./Baltimore/Northern Virginia metropolitan region. The joint venture is equally owned and managed by PCI and RCN. PCI and RCN each will invest up to $150 million over a three-year period to build out, market and provide these services over an advanced fiber optic network. PCI's investment in the joint venture will be funded through cash from operations and borrowings under its Medium-Term Note facility. PCI expects that the joint venture will incur operating losses initially, as it develops and expands its network and customer base. Start-up costs incurred by PCI relating to the telecommunications business have been expensed.

      The $302.5 million securities portfolio, consisting primarily of fixed-rate electric utility preferred stocks, provides PCI with liquidity and investment flexibility. During 1997, PCI reduced the cost basis of its marketable securities portfolio by $83 million primarily as the result of calls and acceptance of tender offers (approximately $118.1 million) offset by purchases of $35.1 million. The reduced size of the preferred stock portfolio lessens the impact of future fluctuations in interest rates.

      PCI's investments in real estate include commercial buildings built for and leased principally to the tenant, an apartment project, residential land under development and commercial, industrial and residential land held for long-term development. PCI's net investment in real estate was $45.3 million at December 31, 1997.

      Additional information concerning PCI's investment activities is presented in Management's Discussion and Analysis incorporated by reference in
Item 7.


Part I
------
Item 2  PROPERTIES
------  ----------
                                                                          Megawatts of Net Capability
                                                              Steam       ---------------------------      Net Megawatt-
                                                             Generation      Steam        Combustion     Hours Generated
Generating Station                 Location                 Primary Fuel   Generation     Turbine <F1>       in 1997
------------------ --------------------------------------- -------------- ------------   ------------    ---------------
                                                                                                            (Thousands)

Benning            Benning Road and Anacostia River, N.E.     No. 4 Oil           550              -                 53
                     Washington, D.C.

Buzzard Point      1st and V Streets, S.W.                         -                -            256                 17
                     Washington, D.C.

Potomac River      Bashford Lane and Potomac River              Coal              482              -              1,870
                     Alexandria, Virginia

Dickerson          Potomac River, South of Little Monocacy      Coal              546            291              3,434
                     River, Dickerson, Maryland

Chalk Point        Patuxent River at Swanson Creek              Coal/           1,907            516 <F2>         4,815
                     Aquasco, Maryland                      Residual Oil/
                                                             Natural Gas

Morgantown         Potomac River, South of Route 301            Coal/           1,164            248              6,942
                     Newburg, Maryland                      Residual Oil
                                                                          -----------    -----------        -----------
  Total - Wholly owned Units                                                    4,649          1,311             17,131

Conemaugh          Indiana County, Pennsylvania                 Coal              165              1              1,191
                                                                          -----------    -----------        -----------
  Total - All Stations Operated                                                 4,814          1,312             18,322
                                                                          ------------                      ===========
Cogeneration                                                                        -              -                263
                                                                                                            ===========
Purchased Capacity
  Ohio Edison <F3>                                                                450              -              3,375
  Panda-Brandywine <F4>                                                           230              -                406
                                                                          ------------                      -----------
                                                                                  680              -              3,781
                                                                          ------------                      ===========
Total System, excluding Short-
  term Capacity Transactions                                                    5,494          1,312
                                                                          ------------   ------------
Short-term Capacity Transactions, net <F5>                                       (233)             -
                                                                          ------------   ------------

  Total System                                                                  5,261          1,312
                                                                          ===========    ===========

All of the above properties are held in fee, but as to Conemaugh, the Company holds a
9.72% undivided interest as a tenant in common.
<F1>Combustion turbines burn No. 2 fuel oil and certain units can also burn natural gas.
<F2>Includes 84 megawatts supplied by a combustion turbine owned by SMECO and operated by the Company.
<F3>Generating capacity under long-term agreements with Ohio Edison and AEI.
<F4>Generating capacity under long-term agreement with Panda-Brandywine L.P.
<F5>Generating capacity purchases of 32 megawatts from Northeast Maryland Waste Disposal Authority and generating capacity sales of 100 megawatts to Delmarva Power & Light Company, 130 megawatts to GPU, Inc. and 35 megawatts to Northeast Utilities Service Company.

      The five steam-electric generating stations, together with combustion turbines, had an aggregate net capability at December 31, 1997, of 5,960 megawatts (including the 84 megawatt combustion turbine owned by SMECO at the Company's Chalk Point Generating Station), assuming all units are available for service at the time and for the usual duration of the system peak (which occurs in the summer). The Company also has 166 megawatts of net capability available from its 9.72% undivided interest in a mine-mouth, steam-electric generating station known as the Conemaugh Generating Station, located in Indiana County, Pennsylvania, which it owns with eight other utilities as tenants in common. The Company also receives generating capacity and associated energy from Ohio Edison under long-term agreements with Ohio Edison and AEI. The agreements, which provide for 450 megawatts of capacity and associated energy, are expected to continue at that level through the year 2005. In addition, the Company has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. The Panda facility achieved full commercial operation in October 1996. The net 60-minute peak load in 1997 was 5,689 megawatts, which occurred on June 25, 1997, and was 1.4% below the all-time summer peak demand of 5,769 megawatts. To meet the 1997 summer peak demand, the Company also had approximately 265 megawatts available from its dispatchable EUM programs. For additional information regarding the Company's net generating capability, see "Construction Program" and "Fuel" under Item 1 - Business.

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

                                      Dividends              Price Range
                   Period             Per Share            High       Low
           ---------------------   ---------------       --------  ---------

           1997:
             First Quarter......   $.415                 $26       $23-7/8
             Second Quarter.....    .415                  24-7/8    21-1/8
             Third Quarter......    .415                  23-3/4    21
             Fourth Quarter.....    .415     $1.66        26        21

           1996:
             First Quarter......   $.415                 $27-3/8   $24-1/2
             Second Quarter.....    .415                  26-5/8    24-3/8
             Third Quarter......    .415                  26-3/4    24
             Fourth Quarter.....    .415     $1.66        27-3/8    23-5/8


      The number of holders of Common Stock was 79,626 at March 3, 1998, and 81,229 at December 31, 1997.

      There were 118,527,028 and 118,500,891 shares of the Company's $1 par value Common Stock outstanding at March 3, 1998, and December 31, 1997, respectively. A total of 200 million shares is authorized.

      In January 1998, a dividend of 41-1/2 cents per share was declared payable March 31, 1998, to holders of record of the Company's common stock on March 10, 1998. The Company's current annual dividend on common stock is $1.66 per share. The dividend rate is determined by the Company's Board of Directors and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flow levels. The Company has no current plans to change the dividend; however, there can be no assurance that the $1.66 dividend rate will be in effect in the future.

Item 6    SELECTED FINANCIAL DATA
------    -----------------------

      The information required by Item 6 is incorporated herein by reference to "Selected Consolidated Financial Data" in the Financial Information of the Company's 1997 Annual Report to shareholders.


Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

      The information required by Item 7 is incorporated herein by reference to the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" in the Financial Information section of the Company's 1997 Annual Report to shareholders.

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 16, 1998, and supplementary data from the Company's 1997 Annual Report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1997 Annual Report to shareholders is not deemed filed as part of this Form 10-K Annual Report.

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      None.




Part III
--------
Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

      The information required by Item 10 consisting of information required by Item 401 of Regulation S-K with regard to Directors of the registrant and the information required by Item 405 of Regulation S-K is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 4, 1998.

      Information with regard to the executive officers of the registrant as of March 3, 1998, is as follows:

Executive Officers
------------------
                                                                Served in
                                                              such position
        Name                      Position               Age      since
--------------------   --------------------------------  ---  -------------

Edward F. Mitchell     Chairman of the Board              66      1992 (1)

John M. Derrick, Jr.   President and Chief Executive
                         Officer and Director             57      1997 (2)

Dennis R. Wraase       Senior Vice President and
                         Chief Financial Officer          53      1997 (3)

William T. Torgerson   Senior Vice President External
                         Affairs and General Counsel      53      1994 (4)

Earl K. Chism          Vice President and Comptroller     62      1994 (5)

Kirk J. Emge           Vice President - Regulatory
                         Law                              48      1994 (6)

Susann D. Felton       Vice President - Generation
                         Fuels and Business Planning      49      1992

William R. Gee, Jr.    Vice President - Resource
                         Planning                         57      1991

Robert C. Grantley     Vice President - Customer
                         Service and Power Distribution   49      1989

Anthony J. Kamerick    Vice President and Treasurer       50      1994 (7)

Anthony S. Macerollo   Vice President - Corporate
                         Services                         56      1989



Executive Officers (cont.)
--------------------------
                                                                Served in
                                                              such position
        Name                      Position               Age      since
--------------------   --------------------------------  ---  -------------


James S. Potts         Vice President - Environment       52      1993 (8)

William J. Sim         Vice President - Generation        53      1991

Andrew W. Williams     Vice President - Transmission
                         and Marketing                    48      1989

None of the above persons has a "family relationship" with any other officer listed or with any director.


      The term of office for each of the above persons is from October 23, 1997, until the next succeeding Annual Meeting and until their successors have been elected and qualified.

 (1)  Mr. Mitchell was also Chief Executive Officer, prior to October 23,
      1997.

 (2) Mr. Derrick was elected to the position of Chief Executive Officer on October 23, 1997 and President on December 21, 1992.

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

 (7) Mr. Kamerick was elected to his present position on April 27, 1994. Prior to that time he held the position of Comptroller from 1992 to 1994.

 (8) Mr. Potts was elected to his present position on April 28, 1993. Prior to that time he held the position of Manager, Generating Strategic Support since 1991.


Item 11   EXECUTIVE COMPENSATION
-------   ----------------------

      The information required by Item 11 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 4, 1998.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

      The information required by Item 12 is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 4, 1998. There is no shareholder that is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

      None.








Part IV
-------
Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------   --------------------------------------------------------------

(a)       Documents List
          --------------

1.  Financial Statements

      The following documents are filed as part of this report as incorporated herein by reference from the indicated pages of the Company's 1997 Annual Report.

                                              Reference (Page)
                                              ----------------
                                                            Form 10-K
                                       Annual Report      Annual Report
                                      to Shareholders      Exhibit 13
                                      ---------------     -------------

      Consolidated Balance Sheets -
        December 31, 1997 and 1996          16-17             30-31

      Consolidated Statements of
        Earnings - for the years
        ended December 31, 1997,
        1996 and 1995                        18                32

      Consolidated Statements of
        Cash Flows - for the years
        ended December 31, 1997,
        1996 and 1995                        19                33

      Notes to Consolidated Financial
        Statements                          20-31             34-70

      Report of Independent Accountants      32                29


2.  Financial Statement Schedule

      Unaudited supplementary data entitled "Quarterly Financial Summary (Unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 16).

      Schedule II (Valuation and Qualifying Accounts) and the Report of Independent Accountants on Consolidated Financial Statement Schedule is submitted pursuant to Item 14(d).

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


3. Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).

Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

3.1       Charter of the Company..............  Filed herewith.

3.2       By-Laws of the Company..............  Filed herewith.

4         Mortgage and Deed of Trust dated
          July 1, 1936, of the Company to
          The Bank of New York as Successor
          Trustee, securing First Mortgage
          Bonds of the Company, and
          Supplemental Indenture dated
          July 1, 1936........................  Exh. B-4 to First Amendment,
                                                6/19/36, to Registration
                                                Statement No. 2-2232.

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
          September 15, 1972..................  Exh. 2-E to Registration




Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         April 1, 1973.......................  Exh. A to Form 8-K, 5/9/73.
(cont.)   January 2, 1974.....................  Exh. 2-D to Registration
                                                Statement No. 2-49803,
                                                12/5/73.
          August 15, 1974.....................  Exhs. 2-G and 2-H to
                                                Amendment No. 1 to
                                                Registration Statement
                                                No. 2-51698, 8/14/74.
          June 15, 1977.......................  Exh. 4-A to Form 10-K,
                                                3/19/81.
          July 1, 1979........................  Exh. 4-B to Form 10-K,
                                                3/19/81.
          June 16, 1981.......................  Exh. 4-A to Form 10-K,
                                                3/19/82.
          June 17, 1981.......................  Exh. 2 to Amendment No. 1,
                                                6/18/81, to Form 8-A.
          December 1, 1981....................  Exh. 4-C to Form 10-K,
                                                3/19/82.
          August 1, 1982......................  Exh. 4-C to Amendment No. 1
                                                to Registration Statement
                                                No. 2-78731, 8/17/82.
          October 1, 1982.....................  Exh. 4 to Form 8-K, 11/8/82.

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
          March 1, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.


Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         March 2, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
(cont.)   July 1, 1993........................  Exh. 4.4 to Registration
                                                Statement No. 33-49973,
                                                8/11/93.
          August 20, 1993.....................  Exh. 4.4 to Registration
                                                Statement No. 33-50377,
                                                9/23/93.
          September 29, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          September 30, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          October 1, 1993.....................  Exh. 4 to Form 10-K, 3/25/94.
          February 10, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          February 11, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          March 10, 1995......................  Exh. 4.3 to Registration
                                                Statement No. 61379, 7/28/95.
          September 6, 1995...................  Exh. 4 to Form 10-K, 4/1/96.
          September 7, 1995...................  Exh. 4 to Form 10-K, 4/1/96.
          October 2, 1997.....................  Filed herewith.

4-A       Indenture, dated as of January 15,
          1988, between the Company and
          The Bank of New York, Successor
          Trustee for the Company's
          $75,000,000 issue of 7% Convertible
          Debentures due 2018 ................  Exh. 4-A to Form 10-K,
                                                3/25/88.
4-B       Indenture, dated as of July 28,
          1989, between the Company and
          The Bank of New York, Trustee,
          with respect to the Company's
          Medium-Term Note Program............  Exh. 4 to Form 8-K, 6/21/90.

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

          Employment Agreement**..............  Exh. 10.1 to Form 10-Q,
                                                10/30/95.
          Employment Agreement**..............  Exh. 10.2 to Form 10-Q,
                                                10/30/95.

Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

10        Employment Agreement**..............  Exh. 10.3 to Form 10-Q,
(cont.)                                         10/30/95.
          Employment Agreement**..............  Exh. 10.4 to Form 10-Q,
                                                10/30/95.
          Amendment to Employment Agreement**.  Exh. 10.5 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.6 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.7 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.8 to Form 10-Q,
                                                10/30/95.
          Severance Agreement**...............  Exh. 10.9 to Form 10-Q,
                                                10/30/95.
          Amendment to Employment Agreement**.  Exh. 10.1 to Form 10-K,
                                                4/1/96.
          Amendment to Employment Agreement**.  Exh. 10.2 to Form 10-K,
                                                4/1/96.
          Amendment to Employment Agreement**.  Exh. 10.3 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.4 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.5 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.6 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.7 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.8 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.9 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.10 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.11 to Form 10-K,
                                                4/1/96.
          Severance Agreement**...............  Exh. 10.12 to Form 10-K,
                                                4/1/96.
          Amendment to Agreement, dated
          December 8, 1995 between the
          Company and the International
          Brotherhood of Electrical Workers
          (Local Union #1900) and Contract
          Ratification Notification dated
          December 22, 1995**.................  Exh. 10.13 to Form 10-K,
                                                4/1/96.



Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

10.1      Amendment to Employment Agreement...  Filed herewith.

10.2      1998 General Memorandum of Under-
          standing, dated January 8, 1998
          between the Company and the
          International Brotherhood of
          Electrical Workers (Local Union
          #1900)..............................  Filed herewith.

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



(b)   Reports on Form 8-K
      -------------------

      A Current Report on Form 8-K was filed by the Company on October 30, 1997, providing details of the District of Columbia Public Service Commission's approval of the proposed Merger with Baltimore Gas and Electric Company (BGE) to create Constellation Energy Corporation. The item reported on such Form 8-K was Item 5 (Other Events).

      A Current Report on Form 8-K was filed by the Company on December 22, 1997, providing details of the termination of the proposed Merger with BGE to create Constellation Energy Corporation. The item reported on such Form 8-K was Item 5 (Other Events).







     Schedule II                     Valuation and Qualifying Accounts
     -----------                     ---------------------------------



                Col. A                         Col. B              Col. C               Col. D        Col. E
                ------                         ------              ------               ------        ------

                                                                  Additions
                                               Balance    -------------------------                   Balance
                                                  at      Charged to   Charged to                       at
                                              Beginning    Costs and      Other                         End
             Description                      of Period    Expenses    Accounts <F1> Deductions <F2> of Period
-------------------------------------------   ---------   ----------   -----------   -------------   ---------
                                                                 (Thousands of Dollars)



Year Ended December 31, 1997
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   1,598   $    9,804   $     1,003   $     (10,003)  $   2,402
      Nonutility subsidiary                   $   6,000   $        -   $         -   $           -   $   6,000


Year Ended December 31, 1996
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   1,969   $    8,517   $     1,225   $     (10,113)  $   1,598
      Nonutility subsidiary                   $   6,000   $        -   $         -   $           -   $   6,000


Year Ended December 31, 1995
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $   2,732   $    7,171   $     1,070   $      (9,004)  $   1,969
      Nonutility subsidiary                   $   5,000   $    1,000   $         -   $           -   $   6,000



<F1> Collection of accounts previously written off.
<F2> Uncollectible accounts written off.







                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 26th day of March, 1998.

                                              POTOMAC ELECTRIC POWER COMPANY
                                                      (Registrant)

                                                   /S/ JOHN M. DERRICK, JR.
                                              By
                                                   --------------------------
                                                     (John M. Derrick, Jr.,
                                                   President, Chief Executive
                                                      Officer and Director)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                             Title                Date
          ---------                             -----                ----

(i)    Principal Executive Officer

       /S/ JOHN M. DERRICK, JR.
       ---------------------------     President, Chief Executive
          (John M. Derrick, Jr.)         Officer and Director


(ii),  Principal Financial Officer
(iii)  Principal Accounting Officer

       /S/ D. R. WRAASE
       ---------------------------     Senior Vice President and
            (Dennis R. Wraase)           Chief Financial Officer


(iv)   Directors:

       /S/ EDWARD F. MITCHELL
       ---------------------------     Chairman of the Board
           (Edward F. Mitchell)

       /S/ ROGER R. BLUNT, SR.
       ---------------------------            Director
           (Roger R. Blunt, Sr.)


                                                                March 26, 1998

          Signature                             Title                Date
          ---------                             -----                ----


(iv)   Directors (cont.):

       /S/ A. JAMES CLARK
       ---------------------------            Director
            (A. James Clark)

       /S/ H. LOWELL DAVIS
       ---------------------------            Director
            (H. Lowell Davis)


       ---------------------------            Director
          (Richard E. Marriott)

       /S/ DAVID O. MAXWELL
       ---------------------------            Director
          (David O. Maxwell)

       /S/ FLORETTA D. McKENZIE
       ---------------------------            Director
          (Floretta D. McKenzie)


       ---------------------------            Director
          (Ann D. McLaughlin)

       /S/ PETER F. O'MALLEY
       ---------------------------            Director
         (Peter F. O'Malley)

       /S/ LOUIS A. SIMPSON
       ---------------------------            Director
          (Louis A. Simpson)

       /S/ A. THOMAS YOUNG
       ---------------------------            Director
           (A. Thomas Young)






                                                                March 26, 1998



(c)   Exhibit 11     Computations of Earnings Per Common Share
      ----------     ----------------------------------------

      The information required by Exhibit 11 is incorporated herein by reference to Note 7 of the "Notes to Consolidated Financial Statements" on page 25 of the Company's Annual Report to shareholders.









Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1997 through 1993 on the basis of parent company operations only, are as follows.








                                                             For The Year Ended December 31,
                                               ---------------------------------------------------------

                                                  1997        1996        1995        1994        1993
                                               ---------   ---------   ---------   ---------   ---------
                                                                 (Thousands of Dollars)

Net income                                      $164,749    $220,066    $218,788    $208,074    $216,478
Taxes based on income                             97,487     135,011     129,439     116,648     107,223
                                               ---------   ---------   ---------   ---------   ---------

Income before taxes                              262,236     355,077     348,227     324,722     323,701
                                               ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                               146,703     146,939     146,558     139,210     141,393
  Interest factor in rentals                      23,616      23,560      23,431       6,300       5,859
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges                              170,319     170,499     169,989     145,510     147,252
                                               ---------   ---------   ---------   ---------   ---------

Income before income taxes and fixed charges    $432,555    $525,576    $518,216    $470,232    $470,953
                                               =========   =========   =========   =========   =========

Coverage of fixed charges                           2.54        3.08        3.05        3.23        3.20
                                                    ====        ====        ====        ====        ====


Preferred dividend requirements                  $16,579     $16,604     $16,851     $16,437     $16,255
                                               ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.59        1.61        1.59        1.56        1.50
                                               ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                        $26,361     $26,732     $26,793     $25,642     $24,383
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends     $196,680    $197,231    $196,782    $171,152    $171,635
                                               =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           2.20        2.66        2.63        2.75        2.74
                                                    ====        ====        ====        ====        ====






Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1997 through 1993 on a fully consolidated basis are as follows.









                                                             For The Year Ended December 31,
                                               ---------------------------------------------------------

                                                  1997        1996        1995        1994        1993
                                               ---------   ---------   ---------   ---------   ---------
                                                                 (Thousands of Dollars)

Net income                                      $181,830    $236,960     $94,391    $227,162    $241,579
Taxes based on income                             65,669      80,386      43,731      93,953      62,145
                                               ---------   ---------   ---------   ---------   ---------

Income before taxes                              247,499     317,346     138,122     321,115     303,724
                                               ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                               216,156     231,029     238,724     224,514     221,312
  Interest factor in rentals                      23,687      23,943      26,685       9,938       9,257
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges                              239,843     254,972     265,409     234,452     230,569
                                               ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest          (493)       (649)       (529)       (521)     (2,059)
                                               ---------   ---------   ---------   ---------   ---------

Income before income taxes and fixed charges    $486,849    $571,669    $403,002    $555,046    $532,234
                                               =========   =========   =========   =========   =========

Coverage of fixed charges                           2.03        2.24        1.52        2.37        2.31
                                                    ====        ====        ====        ====        ====


Preferred dividend requirements                  $16,579     $16,604     $16,851     $16,437     $16,255
                                               ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.36        1.34        1.46        1.41        1.26
                                               ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                        $22,547     $22,249     $24,602     $23,176     $20,481
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends     $262,390    $277,221    $290,011    $257,628    $251,050
                                               =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           1.86        2.06        1.39        2.15        2.12
                                                    ====        ====        ====        ====        ====



Exhibit 21      Subsidiaries of the Registrant
----------      ------------------------------

      The Company has one wholly owned nonutility subsidiary company, Potomac Capital Investment Corporation (PCI), which was incorporated in Delaware in 1983.


Exhibit 23      Consent of Independent Accountants
----------      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) and to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) of Potomac Electric Power Company of our report dated January 16, 1998 appearing in the Annual Report to shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Consolidated Financial Statement Schedule, which appears under Item 14(a) of this Form 10-K.





/s/ Price Waterhouse LLP
Washington, D.C.
March 26, 1998






Report of Independent Accountants on Consolidated
-------------------------------------------------
Financial Statement Schedule
----------------------------


January 16, 1998


To the Board of Directors of
Potomac Electric Power Company


Our audits of the consolidated financial statements referred to in our report dated January 16, 1998 appearing in the 1997 Annual Report to shareholders of Potomac Electric Power Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








/s/ Price Waterhouse LLP
Washington, D.C.










