Form 10-Q
period 1998-03-31
POTOMAC ELECTRIC POWER CO
filed 1998-05-13
CIK 79732

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                March 31, 1998
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding at March 31, 1998
--------------------------       -----------------------------
Common Stock, $1 par value                118,527,287
                        TABLE OF CONTENTS



PART I - Financial Information                               Page
  Item 1 - Consolidated Financial Statements


    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Comprehensive Income...............................  5
      (2) Income Taxes.......................................  6
      (3) Capitalization and Fair Value of Financial
            Instruments......................................  9
      (4) Commitments and Contingencies...................... 13
    Report of Independent Accountants on Review of Interim
      Financial Information.................................. 14

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Forward Looking Statements............................... 15
    Utility
      Results of Operations.................................. 16
      Capital Resources and Liquidity........................ 18
    Nonutility Subsidiary
      Results of Operations.................................. 19
      Capital Resources and Liquidity........................ 21
    New Accounting Standards................................. 22

PART II - Other Information
  Item 1 - Legal Proceedings................................. 23
  Item 4 - Submission of Matters to a Vote of
             Security Holders................................ 23
  Item 5 - Other Information
    Other Financing Arrangements............................. 25
    Base Rate Proceedings.................................... 25
    Restructuring of the Bulk Power Market................... 27
    Competition.............................................. 27
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 28
    Selected Nonutility Subsidiary Financial Information..... 30
    Statistical Data......................................... 32
  Item 6 - Exhibits and Reports on Form 8-K.................. 33
  Signatures................................................. 34
  Computations of Earnings Per Common Share.................. 35
  Computation of Ratios - Parent Company Only................ 36
  Computation of Ratios - Fully Consolidated................. 37
  Independent Accountants Awareness Letter................... 38



Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------


                                    POTOMAC ELECTRIC POWER COMPANY
                        Consolidated Statements of Earnings and Retained Income
                                              (Unaudited)
                        -------------------------------------------------------


                                                      Three Months Ended        Twelve Months Ended
                                                           March 31,                 March 31,
                                                     --------------------     ----------------------
                                                        1998       1997           1998        1997
                                                     ---------  ---------     ----------  ----------
                                                      (Thousands of Dollars except Per Share Data)
Revenue
  Sales of electricity                               $ 366,306  $ 369,653     $1,796,453  $1,811,818
  Other electric revenue                                 3,537      4,833          9,733      12,252
                                                     ---------  ---------     ----------  ----------
    Total Operating Revenue                            369,843    374,486      1,806,186   1,824,070
  Interchange deliveries                                10,546     14,574         48,653     138,708
                                                     ---------  ---------     ----------  ----------
    Total Revenue                                      380,389    389,060      1,854,839   1,962,778
                                                     ---------  ---------     ----------  ----------
Operating Expenses
  Fuel                                                  82,015     78,507        323,127     313,586
  Purchased energy                                      40,428     51,074        189,915     305,751
  Capacity purchase payments                            39,962     35,944        154,930     129,452
  Other operation                                       55,962     51,836        224,416     219,443
  Maintenance                                           20,012     21,173         94,091      91,270
                                                     ---------  ---------     ----------  ----------
    Total Operation and Maintenance                    238,379    238,534        986,479   1,059,502
  Depreciation and amortization                         58,822     57,600        233,263     225,215
  Income taxes                                           1,488      5,295        113,924     131,208
  Other taxes                                           45,829     45,409        202,141     200,219
                                                     ---------  ---------     ----------  ----------
    Total Operating Expenses                           344,518    346,838      1,535,807   1,616,144
                                                     ---------  ---------     ----------  ----------
Operating Income                                        35,871     42,222        319,032     346,634
                                                     ---------  ---------     ----------  ----------
Other Income (Loss)
  Nonutility Subsidiary
    Income                                              36,063     39,807        121,396     137,460
    Loss on assets held for disposal                         -          -         (2,022)       (424)
    Expenses, including interest
      and income taxes                                 (29,745)   (26,357)      (109,425)   (109,160)
                                                     ---------  ---------     ----------  ----------
      Net earnings from nonutility
        subsidiary                                       6,318     13,450          9,949      27,876
  Allowance for other funds used during
    construction and capital cost recovery factor          250      1,660          5,298       6,495
  Write-off of merger costs                                  -          -        (52,533)          -
  Other, net                                               818        686         24,153       3,388
                                                     ---------  ---------     ----------  ----------
    Total Other Income (Loss)                            7,386     15,796        (13,133)     37,759
                                                     ---------  ---------     ----------  ----------
Income Before Utility Interest Charges                  43,257     58,018        305,899     384,393
                                                     ---------  ---------     ----------  ----------
Utility Interest Charges
  Long-term debt                                        34,427     34,744        135,250     134,416
  Other                                                  2,500      2,098         11,537      12,144
  Allowance for borrowed funds used during
    construction and capital cost recovery factor       (1,202)    (1,806)        (7,268)     (7,375)
                                                     ---------  ---------     ----------  ----------
      Net Utility Interest Charges                      35,725     35,036        139,519     139,185
                                                     ---------  ---------     ----------  ----------
Net Income                                               7,532     22,982        166,380     245,208
Dividends on Preferred Stock                             4,140      4,145         16,573      16,590
                                                     ---------  ---------     ----------  ----------
Earnings for Common Stock                                3,392     18,837        149,807     228,618

Retained Income at Beginning of Period                 734,318    760,285        730,197     695,521
Dividends on Common Stock                              (49,158)   (49,148)      (196,625)   (196,607)
Subsidiary Marketable Securities, Net
  Unrealized Gain, Net of Tax                            1,623        223          6,796       2,665
                                                     ---------  ---------     ----------  ----------
Retained Income at End of Period                     $ 690,175  $ 730,197     $  690,175  $  730,197
                                                     =========  =========     ==========  ==========
Basic Average Common Shares
  Outstanding (000's)                                  118,511    118,499        118,503     118,498
Basic Earnings Per Common Share                          $0.03      $0.16          $1.26       $1.93
Diluted Average Common Shares
  Outstanding (000's)                                  118,511    118,534        124,280     124,332
Diluted Earnings Per Common Share                        $0.03      $0.16          $1.26       $1.89
Cash Dividends Per Common Share                         $0.415     $0.415          $1.66       $1.66
Book Value Per Share                                                              $15.35      $15.69
Dividend Payout Ratio                                                              131.7%       86.0%
Effective Federal Income Tax Rate                                                   27.4%       25.9%

                                         POTOMAC ELECTRIC POWER COMPANY
                                           Consolidated Balance Sheets
                                     (Unaudited at March 31, 1998 and 1997)
                                     --------------------------------------


                                                                   March 31,      December 31,        March 31,
                  ASSETS                                             1998             1997              1997
                  ------                                        -------------    -------------     -------------
                                                                             (Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   6,401,759    $   6,392,750     $   6,244,707
  Construction work in progress                                        97,951           94,309            74,292
  Electric plant held for future use                                    4,253            4,231             4,170
  Nonoperating property                                                22,827           22,824            22,976
                                                                -------------    -------------     -------------
                                                                    6,526,790        6,514,114         6,346,145
  Accumulated depreciation                                         (2,046,399)      (2,027,780)       (1,920,609)
                                                                -------------    -------------     -------------
      Net Property and Plant                                        4,480,391        4,486,334         4,425,536
                                                                -------------    -------------     -------------
Current Assets
  Cash and cash equivalents                                             6,118            5,630             1,263
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2,171, $2,102
    and $673                                                          115,813          116,554           119,047
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     35,106           32,256            30,491
  Accrued unbilled revenue                                             63,640           69,259            62,976
  Prepaid taxes                                                        16,827           33,740            18,004
  Other prepaid expenses                                                4,777            7,599             3,599
  Material and supplies - at average cost
    Fuel                                                               56,164           59,434            74,243
    Construction and maintenance                                       69,423           68,128            69,026
                                                                -------------    -------------     -------------
      Total Current Assets                                            367,868          392,600           378,649
                                                                -------------    -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  236,691          238,125           238,517
  Conservation costs, net                                             217,093          221,528           229,684
  Unamortized debt reacquisition costs                                 52,043           52,745            54,851
  Other                                                               158,538          148,900           168,268
                                                                -------------    -------------     -------------
      Total Deferred Charges                                          664,365          661,298           691,320
                                                                -------------    -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                             4,473              422            53,280
  Marketable securities                                               265,207          302,522           310,473
  Investment in finance leases                                        461,541          463,592           493,761
  Operating lease equipment, net of accumulated
    depreciation of $123,478, $153,541 and $127,856                   147,436          163,289           188,974
  Assets held for disposal                                                  -                -             5,900
  Receivables, less allowance for uncollectible
    accounts of $6,000                                                 39,618           64,243            66,622
  Other investments                                                   171,236          162,865           185,880
  Other assets                                                         13,416           10,392            16,133
  Deferred income taxes                                                51,014                -                 -
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Assets                            1,153,941        1,167,325         1,321,023
                                                                -------------    -------------     -------------
      Total Assets                                              $   6,666,565    $   6,707,557     $   6,816,528
                                                                =============    =============     =============

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $     118,527    $     118,501     $     118,497
  Other common equity                                               1,700,539        1,744,527         1,740,630
  Serial preferred stock                                              125,000          125,290           125,297
  Redeemable serial preferred stock                                   141,000          141,000           142,500
  Long-term debt                                                    1,902,200        1,901,486         1,718,310
                                                                -------------    -------------     -------------
      Total Capitalization                                          3,987,266        4,030,804         3,845,234
                                                                -------------    -------------     -------------
Other Non-Current Liabilities
  Capital lease obligations                                           159,729          160,406           162,322
                                                                -------------    -------------     -------------
      Total Other Non-Current Liabilities                             159,729          160,406           162,322
                                                                -------------    -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                        985           52,054           200,985
  Short-term debt                                                     225,000          131,375           173,540
  Accounts payable and accrued expenses                               174,163          185,893           143,565
  Capital lease obligations due within one year                        20,772           20,772            20,772
  Other                                                                89,184           92,293            79,939
                                                                -------------    -------------     -------------
      Total Current Liabilities                                       510,104          482,387           618,801
                                                                -------------    -------------     -------------
Deferred Credits
  Income taxes                                                      1,033,509        1,029,318           986,453
  Investment tax credits                                               56,396           57,308            60,045
  Other                                                                19,458           19,034            39,398
                                                                -------------    -------------     -------------
      Total Deferred Credits                                        1,109,363        1,105,660         1,085,896
                                                                -------------    -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                      702,293          830,458           989,480
  Short-term notes payable                                            113,195            7,685             1,000
  Deferred taxes and other                                             84,615           90,157           113,795
                                                                -------------    -------------     -------------
      Total Nonutility Subsidiary Liabilities                         900,103          928,300         1,104,275
                                                                -------------    -------------     -------------
      Total Capitalization and Liabilities                      $   6,666,565    $   6,707,557     $   6,816,528
                                                                =============    =============     =============

                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                        Three Months Ended       Twelve Months Ended
                                                                            March 31,                 March 31,
                                                                     -----------------------   -----------------------
                                                                       1998           1997        1998         1997
                                                                     ---------     ---------   ---------     ---------
                                                                                   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $   1,214     $   9,532   $ 156,431     $ 217,332
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                       58,822        57,600     233,263       225,215
    Deferred income taxes and investment tax credits                     6,216        12,275      54,486        93,775
    Deferred conservation costs                                         (7,017)       (7,644)    (33,916)      (41,219)
    Allowance for funds used during construction
      and capital cost recovery factor                                  (1,452)       (3,466)    (12,566)      (13,870)
    Changes in materials and supplies                                    1,974        (5,496)     17,682        (6,534)
    Changes in accounts receivable and accrued unbilled revenue          3,510        24,790      (2,045)       21,364
    Changes in accounts payable                                        (16,047)      (21,180)     11,521       (17,406)
    Changes in other current assets and liabilities                     19,762        (1,165)     18,467         3,168
    Changes in deferred merger costs                                         -        (4,546)     33,555       (26,941)
    Net other operating activities                                     (11,898)       (5,324)    (61,225)      (23,899)
  Nonutility subsidiary:
    Net earnings                                                         6,318        13,450       9,949        27,876
    Deferred income taxes                                              (52,104)      (21,738)    (94,125)      (23,412)
    Loss on assets held for disposal                                         -             -       2,022           424
    Changes in other assets and net other operating activities          24,781        28,565      59,932        31,045
                                                                     ---------     ---------   ---------     ---------
Net Cash From Operating Activities                                      34,079        75,653     393,431       466,918
                                                                     ---------     ---------   ---------     ---------

Investing Activities
  Total investment in property and plant                               (38,294)      (42,609)   (227,429)     (195,108)
  Allowance for funds used during construction
    and capital cost recovery factor                                     1,452         3,466      12,566        13,870
                                                                     ---------     ---------   ---------     ---------
    Net investment in property and plant                               (36,842)      (39,143)   (214,863)     (181,238)
  Nonutility subsidiary:
    Purchase of marketable securities                                     (500)      (23,133)    (12,470)      (31,561)
    Proceeds from sale or redemption of marketable securities           40,316        95,502      69,814       149,853
    Investment in leased equipment                                           -        (7,480)          -       (10,536)
    Proceeds from sale or disposition of leased equipment               11,000             -      39,484         3,658
    Proceeds from sale of assets held for disposal                           -             -           -         9,654
    Proceeds from sale of assets                                             -         1,600       5,700         1,315
    Purchase of other investments                                      (12,641)      (15,963)    (17,281)      (38,029)
    Proceeds from sale or distribution of other investments              2,665         4,723      16,672        37,205
    Investment in promissory notes                                           -           (12)          -        (1,664)
    Proceeds from promissory notes                                           -        30,019      34,101        44,714
                                                                     ---------     ---------   ---------     ---------
Net Cash From (Used By) Investing Activities                             3,998        46,113     (78,843)      (16,629)
                                                                     ---------     ---------   ---------     ---------

Financing Activities
  Dividends on common stock                                            (49,158)      (49,148)   (196,625)     (196,607)
  Dividends on preferred stock                                          (4,140)       (4,145)    (16,573)      (16,590)
  Redemption of preferred stock                                            (64)            -      (1,564)            -
  Issuance of long-term debt                                                 -             -     182,267        99,500
  Reacquisition and retirement of long-term debt                       (51,069)       (1,460)   (201,071)      (26,480)
  Short-term debt, net                                                  93,625        42,150      51,460      (113,400)
  Other financing activities                                               (77)         (196)     (1,442)       (4,823)
  Nonutility subsidiary:
    Issuance of long-term debt                                          10,660             -      50,660       105,000
    Repayment of long-term debt                                       (138,825)       (6,752)   (337,847)     (185,058)
    Short-term debt, net                                               105,510       (50,650)    112,195       (72,233)
                                                                     ---------     ---------   ---------     ---------
Net Cash Used By Financing Activities                                  (33,538)      (70,201)   (358,540)     (410,691)
                                                                     ---------     ---------   ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                     4,539        51,565     (43,952)       39,598
Cash and Cash Equivalents at Beginning of Period                         6,052         2,978      54,543        14,945
                                                                     ---------     ---------   ---------     ---------
Cash and Cash Equivalents at End of Period                           $  10,591     $  54,543   $  10,591     $  54,543
                                                                     =========     =========   =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $27,374, $31,331, $67,535 and $79,920)               $  67,181     $  73,246   $ 196,689     $ 211,421
  Income taxes                                                       $       -     $   1,761   $  10,714     $  27,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

     The information furnished in the accompanying Consolidated Statements of Earnings and Retained Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.

     Certain 1997 amounts have been reclassified to conform to the current year presentation.

(1)  COMPREHENSIVE INCOME
     --------------------

     Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 130 entitled "Reporting Comprehensive Income." This pronouncement establishes standards for reporting and display of comprehensive income and its components. The Company's components of comprehensive income are net income, and unrealized gains and losses on marketable securities. Comprehensive income totaled $9.2 million and $173.2 million for the three and twelve months ended March 31, 1998, compared to $23.2 million and $247.9 million in the corresponding periods ended March 31, 1997.




(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                               Three Months Ended            Twelve Months Ended
                                                                    March 31,                     March 31,
                                                             -------------------------     -----------------------
                                                                 1998           1997          1998          1997
                                                             ----------     ----------     ---------     ---------
                                                                        (Thousands of Dollars)
Utility current tax expense
  Federal                                                    $   (3,500)    $   (6,443)    $  35,195     $  32,273
  State and local                                                (1,066)          (851)        4,476         4,653
                                                             ----------     ----------     ---------     ---------
Total utility current tax expense                                (4,566)        (7,294)       39,671        36,926
                                                             ----------     ----------     ---------     ---------
Utility deferred tax expense
  Federal                                                         5,549         11,403        50,424        85,885
  State and local                                                 1,579          1,784         7,711        11,539
  Investment tax credits                                           (912)          (912)       (3,649)       (3,649)
                                                             ----------     ----------     ---------     ---------
Total utility deferred tax expense                                6,216         12,275        54,486        93,775
                                                             ----------     ----------     ---------     ---------

Total utility income tax expense                                  1,650          4,981        94,157       130,701
                                                             ----------     ----------     ---------     ---------

Nonutility subsidiary current tax expense
  Federal                                                        14,241          7,206        37,456        (7,012)

Nonutility subsidiary deferred tax expense
  Federal                                                       (14,705)       (20,188)      (56,788)      (21,833)
                                                             ----------     ----------     ---------     ---------
Total nonutility subsidiary income tax expense                     (464)       (12,982)      (19,332)      (28,845)
                                                             ----------     ----------     ---------     ---------

Total consolidated income tax expense                             1,186         (8,001)       74,825       101,856
Income taxes included in other income                              (302)       (13,296)      (39,099)      (29,352)
                                                             ----------     ----------     ---------     ---------
Income taxes included in utility operating expenses          $    1,488     $    5,295     $ 113,924     $ 131,208
                                                             ==========     ==========     =========     =========




Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                                Three Months Ended           Twelve Months Ended
                                                                     March 31,                    March 31,
                                                             -------------------------     -----------------------
                                                                1998           1997           1998          1997
                                                             ----------   ------------     ---------     ---------
                                                                            (Thousands of Dollars)
Income before income taxes                                   $    8,718     $   14,981     $ 241,205     $ 347,064
                                                             ==========     ==========     =========     =========

Utility income tax at federal
  statutory rate                                             $    1,003     $    5,079     $  87,707     $ 121,811
    Increases (decreases) resulting from
      Depreciation                                                2,765          2,522        11,096         9,847
      Removal costs                                              (1,259)        (1,392)       (5,769)       (4,658)
      Allowance for funds used during
        construction                                                213            205           867           762
      Other                                                        (494)        (1,128)       (3,797)       (3,705)
      State income taxes, net of federal effect                     334            607         7,921        10,525
      Tax credits                                                  (912)          (912)       (3,868)       (3,881)
                                                             ----------     ----------     ---------     ---------
Total utility income tax expense                                  1,650          4,981        94,157       130,701
                                                             ----------     ----------     ---------     ---------

Nonutility subsidiary income tax at federal
  statutory rate                                                  2,049            164        (3,285)         (339)
    Decreases resulting from
      Dividends received deduction                               (1,235)        (1,522)       (5,132)       (7,000)
      Reversal of previously accrued deferred taxes                   -        (10,125)            -       (17,423)
      Other                                                      (1,278)        (1,499)      (10,915)       (4,083)
                                                             ----------     ----------     ---------     ---------
Total nonutility subsidiary income tax credit                      (464)       (12,982)      (19,332)      (28,845)
                                                             ----------     ----------     ---------     ---------

Total consolidated income tax expense                             1,186         (8,001)       74,825       101,856
Income taxes, included in other income                             (302)       (13,296)      (39,099)      (29,352)
                                                             ----------     ----------     ---------     ---------
Income taxes included in utility operating expenses          $    1,488     $    5,295     $ 113,924     $ 131,208
                                                             ==========     ==========     =========     =========





Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                               Mar. 31,       Dec. 31,      Mar. 31,
                                                                 1998           1997          1997
                                                             ----------     ----------     ---------
                                                                      (Thousands of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                        $  877,258     $  869,343     $ 832,877
  Rapid amortization of certified pollution
    control facilities                                           25,395         25,445        24,426
  Deferred taxes on amounts to be collected
    through future rates                                         89,611         90,154        90,302
  Property taxes                                                 13,574         13,525        12,878
  Deferred fuel                                                  (6,082)        (7,369)      (14,855)
  Prepayment premium on debt retirement                          19,696         19,962        20,759
  Deferred investment tax credit                                (21,351)       (21,697)      (22,733)
  Contributions in aid of construction                          (30,233)       (30,054)      (28,811)
  Contributions to pension plan                                  18,157         18,157        16,170
  Conservation costs (demand side management)                    47,105         48,041        43,435
  Other                                                          19,328         21,683        21,701
                                                             ----------     ----------     ---------
Total utility deferred tax liabilities, net                   1,052,458      1,047,190       996,149
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                        18,949         17,872         9,696
                                                             ----------     ----------     ---------
Total utility deferred tax liabilities, net - non-current    $1,033,509     $1,029,318     $ 986,453
                                                             ==========     ==========     =========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                             $  112,885     $  119,448     $ 142,572
  Operating leases                                               23,949         28,823        39,192
  Alternative minimum tax                                       (97,109)       (97,109)      (97,109)
  Assets with a tax basis greater than book basis               (38,882)             0             0
  Other                                                         (51,857)       (50,947)      (45,204)
                                                             ----------     ----------     ---------
Total nonutility subsidiary deferred tax liabilities
  (assets), net                                              $  (51,014)    $      215     $  39,451
                                                             ==========     ==========     =========



(3)  CAPITALIZATION AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     ------------------------------------------------------

Common Equity
-------------

     At March 31, 1998, 118,527,287 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of March 31, 1998, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,769,412 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively.

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock and Long-Term Debt
   ------------------------

     At March 31, 1998, the Company had outstanding 5,339,696 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,095,501 shares is authorized. At March 31, 1998, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $6.3 million and $10.1 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     At March 31, 1998, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.087% ($2.0435) for the period March 1, 1998, through May 31, 1998. For the period December 1, 1997, through February 28, 1998, the annual dividend rate was 4.374% ($2.187). The average rate at which dividends were paid during the twelve months ended March 31, 1998, was 4.26% ($2.13).

     At March 31, 1998, the Company had outstanding three series of $50 par value Redeemable Serial Preferred Stock. There are one million shares of the $3.89 (7.78%) Series of 1991 on which the sinking fund requirement commences June 1, 2001; one million shares of the $3.40 (6.80%) Series of 1992 on which the sinking fund requirement commences September 1, 2002; and 839,696 shares of the $3.37 (6.74%) Series of 1987 on which the sinking fund requires redemption, beginning June 1993, at par, of not less than 30,000 nor more than 60,000 shares annually.

     On March 1, 1998, the Company redeemed the remaining 1,278 shares of serial preferred stock, $2.44 convertible series of 1966, at $50 per share.


     On April 22, 1998, the Company announced the redemption on June 1, 1998, of 60,000 shares of serial preferred stock, $3.37 series of 1987, at $50 per share for sinking fund purposes. The Company further announced the redemption on June 1, 1998, in accordance with their terms of all of the 779,696 shares remaining after the sinking fund redemption of serial preferred stock, $3.37 series of 1987, at $51.13 per share; all of the 500,000 shares of serial preferred stock, $3.82 series of 1969, at $51.00 per share; and all of the 1,000,000 shares of $3.89 series of 1991, at $53.89 per share. Sinking fund requirements through 2002 with respect to the one series of Redeemable Serial Preferred Stock that will remain outstanding following the above redemptions are $2.5 million in 2002.

     The estimated fair values of the Company's financial instruments at March 31, 1998, are summarized below:

                                           Carrying      Fair
                                            Amount       Value
                                          ----------   ----------
                                          (Thousands of Dollars)

Utility
  Capitalization and Liabilities
    Serial preferred stock                $  125,000   $  125,298
                                          ==========   ==========

    Redeemable serial preferred stock     $  141,000   $  146,270
                                          ==========   ==========
    Long-term debt
      First mortgage bonds (net of
        unamortized premium and
        discount of $14,141)              $1,452,659   $1,493,501
      Medium-term notes (net of
        unamortized discount of $1,884) 281,206 289,953 Convertible debentures (net of
        unamortized discount of $9,501)      168,335      175,435
                                          ----------   ----------
        Total long-term debt              $1,902,200   $1,958,889
                                          ==========   ==========

Nonutility Subsidiary
  Assets
    Marketable securities                 $  265,207   $  265,207
                                          ==========   ==========

    Notes receivable                      $   26,433   $   22,997
                                          ==========   ==========

  Liabilities
    Long-term debt                        $  702,293   $  710,554
                                          ==========   ==========


     At March 31, 1998, the aggregate annual interest requirement on the Company's long-term debt, including debt due within one year, was $130.4 million; and the aggregate amounts of long-term debt maturities are $45 million in 1999, $100 million in 2000, $165 million in 2001 and $190 million in 2002.

     On February 15, 1998, the Company redeemed, at maturity, $50 million of 4-3/8% First Mortgage Bonds.

Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at March 31, 1998, consisted primarily of unsecured borrowings from institutional lenders. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.41% at March 31, 1998, 7.48% at December 31, 1997, and 7.45% at March 31, 1997. Annual aggregate principal repayments on these borrowings are $163.7 million in 1998, $170 million in 1999, $122.5 million in 2000, $71.5 million in 2001, $93 million in 2002 and $31.2 million thereafter. Also included in long-term debt is $50.4 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.

Nonutility Subsidiary Contractual Maturities
--------------------------------------------

     At March 31, 1998, the contractual maturities for mandatory redeemable preferred stock are $4.5 million within one year, $104.1 million from one to five years, $88.3 million from five to 10 years and $55.4 million for over 10 years.





                              11


----------------------------------

     Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.


                                           Three Months Ended           Twelve Months Ended
                                                March 31,                    March 31,
                                             1998        1997            1998         1997
                                           -------     -------         --------     --------
                                                  (Thousands except Per Share Data)
Income (Numerator):

Earnings applicable to common stock         $3,392     $18,837         $149,807     $228,618

Add:  Dividends paid or accrued on
        Convertible Preferred Stock              - <F1>      4               13           15
      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                     - <F1>      - <F1>       6,343        6,406
                                           -------     -------         --------     --------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                                $3,392     $18,841         $156,163     $235,039
                                           =======     =======         ========     ========
Shares (Denominator):

Average shares outstanding for
  computation of basic earnings
  per common share                         118,511     118,499          118,503      118,498
                                           =======     =======         ========     ========
Average shares outstanding for
  diluted computation:

  Average shares outstanding               118,511     118,499          118,503      118,498

  Additional shares resulting from:
    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                          - <F1>     35               29           35
    Conversion of 7% Convertible
      Debentures                                 - <F1>      - <F1>       2,355        2,406
    Conversion of 5% Convertible
      Debentures                                 - <F1>      - <F1>       3,393        3,393
                                           -------     -------         --------     --------
Average shares outstanding for
  computation of diluted
  earnings per common share                118,511     118,534          124,280      124,332
                                           =======     =======         ========     ========

Basic earnings per common share              $0.03       $0.16            $1.26        $1.93

Diluted earnings per common share            $0.03       $0.16            $1.26        $1.89

<F1>  These amounts are not reflected in the computation of diluted EPS because the effects are antidilutive and would increase diluted EPS.


(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Labor Agreement
---------------

     In January 1998, the Company and Local 1900 of the International Brotherhood of Electrical Workers, extended their 1993 Labor Agreement, which was due to expire on June 1, 1998, for one year. Members of Local 1900 received a 2.5% lump sum payment in February 1998, which totaled $2.9 million. All other provisions of the 1993 agreement remain the same.

     On April 22, 1998, the Company announced that it is offering a targeted severance plan to exempt, non-bargaining and bargaining unit employees who lose employment due to corporate restructuring and/or job consolidations. The severance will first be offered on a voluntary basis to full-time employees in job classifications in which the Company expects reductions, and will ultimately be offered to all employees who involuntarily lose employment. Participants will receive two weeks of pay per year of service, with a minimum payment of eight weeks of pay.
In addition, participants will receive subsidized health and dental insurance for one month for every two years of service, with a maximum of eighteen months of insurance coverage. Applicable costs for employees who accept the Company's offer will be accrued in the second quarter of 1998.


* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of Price Waterhouse LLP (on page 14) will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379, 333-33495 and 333-51241) and Forms S-8
(Numbers 33-36798, 33-53685 and 33-54197), filed under the
Securities Act of 1933. Such report of Price Waterhouse LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiary (the Company) at March 31, 1998 and 1997, and the related consolidated statements of earnings and retained income for the three and twelve month periods then ended and the consolidated statements of cash flows for the three and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statement of earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.
May 13, 1998

Part I  FINANCIAL INFORMATION
------  ---------------------
Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
------  ----------------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------

FORWARD LOOKING STATEMENTS
--------------------------

     This Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition contains forward looking statements, as defined by the Private Securities Litigation Act of 1995, with regard to matters that could have an impact on the future operations, financial results or financial condition of the Company. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Actual results may differ materially from those anticipated by the forward looking statements, depending on the occurrence or nonoccurrence of future events or conditions that are difficult to predict and generally are beyond the control of the Company. All such forward looking statements relating to the following matters are qualified by the cautionary statements below and contained elsewhere herein.

GROWTH IN DEMAND, SALES AND CAPACITY TO FULFILL DEMAND

     The actual growth in demand for and sales of electricity within the Company's service territory may vary from the statements made concerning the anticipated growth in demand and sales, depending upon a number of factors, including weather conditions, the competitive environment, general economic conditions and the demographics of the Company's service territory. Future construction expenditures (including the need to construct additional generation capacity) may vary from the projections, depending on the accuracy of management's expectations regarding growth in demand for and sales of electricity, regulatory developments and the evolution of the competitive marketplace for electricity.

COMPETITION

     Increased competition will have an impact on future results of operations, which may be adverse, and will depend, among other factors, upon governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission
(FERC) and the Maryland and District of Columbia public service commissions, future economic conditions and the influence exerted by emerging market forces over the structure of the electric industry.

UTILITY
-------

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE

     Total revenue decreased for the three and twelve months ended March 31, 1998, as compared to the corresponding periods in 1997. The decrease in revenue from sales of electricity for the three month period ended March 31, 1998, compared to the corresponding period in 1997, was primarily due to unusually mild weather, which resulted in a 2% decrease in kilowatt-hour sales from the corresponding 1997 period. As measured in heating degree days, the winter weather in the first quarter of 1998 was 4% warmer than in 1997 and 17% warmer than the 20-year average. Although kilowatt-hour sales for the twelve months ending March 31, 1998, were unchanged from the corresponding period in 1997, revenue from the sale of electricity decreased, reflecting the reduction in the Maryland Demand Side Management (DSM) surcharge tariff, partially offset by an increase of 2.6% in Maryland base rates pursuant to a November 1997 settlement agreement. The decrease in the Maryland DSM surcharge tariff, which became effective June 6, 1997, will reduce annual revenue by approximately $17 million, reflecting the Company's efforts to narrow conservation program offerings and limit conservation spending. In the second quarter of 1997, the Company recorded a $1.6 million bonus for achieving 1996 energy saving goals under the conservation incentive provision of the tariff; in the third quarter of 1996, the Company recorded an $8.9 million bonus for achieving 1995 energy saving goals.

     Interchange deliveries decreased for the three and twelve months ended March 31, 1998, as compared to the corresponding periods in 1997. The decrease for the three month period ended March 31, 1998, reflects the decrease in the level of bilateral energy transactions under the Company's wholesale power sales tariff. The decrease for the twelve month period ended March 31, 1998, reflects the termination in January 1997, of purchase-for-resale agreements, where the Company purchased energy from one party for the purpose of selling that energy to a third party.

     In January 1997, the Company implemented an open access transmission tariff (OATT) and in April 1997, the Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) implemented an OATT on behalf of its transmission owners, replacing the Company's tariff. Under these tariffs, the Company has received point-to-point transmission service revenue, which is classified as "Other electric revenue," and which totaled $.2 million and $1 million in the three and twelve months ended March 31, 1998, and $1.4 million for each corresponding period in 1997. The benefits derived from interchange deliveries, capacity sales in the

District of Columbia and revenue under the open access transmission tariff are passed through to the Company's customers through a fuel adjustment clause.

     Recent rate orders received by the Company provided for changes in annual base rate revenue as shown in the table below:

                            Rate
                         (Decrease)
                          Increase       %          Effective
Regulatory Jurisdiction    ($000)      Change          Date
-----------------------  ----------    -------    ---------------
Federal - Wholesale       $(2,500)      (1.8)%    January 1998
Maryland                   24,000        2.6      November 1997

See Part II, Item 5, Base Rate Proceedings, for additional information.

OPERATING EXPENSES

     Fuel and purchased energy decreased for the three and twelve months ended March 31, 1998, as compared to the corresponding periods ended March 31, 1997. Fuel expense increased for the three and twelve months ended March 31, 1998, as compared to the corresponding periods in 1997, primarily due to increases of 8.7% and 9.3%, respectively, in net generation. The decrease in purchased energy for the three months ended March 31, 1998, reflects changes in levels and prices of energy purchased from PJM and other utilities and power marketers. The decrease in purchased energy for the twelve months ended March 31, 1998, reflects the termination in January 1997, of purchase-for-resale agreements.

     The unit fuel costs for the comparative periods ended
March 31, were as follows:

                              Three                 Twelve
                          Months Ended            Months Ended
                            March 31,               March 31,
                          -------------           -------------
                          1998    1997            1998    1997
                          -----   -----           -----   -----
System Average
  Fuel Cost per MBTU      $1.79   $1.83           $1.83   $1.80


     System average unit fuel cost decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to a decrease in the cost of residual oil and an increase in the percent of residual oil's contribution to the fuel mix. System average unit fuel cost increased for the twelve months ended March 31, 1998, as compared to the corresponding period in 1997, due to an increase in the cost of coal.

     For the twelve month periods ended March 31, 1998 and 1997, the Company obtained 89% and 90%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Capacity purchase payments increased for the three and twelve months ended March 31, 1998, as compared to the corresponding periods in 1997. These increases reflect capacity payments made under the Panda contract, which commenced January
1, 1997.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three and twelve months ended March 31, 1998, as compared to the corresponding periods in 1997, primarily due to increases in other operation and maintenance expenses resulting from increased labor costs, and increases in depreciation and amortization expense associated with additional investment in property and plant; partially offset by decreased income taxes due to lower taxable income.

     As discussed in the 1997 Form 10-K, the Company has implemented an approach to address compliance with year 2000 processing requirements of its computer systems. The preliminary target date for completion of the necessary modifications is mid-1999. The costs of expected modifications will be approximately $10 million, and will be charged to expense as incurred; through March 31, 1998, $2.1 million has been charged to expense. Approximately $.9 million has been expensed in the three months ended March 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.5 billion at March 31, 1998, an increase of $12.7 million from the investment at December 31, 1997, and an increase of $180.6 million from the investment at March 31, 1997. Cash invested in property and plant construction, excluding AFUDC and CCRF, amounted to $36.8 million for the three months ended March 31, 1998, and $214.9 million for the twelve months then ended.

     At March 31, 1998, the Company's capital structure, excluding short-term debt and serial preferred stock redemption due within one year, and nonutility subsidiary debt, consisted of 47.7% long-term debt, 3.1% serial preferred stock, 3.6% redeemable serial preferred stock and 45.6% common equity.

     Cash from utility operations, after dividends, was $1.8 million for the three months ended March 31, 1998, and $202.5 million for the twelve months then ended as compared with $2.1 million and $217.8 million, respectively, for the corresponding periods ended March 31, 1997.

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

     On March 1, 1998, the Company redeemed the remaining 1,278 shares of serial preferred stock, $2.44 convertible series of 1966, at $50 per share.

     On April 22, 1998, the Company announced the redemption on June 1, 1998, of 60,000 shares of serial preferred stock, $3.37 series of 1987, at $50 per share for sinking fund purposes. The Company further announced the redemption on June 1, 1998, in accordance with their terms of all of the 779,696 shares remaining after the sinking fund redemption of serial preferred stock, $3.37 series of 1987, at $51.13 per share; all of the 500,000 shares of serial preferred stock, $3.82 series of 1969, at $51.00 per share; and all of the 1,000,000 shares of $3.89 series of 1991, at $53.89 per share.

     On February 19, 1998, the Company applied for a 10.5% increase in the Maryland fuel rate. The proposed rate became effective March 1, 1998, subject to refund.

     Outstanding utility short-term debt totaled $225 million at March 31, 1998, an increase of $93.6 million from the $131.4 million outstanding at December 31, 1997, and an increase of $51.5 million from the $173.5 million outstanding at March 31, 1997. See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization and Fair Value of Financial Instruments, for additional information.

NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     PCI's earnings for the three and twelve months ended March 31, 1998 were $6.3 million ($.05 per share) and $9.9 million ($.08 per share), respectively, compared with $13.5 million ($.11 per share) and $27.9 million ($.24 per share) for the same periods ended March 31, 1997. The decreases in earnings for the three and twelve months ended March 31, 1998, from the corresponding periods in 1997, were primarily the result of first quarter 1997 joint venture operations that reduced PCI's obligation for previously accrued deferred income taxes, resulting in after-tax earnings of $7.4 million after the provision for transaction costs; and capital gains which totaled $5.3 million pre-tax ($3.4 million after-tax) and $7.3 million pre-tax ($4.7 million after-tax) for the three and twelve month periods ended March 31, 1997, respectively, compared to zero and $1.6 million pre-tax ($1 million after-tax) for the corresponding periods in 1998. During the first quarter of 1998, PCI sold a B-747 aircraft on lease to Continental Airlines and recorded after-tax earnings of $1.3 million. Also during the first quarter of 1998, PCI sold undeveloped land and recorded an after-tax gain of $2 million.

     Currently, PCI generates income primarily from its leasing activities and securities investments. Income from leasing activities, which includes rental income, gains on asset sales, interest income and fees, totaled $21.7 million and $76.2 million for the three and twelve months ended March 31, 1998, respectively, compared to $21.1 million and $88.9 million for the corresponding periods in 1997. The increase for the three month period ended March 31, 1998, over the corresponding period in 1997 was primarily due to the gain on sale of the B-747 aircraft in the first quarter of 1998 offset by a decrease in interest income as a result of sales of aircraft notes receivable during 1997. The decrease for the twelve-month period ended March 31, 1998, from the corresponding period in 1997 was primarily due to reduced interest income and rental income. PCI's marketable securities portfolio contributed pre-tax income of $4.6 million and $21.5 million for the three and twelve months ended March 31, 1998, respectively, compared to $11.7 million and $35.4 million for the corresponding periods in 1997. These results include net realized gains of zero and $1.6 million for the three and twelve months ended March 31, 1998, respectively, compared to $5.3 million and $7.3 million for the three and twelve months ended March 31, 1997, respectively. Securities income also decreased for the three and twelve months ended March 31, 1998, due to a decrease in dividend income as a result of the reduction in the preferred stock portfolio.

     Other income increased by $2.8 million and $10.5 million for the three and twelve months ended March 31, 1998, respectively, compared to the corresponding periods in 1997. The increase for the three months ended March 31, 1998, over the corresponding period in 1997 was primarily the result of the $3.1 million gain on the sale of real estate during the first quarter of 1998. The increase for the twelve month period ended March 31, 1998, over the corresponding period in 1997, was due to the real estate sale and to an increase in revenue of approximately $8.8 million related to PCI's operating subsidiary Pepco Services, Inc.

     Expenses before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $30.2 million and $130.8 million for the three and twelve months ended March 31, 1998, respectively, compared to $39.3 million and $138.4 million for the corresponding periods in 1997. The decreases during the three and twelve months ended March 31, 1998, compared to the corresponding periods in 1997, were primarily due to decreased interest expense as a result of reduced debt outstanding, as proceeds from sales of aircraft and marketable securities were used to pay down debt. Expenses before income taxes for the three and twelve months ended March 31, 1998, also decreased from the corresponding periods in 1997 due to the reductions in administrative and general expenses relating primarily to one-time transactions closed during 1996 and the first quarter of 1997.

     PCI had income tax credits of $.5 million and $19.3 million for the three and twelve months ended March 31, 1998, respectively, compared to $13 million and $28.8 million for the corresponding periods in 1997. The decreases in income tax credits for the three and twelve month periods ended March 31, 1998 from 1997 were primarily the result of first quarter 1997 joint venture operations that reduced previously accrued deferred taxes by $10.1 million.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     PCI has a $265.2 million securities portfolio, consisting primarily of fixed-rate electric utility preferred stocks.
During the first quarter of 1998, PCI had a net reduction in the cost basis of its marketable securities portfolio of $39.8 million, primarily as the result of calls and acceptance of tender offers of approximately $40.3 million offset by purchases of $.5 million. The reduced size of the preferred stock portfolio lessens the impact of future fluctuations in interest rates. The proceeds from securities activity during the first quarter of 1998 were used to pay down short-term debt. PCI also received $11 million in cash proceeds from the sale of a B-747 aircraft during the first quarter of 1998. In April 1998, PCI sold two aircraft, a B-747 on operating lease to United Airlines and an MD-82 on direct finance lease to Continental Airlines, for $50.3 million and recorded an after-tax gain of $4.1 million.

     PCI had short-term debt outstanding of $113.2 million at March 31, 1998, compared to $7.7 million at December 31, 1997 and $1 million at March 31, 1997. During 1998, PCI issued $10.7 million in long-term debt, including non-recourse debt, and debt repayments totaled $138.8 million. At March 31, 1998, PCI had $187.3 million available under its Medium-Term Note Program and $400 million of unused bank credit lines. PCI completed a new series Medium-Term Note facility during April 1998, providing up to $700 million of future debt issuances.

     As of March 31, 1998, PCI has invested $12.5 million of its total $150 million commitment to Starpower Communications, LLC, a joint venture with RCN Telecom Services, Inc. (RCN) of Princeton, N.J. Starpower has recently launched its local and long distance telephone and dial-up internet service in the Washington, D.C. area and will add video and high speed internet as it builds out its fiber optic network.

NEW ACCOUNTING STANDARDS
------------------------

     Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 130 entitled
"Reporting Comprehensive Income." See the discussion included in Note (1) of the Notes of Consolidated Financial Statements.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 entitled "Employers' Disclosures about Pensions and Other Postretirement Benefits," which will become effective for the Company's 1998 calendar year financial statements. SFAS No. 132 will standardize, consolidate and supersede the disclosure requirements of SFAS No. 87 (Employers' Accounting for Pensions), SFAS No. 88 (Employers' Accounting for Settlements and Curtailments of Deferred Pension Plans and for Termination Benefits) and SFAS No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions). SFAS No. 132 does not impact liability recognition or measurement.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 entitled "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will become effective January 1, 1999. The Company is evaluating SOP 98-1 to determine the impact, if any, on its accounting for internal use software costs.

Part II   OTHER INFORMATION
-------   -----------------
Item 1    LEGAL PROCEEDINGS
------    -----------------

     See the discussion of Environmental Matters under Item 1 -
Business of the Company's 1997 Form 10-K.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

(a)  Annual meeting of shareholders held April 22, 1998.

(b)  (1)  Directors who were elected at the annual meeting:

          For Term Expiring in 1999:

          Edmund B. Cronin, Jr.      Votes cast for:  103,044,821
                                     Votes withheld:    3,828,171

          For Term Expiring in 2001:

          John M. Derrick, Jr.       Votes cast for:  102,941,206
                                     Votes withheld:    3,931,786

          Peter F. O'Malley          Votes cast for:  102,899,133
                                     Votes withheld:    3,973,859

          Louis A. Simpson           Votes cast for:  102,968,688
                                     Votes withheld:    3,904,304

          Dennis R. Wraase           Votes cast for:  102,972,320
                                     Votes withheld:    3,900,672


     (2) Directors whose terms of office continued after the annual meeting:

              Roger R. Blunt, Sr.         Ann D. McLaughlin
              Richard E. Marriott         Edward F. Mitchell
              David O. Maxwell            A. Thomas Young
              Floretta D. McKenzie

(c)  Approval of Long-Term Incentive Plan:

     The proposal passed. There were 92,569,739 votes cast in favor of the proposal, 11,501,895 votes cast against the proposal, 2,800,553 votes abstaining and 805 broker nonvotes.

(d)  The following two shareholder proposals were introduced:

     (1) "RESOLVED: That the shareholders of PEPCO recommend that the Board of Directors take the necessary steps to reinstate the election of directors ANNUALLY, instead of the staggered system which was recently adopted."

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

          "Last year the owners of 28,159,771 shares, representing 33.7% of shares voting, voted FOR this proposal."

     The shareholder proposal was defeated. There were 57,776,384 votes cast against the proposal, 28,275,236 votes cast in support of the proposal, 3,971,094 votes abstaining and 16,850,278 broker nonvotes.

     (2) "BE IT RESOLVED: That the stockholders of Potomac Electric Power Co. (PEPCO), ("Company"), assembled in annual meeting in person and by proxy, hereby request that the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors, which means each stockholder shall be entitled to as many votes as shall equal the number of shares he or she owns, multiplied by the number of directors to be elected, and he or she may cast all of such votes for a single candidate, or any two or more candidates as he or she may see fit."

          The following statement has been supplied by the shareholder submitting this proposal:

          "REASONS: Cumulative voting is one of the few ways stockholders can attempt to elect members who they believe represent their views."

          "Cumulative voting maximizes a stockholder's voting power by allowing him or her to concentrate their votes for a single nominee or combination of nominees. For example, PEPCO has a Classified Board, which means that only four directors are elected in any given year. Without cumulative voting, the owners of 13% of the company's stock do not have a realistic chance of electing a director. They would only be able to cast their 13% for each nominee. However, with cumulative voting, those same owners would be able to actually elect a nominee by lumping all of their votes for that nominee."

          "Even if dissident stockholders do not have enough votes to elect nominees, cumulative voting ensures that management and the Board will consider their views."

     The shareholder proposal was defeated. There were 64,214,375 votes cast against the proposal, 21,146,705 votes cast in support of the proposal, 4,643,214 votes abstaining and 16,868,698 broker nonvotes.

Item 5   OTHER INFORMATION
------   -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
------------------------------------------------

     The Company and PCI satisfy their short-term financing requirements through the sale of commercial promissory notes. The Company and PCI maintain minimum 100 percent lines of credit back-up, in the amounts of $225 million and $400 million, respectively, for their outstanding commercial promissory notes. These lines of credit were unused during 1998 and 1997.

BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     As discussed in the 1997 Form 10-K, on November 25, 1997, the Maryland Public Service Commission authorized a $24 million, or 2.6%, increase in base rate revenues effective with bills rendered on and after November 30, 1997. Also, effective June 6, 1997, the Maryland DSM surcharge tariff was lowered, which will reduce annual revenues by approximately $17 million.

District of Columbia
--------------------

     As discussed in the 1997 Form 10-K, the District of Columbia
Public Service Commission authorized a $27.9 million, or 3.8%, increase in base rate revenues, effective July 1995.

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

     Pursuant to an agreement with SMECO for the years 1996 through 1998, a rate reduction of $2.5 million became effective January 1, 1998. SMECO has agreed not to give the Company a notice of reduction or termination of service prior to December 15, 1998. On April 7, 1998, SMECO issued a request for proposals for power supply resources to replace existing requirements purchases in the event it exercises its rights to reduce purchases from the Company, pursuant to terms of the existing contract or earlier, either through negotiated reductions in the required notice periods or through other means. Under the notice of reduction provision, SMECO may reduce its obligation to purchase capacity and energy from the Company by an amount not exceeding 20% per year of its anticipated total system requirements. Based on its projected load requirements and with the appropriate five calendar year notice, SMECO estimates that it could purchase approximately 150 MW of capacity and associated energy from market suppliers beginning January 1, 2004.

Federal - Interchange and Purchased Energy
------------------------------------------

     The Company participates in wholesale capacity, energy and transmission purchases and sales transactions, the savings from which are passed along to customers. In January 1997, the Company terminated purchase-for-resale agreements, where the Company purchased energy from one party (recording a corresponding expense within Purchased energy) for the purpose of selling that energy to a third party (and recording corresponding revenue within Interchange deliveries). Since April 1, 1997, all transmission service in PJM has been administered by the PJM Office of the Interconnection. In addition to interchange with PJM, the Company is actively participating in the emerging bilateral energy sales marketplace. The Company's wholesale power sales tariff allows both sales from Company-owned generation and sales of energy purchased by the Company from other market participants. Over 40 utilities and marketers have executed service agreements allowing them to arrange purchases under this tariff, and the Company has executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. The Company's power sales tariff also allows for the sale of generating capacity on a short-term basis. The Company is selling capacity to Conectiv (formerly Delmarva Power & Light Company) in the amount of 100 megawatts per month for the period June 1, 1997, through May 31, 1998; and to Northeast Utilities Service Company (NUSCO) in the amount of 35 megawatts per month during the period November 1, 1997 through December 31, 1998. Revenues from capacity and bilateral energy transactions totaled approximately $3.6 million and $8.9 million for the three and twelve months ended March 31, 1998, respectively, and $5.8 million and $6.5 million for the corresponding periods in 1997, and are included as components of interchange deliveries.

     The Company continues to purchase energy from Ohio Edison under the Company's 1987 long-term capacity purchase agreement with Ohio Edison and Allegheny Energy, Inc. (AEI). The Company is purchasing energy from the Panda facility, pursuant to a 25-year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. The Company also purchases energy from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement.

RESTRUCTURING OF THE BULK POWER MARKET
--------------------------------------

     See the discussion of the Restructuring of the Bulk Power
Market under Item 1 - Business of the Company's 1997 Form 10-K.

COMPETITION
-----------

     As discussed in the 1997 Form 10-K, the Company is currently engaged in regulatory proceedings in Maryland where the Public Service Commission has outlined steps and established dates for the phase-in implementation of competition. In the District of Columbia, the Public Service Commission is considering various issues regarding electric industry structure and competition but has not rendered a decision. In the session of the Maryland General Assembly which was concluded in April 1998, legislation was proposed to expedite the transition to full retail competition before several critical issues including tax reform, consumer protection and stranded cost treatment were resolved. Although no industry-restructuring legislation was passed during the session, the Company expects that similar legislation may be proposed when the General Assembly reconvenes in January 1999.

     In reconfiguring utility operations into generation, distribution and transmission business units, the Company has decided not to seek to become a larger generation company. The Company's generating assets are relatively small and it is expected that through future consolidations, there will remain only a few large generating companies in the country. The

Company's immediate focus will be on increasing the performance and profitability of its existing generation in the deregulated wholesale market. For the longer term, the Company intends to explore whether it should establish joint partnerships with other utilities' generating business units, create strategic alliances, stay as it is or divest the generating assets. In the area of transmission, which remains under federal regulation, the Company believes it has certain strengths and skills. The Company intends to continue to evaluate the cost effectiveness of its transmission system with a view to expanding profit potential, including the possibility of adding to the Company's transmission assets. In the area of distribution, which continues to be regulated at the local level, the Company believes it has valuable assets and skills and intends to continue to enhance its profitability locally and leverage its skills elsewhere.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales decreased 2% for the three months ended March 31, 1998, compared to sales in the corresponding period of 1997. As measured in heating degree days, the winter weather in the first quarter of 1998 was 4% warmer than in 1997 and 17% warmer than the 20-year average. Kilowatt-hour sales remained unchanged for the twelve months ended March 31, 1998 and 1997, respectively, reflecting a 4% decline in cooling degree hours offset by a .8% increase in the average number of customers. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to range between 1% and 2% over the next decade.

     The 1997 summer peak demand was 5,689 megawatts. This compares with the 1996 summer peak demand of 5,288 megawatts, and the all-time summer peak demand of 5,769 megawatts which occurred in July 1991. The Company's present generation capability, excluding short-term capacity transactions, is 6,806 megawatts. To meet the 1997 summer peak demand, the Company had approximately 265 megawatts available from its dispatchable energy use management programs. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 1.5%, reflecting anticipated service area growth trends. The 1997-1998 winter season peak demand of 4,076 megawatts was 18.6% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

Conservation
------------

     Effective March 25, 1998, the Maryland Public Service Commission approved a proposal supported by the Company to discontinue operation of all but one DSM program in Maryland.
The Company received permission to substantially reduce rebates paid to program participants for the single remaining program. The effects of retail competition and updated research information on the programs' net benefits support the discontinuance of these programs. In Maryland, the Company invested approximately $5.1 million and $23.6 million in DSM programs for the three and twelve months ended March 31, 1998, respectively, and $5.5 million and $28.5 million for corresponding periods in 1997. The Company recovers the costs of Maryland DSM programs through a base rate surcharge.

     Investment in District of Columbia DSM programs totaled approximately $.8 million and $5.2 million for the three and twelve months ended March 31, 1998, respectively, and $.8 million and $11.8 million for the corresponding periods in 1997. These DSM costs are amortized over ten years with an accrued return on unamortized costs. Annually the Company is permitted to file an application to update the amount of recovery of conservation expenditures; however, the Public Service Commission is not required to act, nor has it acted, on such requests. A proposal by the Company to eliminate DSM programs operated within the District of Columbia was filed with the Public Service Commission in March 1998, and is pending.

Construction and Generating Capacity
------------------------------------

     Construction expenditures, excluding AFUDC and CCRF, are projected to total $845 million for the five-year period 1998 through 2002, which includes approximately $75 million of estimated Clean Air Act (CAA) expenditures. In 1998, construction expenditures are projected to total $175 million, which includes $10 million of estimated CAA expenditures. The Company plans to finance its construction program primarily through funds provided by operations.

     The Company has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is approximately $5.5 million per year.

     The Company continues to purchase 450 megawatts of capacity and associated energy from Ohio Edison under a 1987 long-term capacity purchase agreement with Ohio Edison and AEI. In addition, the Company has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. The Company also continues to purchase capacity and associated energy from a 32-megawatt municipally financed resource recovery facility in Montgomery County, Maryland. This purchase has facilitated the sale of 35 megawatts of capacity to NUSCO. The capacity expense under these agreements, including an allocation of a portion of Ohio Edison's fixed operating and maintenance costs, was $38.6 million for the three months ended March 31, 1998, and is estimated at $144 million for 1998. Commitments under these agreements are estimated at $202 million for 1999, $203 million for 2000, $211 million for 2001, $209 million for 2002 and $210 million for 2003.

     The Company projects that existing contracts for nonutility generation and the emerging wholesale market for generation resources will provide adequate reserve margins to meet customers' needs well beyond the year 2000.

SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 to provide a vehicle to conduct the Company's ongoing nonutility investment programs and businesses. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $265.2 million securities portfolio, consisting primarily of investment grade preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $234.9 million, $227 million and $210.2 million, at March 31, 1998, December 31, 1997, and March 31, 1997, respectively.

Consolidated Statements of Earnings:
-----------------------------------




                                             Three                      Twelve
                                          Months Ended               Months Ended
                                            March 31,                  March 31,
                                     ----------------------     ----------------------
                                       1998         1997          1998          1997
                                     --------     ---------     ---------     ---------

                                      (Thousands of Dollars except Per Share Amounts)
Income
  Leasing activities                 $ 21,711     $ 21,115      $  76,180     $  88,859
  Marketable securities                 4,613       11,742         21,512        35,374
  Other                                 9,739        6,950         23,704        13,227
                                     --------     --------      ---------     ---------
                                       36,063       39,807        121,396       137,460
                                     --------     --------      ---------     ---------

Expenses
  Interest                             15,396       19,026         65,329        80,339
  Administrative and general            3,221        6,354         10,356        16,520
  Depreciation and operating           11,592       13,959         53,072        41,146
  Loss on assets held for
    disposal                                -            -          2,022           424
  Income tax credit                      (464)     (12,982)       (19,332)      (28,845)
                                     --------     --------      ---------     ---------
                                       29,745       26,357        111,447       109,584
                                     --------     --------      ---------     ---------
Net earnings from
  nonutility subsidiary              $  6,318     $ 13,450      $   9,949     $  27,876
                                     ========     ========      =========     =========

Per share contribution to
  earnings of the Company               $ .05        $ .11         $ .08         $ .24
                                        =====        =====         =====         =====



STATISTICAL DATA
----------------


                                             Three Months Ended                  Twelve Months Ended
                                                  March 31,                           March 31,
                                      ---------------------------------    -------------------------------------
                                        1998       1997        % Change       1998         1997         % Change
                                      --------   --------      --------    ----------   ----------      --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $113,968   $113,809          0.1     $  525,811   $  536,389         (2.0)
    General Service                    205,607    208,359         (1.3)     1,070,833    1,080,233         (0.9)
    Large Power Service <F1>             6,987      7,342         (4.8)        35,121       35,815         (1.9)
    Street Lighting                      3,621      3,281         10.4         13,265       12,560          5.6
    Rapid Transit                        6,861      6,553          4.7         29,170       28,569          2.1
    Wholesale                           29,262     30,309         (3.5)       122,253      118,252          3.4
                                      --------   --------                  ----------   ----------
      System                          $366,306   $369,653         (0.9)    $1,796,453   $1,811,818         (0.8)
                                      ========   ========                  ==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,707      1,729         (1.3)         6,542        6,624         (1.2)
    General Service                      3,551      3,655         (2.8)        15,203       15,183          0.1
    Large Power Service <F1>               167        176         (5.1)           689          687          0.3
    Street Lighting                         46         46            -            166          165          0.6
    Rapid Transit                          101        100          1.0            413          409          1.0
    Wholesale                              692        683          1.3          2,570        2,515          2.2
                                      --------   --------                  ----------   ----------
      System                             6,264      6,389         (2.0)        25,583       25,583            -
                                      ========   ========                  ==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               5.85       5.79          1.0           7.02         7.08         (0.8)
    -----------------------

  System Peak Demand <F2>
  ------------------
  (Thousands of KW)

    Summer                                   -          -                       5,689        5,288
    Winter                                   -          -                       4,076        4,632

  Net Generation
  --------------
  (Millions of KWH)                      4,709      4,333                      18,698       17,109

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                90         92                          89           90
    Oil (%)                                  9          7                           7            6
    Gas (%)                                  1          1                           4            4

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.79      $1.83                       $1.83        $1.80

  Weather Data
  ------------
    Heating Degree Days                  1,851      1,924                       3,853        3,808
    20 Year Average                      2,230                                  3,994
    Cooling Degree Hours                    71          -                       8,883        9,247
    20 Year Average                         10                                 11,117

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds
     71 degrees Fahrenheit (effective temperature).

<F1> Large Power Service customers are served at a voltage of 66KV or higher.
<F2> At March 31, 1998, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.



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
                               herewith.


         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on January 26, 1998, providing detailed information and audited consolidated financial statements. The item reported on such Form 8-K was Item 7 (Financial Statements, Pro-Forma Financial Information and Exhibits).




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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant



                          By       /s/ D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                                Senior Vice President and
                                  Chief Financial Officer


May 13, 1998
------------
   DATE






                              34



Exhibit 11     Computations of Earnings Per Common Share
----------     -----------------------------------------

     See the information included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization and Fair Value of Financial Instruments.












Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 1998, and for each of the preceding five years, on the basis of parent company operations only, are as follows.







                                                 Twelve
                                                 Months                  For The Year Ended December 31,
                                                 Ended     ---------------------------------------------------------
                                                Mar. 31,
                                                  1998        1997        1996        1995        1994        1993
                                               ---------   ---------   ---------   ---------   ---------   ---------
                                                                             (Thousands of Dollars)

Net income                                      $156,431    $164,749    $220,066    $218,788    $208,074    $216,478
Taxes based on income                             94,157      97,487     135,011     129,439     116,648     107,223
                                               ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes                              250,588     262,236     355,077     348,227     324,722     323,701
                                               ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                               146,787     146,703     146,939     146,558     139,210     141,393
  Interest factor in rentals                      23,620      23,616      23,560      23,431       6,300       5,859
                                               ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                              170,407     170,319     170,499     169,989     145,510     147,252
                                               ---------   ---------   ---------   ---------   ---------   ---------

Income before income taxes and fixed charges    $420,995    $432,555    $525,576    $518,216    $470,232    $470,953
                                               =========   =========   =========   =========   =========   =========

Coverage of fixed charges                           2.47        2.54        3.08        3.05        3.23        3.20
                                                    ====        ====        ====        ====        ====        ====


Preferred dividend requirements                  $16,573     $16,579     $16,604     $16,851     $16,437     $16,255
                                               ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.60        1.59        1.61        1.59        1.56        1.50
                                               ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                        $26,517     $26,361     $26,732     $26,793     $25,642     $24,383
                                               ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends     $196,924    $196,680    $197,231    $196,782    $171,152    $171,635
                                               =========   =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           2.14        2.20        2.66        2.63        2.75        2.74
                                                    ====        ====        ====        ====        ====        ====




Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 1998, and for each of the preceding five years, on a fully consolidated basis, are as follows.







                                                 Twelve
                                                 Months                  For The Year Ended December 31,
                                                 Ended     ---------------------------------------------------------
                                                Mar. 31,
                                                  1998        1997        1996        1995        1994        1993
                                               ---------   ---------   ---------   ---------   ---------   ---------
                                                                             (Thousands of Dollars)

Net income                                      $166,380    $181,830    $236,960     $94,391    $227,162    $241,579
Taxes based on income                             74,824      65,669      80,386      43,731      93,953      62,145
                                               ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes                              241,204     247,499     317,346     138,122     321,115     303,724
                                               ---------   ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                               212,661     216,156     231,029     238,724     224,514     221,312
  Interest factor in rentals                      23,690      23,687      23,943      26,685       9,938       9,257
                                               ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges                              236,351     239,843     254,972     265,409     234,452     230,569
                                               ---------   ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest          (539)       (493)       (649)       (529)       (521)     (2,059)
                                               ---------   ---------   ---------   ---------   ---------   ---------

Income before income taxes and fixed charges    $477,016    $486,849    $571,669    $403,002    $555,046    $532,234
                                               =========   =========   =========   =========   =========   =========

Coverage of fixed charges                           2.02        2.03        2.24        1.52        2.37        2.31
                                                    ====        ====        ====        ====        ====        ====


Preferred dividend requirements                  $16,573     $16,579     $16,604     $16,851     $16,437     $16,255
                                               ---------   ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.45        1.36        1.34        1.46        1.41        1.26
                                               ---------   ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                        $24,031     $22,547     $22,249     $24,602     $23,176     $20,481
                                               ---------   ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends     $260,382    $262,390    $277,221    $290,011    $257,628    $251,050
                                               =========   =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           1.83        1.86        2.06        1.39        2.15        2.12
                                                    ====        ====        ====        ====        ====        ====




                                                    Exhibit 15




May 13, 1998






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated May 13, 1998, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) filed on
September 12, 1990, May 18, 1994 and June 17, 1994, respectively, and on Forms S-3 (Numbers 33-58810, 33-61379, 333-33495 and 333-
51241) filed on February 26, 1993, July 28, 1995, August 13, 1997 and April 28, 1998, respectively. We are also aware of our responsibilities under the Securities Act of 1933.

Very truly yours,



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Washington, D.C.







