Form 10-Q
period 1998-06-30
POTOMAC ELECTRIC POWER CO; POTOMAC ELECTRIC POWER CO TRUST I
filed 1998-08-11
CIK 79732, 1062043

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                June 30, 1998
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding at June 30, 1998
--------------------------       ----------------------------
Common Stock, $1 par value                118,527,287



                        TABLE OF CONTENTS



PART I - Financial Information                               Page
  Item 1 - Consolidated Financial Statements
    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements
      (1) Comprehensive Income...............................  5
      (2) Income Taxes.......................................  6
      (3) Capitalization and Fair Value of Financial
            Instruments......................................  9
      (4) Commitments and Contingencies...................... 14
    Report of Independent Accountants on Review of Interim
      Financial Information.................................. 16

  Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    Forward Looking Statements............................... 17
    Utility
      Results of Operations.................................. 18
      Capital Resources and Liquidity........................ 23
    Nonutility Subsidiary
      Results of Operations.................................. 24
      Capital Resources and Liquidity........................ 26
    New Accounting Standards................................. 27

PART II - Other Information
  Item 1 - Legal Proceedings................................. 27
  Item 5 - Other Information
    Other Financing Arrangements............................. 28
    Base Rate Proceedings.................................... 28
    Restructuring of the Bulk Power Market................... 30
    Competition.............................................. 30
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 33
    Selected Nonutility Subsidiary Financial Information..... 36
    Statistical Data......................................... 38
  Item 6 - Exhibits and Reports on Form 8-K.................. 39
  Signatures................................................. 40
  Computations of Earnings Per Common Share.................. 41
  Computation of Ratios - Parent Company Only................ 42
  Computation of Ratios - Fully Consolidated................. 43
  Independent Accountants Awareness Letter................... 44







Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------


                                         POTOMAC ELECTRIC POWER COMPANY
                             Consolidated Statements of Earnings and Retained
Income
                                                   (Unaudited)

-------------------------------------------------------


                                                   Three Months Ended
Six Months Ended         Twelve Months Ended
                                                         June 30,
  June 30,                   June 30,
                                                  --------------------
---------------------     ----------------------
                                                     1998       1997
1998        1997           1998        1997
                                                  ---------  ---------
---------  ----------     ----------  ----------
                                                                 (Thousands of
Dollars except Per Share Data)
Revenue
  Sales of electricity                            $ 476,879  $ 437,924     $
843,185  $  807,577     $1,835,408  $1,788,739
  Other electric revenue                              2,489      1,631
6,026       6,464         10,591      12,182
                                                  ---------  ---------
---------  ----------     ----------  ----------
    Total Operating Revenue                         479,368    439,555
849,211     814,041      1,845,999   1,800,921
  Interchange deliveries                             49,151     11,416
59,697      25,990         86,388     111,048
                                                  ---------  ---------
---------  ----------     ----------  ----------
    Total Revenue                                   528,519    450,971
908,908     840,031      1,932,387   1,911,969
                                                  ---------  ---------
---------  ----------     ----------  ----------
Operating Expenses
  Fuel                                               92,727     78,195
174,742     156,702        337,659     316,976
  Purchased energy                                   73,556     44,376
113,984      95,450        219,096     270,932
  Capacity purchase payments                         38,615     36,781
78,577      72,725        156,765     133,649
  Other operation                                    57,443     53,296
113,405     105,132        228,562     216,476
  Maintenance                                        24,267     23,907
44,279      45,080         94,451      93,910
                                                  ---------  ---------
---------  ----------     ----------  ----------
    Total Operation and Maintenance                 286,608    236,555
524,987     475,089      1,036,533   1,031,943
  Depreciation and amortization                      58,854     56,801
117,676     114,401        235,317     227,340
  Income taxes                                       35,811     27,763
37,299      33,058        121,972     121,164
  Other taxes                                        51,504     49,232
97,333      94,641        204,411     199,611
                                                  ---------  ---------
---------  ----------     ----------  ----------
    Total Operating Expenses                        432,777    370,351
777,295     717,189      1,598,233   1,580,058
                                                  ---------  ---------
---------  ----------     ----------  ----------
Operating Income                                     95,742     80,620
131,613     122,842        334,154     331,911
                                                  ---------  ---------
---------  ----------     ----------  ----------
Other Income (Loss)
  Nonutility Subsidiary
    Income                                           37,260     28,665
73,323      68,472        129,991     134,342
    Expenses, including interest
      and income taxes                              (31,116)   (27,209)
(60,861)    (53,566)      (115,354)   (114,057)
                                                  ---------  ---------
---------  ----------     ----------  ----------
      Net earnings from nonutility
        subsidiary                                    6,144      1,456
12,462      14,906         14,637      20,285
  Allowance for other funds used during
    construction and capital cost recovery factor       230      1,681
  480       3,341          3,847       6,516
  Write-off of merger costs                               -          -
    -           -        (52,533)          -
  Other, net                                          1,219      1,638
2,037       2,324         23,734       3,414
                                                  ---------  ---------
---------  ----------     ----------  ----------
    Total Other Income (Loss)                         7,593      4,775
14,979      20,571        (10,315)     30,215
                                                  ---------  ---------
---------  ----------     ----------  ----------
Income Before Utility Interest Charges              103,335     85,395
146,592     143,413        323,839     362,126
                                                  ---------  ---------
---------  ----------     ----------  ----------
Utility Interest Charges
  Long-term debt                                     34,179     34,104
68,606      68,847        135,325     135,228
  Distributions on preferred securities
    of subsidiary company                             1,076          -
1,076           -          1,076           -
  Other                                               3,230      3,406
5,730       5,505         11,362      11,448
  Allowance for borrowed funds used during
    construction and capital cost recovery factor    (1,119)    (2,239)
(2,321)     (4,045)        (6,148)     (7,630)
                                                  ---------  ---------
---------  ----------     ----------  ----------
      Net Utility Interest Charges                   37,366     35,271
73,091      70,307        141,615     139,046
                                                  ---------  ---------
---------  ----------     ----------  ----------
Net Income                                           65,969     50,124
73,501      73,106        182,224     223,080
Dividends on preferred stock                          3,395      4,137
7,535       8,282         15,831      16,590
Redemption premium on preferred stock                 6,579          -
6,579           -          6,579           -
                                                  ---------  ---------
---------  ----------     ----------  ----------
Earnings for Common Stock                            55,995     45,987
59,387      64,824        159,814     206,490

Retained Income at Beginning of Period              690,175    730,197
734,318     760,285        728,241     711,726
Dividends on Common Stock                           (49,164)   (49,156)
(98,322)    (98,304)      (196,632)   (196,610)
Subsidiary Marketable Securities, Net
  Unrealized (Loss) Gain, Net of Tax                   (435)     1,213
1,188       1,436          5,148       6,635
                                                  ---------  ---------
---------  ----------     ----------  ----------
Retained Income at End of Period                  $ 696,571  $ 728,241     $
696,571  $  728,241     $  696,571  $  728,241
                                                  =========  =========
=========  ==========     ==========  ==========
Basic Average Common Shares
  Outstanding (000's)                               118,527    118,500
118,519     118,500        118,510     118,499
Basic Earnings Per Common Share                       $0.47      $0.39
$0.50       $0.55          $1.35       $1.74
Diluted Average Common Shares
  Outstanding (000's)                               124,245    124,292
118,527     121,927        124,268     124,319
Diluted Earnings Per Common Share                     $0.46      $0.38
$0.50       $0.55          $1.34       $1.71
Cash Dividends Per Common Share                      $0.415     $0.415
$0.83       $0.83          $1.66       $1.66
Book Value Per Share
                          $15.41      $15.67
Dividend Payout Ratio
                           123.0%       95.4%
Effective Federal Income Tax Rate
                            30.0%       25.2%


                                         POTOMAC ELECTRIC POWER COMPANY
                                          Consolidated Balance Sheets
                                     (Unaudited at June 30, 1998 and 1997)
                                     -------------------------------------


                                                                   June 30,
  December 31,        June 30,
                  ASSETS                                             1998
      1997              1997
                  ------                                        -------------
 -------------     -------------

(Thousands of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $   6,471,501
 $   6,392,750     $   6,299,044
  Construction work in progress                                        65,020
        94,309            78,450
  Electric plant held for future use                                    4,274
         4,231             4,190
  Nonoperating property                                                40,685
        22,824            22,976
                                                                -------------
 -------------     -------------
                                                                    6,581,480
     6,514,114         6,404,660
  Accumulated depreciation                                         (2,073,537)
    (2,027,780)       (1,961,519)
                                                                -------------
 -------------     -------------
      Net Property and Plant                                        4,507,943
     4,486,334         4,443,141
                                                                -------------
 -------------     -------------
Current Assets
  Cash and cash equivalents                                            13,185
         5,630             7,640
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2,280, $2,102
    and $661                                                          149,684
       116,554           164,006
  Other accounts receivable, less allowance for
    uncollectible accounts of $300                                     41,029
        32,256            29,633
  Accrued unbilled revenue                                            122,165
        69,259            94,973
  Prepaid taxes                                                         1,347
        33,740               105
  Other prepaid expenses                                                7,652
         7,599             6,892
  Material and supplies - at average cost
    Fuel                                                               46,820
        59,434            63,834
    Construction and maintenance                                       68,860
        68,128            67,931
                                                                -------------
 -------------     -------------
      Total Current Assets                                            450,742
       392,600           435,014
                                                                -------------
 -------------     -------------
Deferred Charges
  Income taxes recoverable through future rates, net                  236,409
       238,125           239,435
  Conservation costs, net                                             212,259
       221,528           229,010
  Unamortized debt reacquisition costs                                 51,341
        52,745            54,149
  Other                                                               160,716
       148,900           171,758
                                                                -------------
 -------------     -------------
      Total Deferred Charges                                          660,725
       661,298           694,352
                                                                -------------
 -------------     -------------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                             3,193
           422            19,111
  Marketable securities                                               240,811
       302,522           289,293
  Investment in finance leases                                        442,908
       463,592           486,049
  Operating lease equipment, net of accumulated
    depreciation of $108,919, $153,541 and $137,492                   114,026
       163,289           179,337
  Receivables, less allowance for uncollectible
    accounts of $6,000                                                 39,590
        64,243            47,981
  Other investments                                                   169,897
       162,865           186,906
  Other assets                                                         13,420
        10,392            17,980
  Deferred income taxes                                                64,538
             -                 -
                                                                -------------
 -------------     -------------
      Total Nonutility Subsidiary Assets                            1,088,383
     1,167,325         1,226,657
                                                                -------------
 -------------     -------------
      Total Assets                                              $   6,707,793
 $   6,707,557     $   6,799,164
                                                                =============
 =============     =============

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $     118,527
 $     118,501     $     118,501
  Other common equity                                               1,708,196
     1,744,527         1,738,619
  Serial preferred stock                                              100,000
       125,290           125,293
  Redeemable serial preferred stock                                    50,000
       141,000           141,000
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust which holds solely
    parent junior subordinated debentures                             125,000
             -                 -
  Long-term debt                                                    1,857,893
     1,901,486         1,727,065
                                                                -------------
 -------------     -------------
      Total Capitalization                                          3,959,616
     4,030,804         3,850,478
                                                                -------------
 -------------     -------------
Other Non-Current Liabilities
  Capital lease obligations                                           159,046
       160,406           161,702
                                                                -------------
 -------------     -------------
      Total Other Non-Current Liabilities                             159,046
       160,406           161,702
                                                                -------------
 -------------     -------------
Current Liabilities
  Long-term debt and preferred stock
    redemption due within one year                                     45,000
        52,054           100,985
  Short-term debt                                                     245,400
       131,375           311,600
  Accounts payable and accrued expenses                               221,340
       185,893           158,846
  Capital lease obligations due within one year                        20,772
        20,772            20,772
  Other                                                                90,654
        92,293            81,710
                                                                -------------
 -------------     -------------
      Total Current Liabilities                                       623,166
       482,387           673,913
                                                                -------------
 -------------     -------------
Deferred Credits
  Income taxes                                                      1,037,543
     1,029,318         1,001,460
  Investment tax credits                                               55,484
        57,308            59,133
  Other                                                                22,495
        19,034            40,561
                                                                -------------
 -------------     -------------
      Total Deferred Credits                                        1,115,522
     1,105,660         1,101,154
                                                                -------------
 -------------     -------------
Nonutility Subsidiary Liabilities
  Long-term debt                                                      574,095
       830,458           912,709
  Short-term notes payable                                            186,780
         7,685                 -
  Deferred taxes and other                                             89,568
        90,157            99,208
                                                                -------------
 -------------     -------------
      Total Nonutility Subsidiary Liabilities                         850,443
       928,300         1,011,917
                                                                -------------
 -------------     -------------
      Total Capitalization and Liabilities                      $   6,707,793
 $   6,707,557     $   6,799,164
                                                                =============
 =============     =============


                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                         Six
Months Ended          Twelve Months Ended

June 30,                    June 30,

-----------------------     -----------------------
                                                                       1998
      1997          1998         1997
                                                                     ---------
   ---------     ---------     ---------

   (Thousands of Dollars)
Operating Activities
  Income from utility operations                                     $  61,039
   $  58,200     $ 167,587     $ 202,795
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      117,676
     114,401       235,317       227,340
    Deferred income taxes and investment tax credits                     7,390
      25,350        42,583        95,354
    Deferred conservation costs
(13,503)      (17,752)      (30,294)      (40,191)
    Allowance for funds used during construction
      and capital cost recovery factor
(2,801)       (7,386)       (9,995)      (14,146)
    Changes in materials and supplies                                   11,882
       6,008        16,085        18,341
    Changes in accounts receivable and accrued unbilled revenue
(94,809)      (51,308)      (24,266)       34,242
    Changes in accounts payable
(18,141)      (20,405)        9,998       (22,456)
    Changes in other current assets and liabilities                     85,226
      29,630        51,791        (5,734)
    Changes in deferred merger costs                                         -
      (8,064)       37,073       (28,116)
    Net other operating activities
(14,604)       (9,796)      (51,501)      (31,562)
  Nonutility subsidiary:
    Net earnings                                                        12,462
      14,906        14,637        20,285
    Deferred income taxes
(65,394)      (25,612)     (103,541)      (25,723)
    Changes in other assets and net other operating activities          34,207
      33,866        66,079        36,065
                                                                     ---------
   ---------     ---------     ---------
Net Cash From Operating Activities                                     120,630
     142,038       421,553       466,494
                                                                     ---------
   ---------     ---------     ---------

Investing Activities
  Total investment in property and plant
(104,834)      (99,554)     (237,025)     (201,658)
  Allowance for funds used during construction
    and capital cost recovery factor                                     2,801
       7,386         9,995        14,146
                                                                     ---------
   ---------     ---------     ---------
    Net investment in property and plant
(102,033)      (92,168)     (227,030)     (187,512)
  Nonutility subsidiary:
    Purchase of marketable securities
(500)      (23,133)      (12,470)      (31,561)
    Proceeds from sale or redemption of marketable securities           65,947
     119,472        71,475       169,758
    Investment in leased equipment                                           -
      (7,480)            -        (7,480)
    Proceeds from sale or disposition of leased equipment               61,289
           -        89,773             -
    Proceeds from sale of assets                                             -
       4,900         2,400         9,415
    Purchase of other investments
(16,310)      (19,293)      (17,620)      (40,295)
    Proceeds from sale or distribution of other investments              3,074
       5,559        16,245        37,822
    Proceeds from promissory notes, net                                      -
      52,980        11,128        62,155
                                                                     ---------
   ---------     ---------     ---------
Net Cash From (Used By) Investing Activities                            11,467
      40,837       (66,099)       12,302
                                                                     ---------
   ---------     ---------     ---------

Financing Activities
  Dividends on common stock
(98,322)      (98,304)     (196,632)     (196,610)
  Dividends on preferred stock
(7,535)       (8,282)      (15,831)      (16,590)
  Redemption of preferred stock
(123,628)       (1,500)     (123,628)       (1,500)
  Issuance of mandatorily redeemable preferred securities              125,000
           -       125,000             -
  Issuance of long-term debt                                                 -
       8,090       174,177       107,590
  Reacquisition and retirement of long-term debt
(51,069)     (101,460)     (101,071)     (101,480)
  Short-term debt, net                                                 114,025
     180,210       (66,200)      (15,915)
  Other financing activities
(2,974)       (2,683)       (9,808)       (5,467)
  Nonutility subsidiary:
    Issuance of long-term debt                                          23,031
           -        63,031       105,000
    Repayment of long-term debt
(279,394)      (83,523)     (401,645)     (174,052)
    Short-term debt, net                                               179,095
     (51,650)      186,780      (159,333)
                                                                     ---------
   ---------     ---------     ---------
Net Cash Used By Financing Activities
(121,771)     (159,102)     (365,827)     (458,357)
                                                                     ---------
   ---------     ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                    10,326
      23,773       (10,373)       20,439
Cash and Cash Equivalents at Beginning of Period                         6,052
       2,978        26,751         6,312
                                                                     ---------
   ---------     ---------     ---------
Cash and Cash Equivalents at End of Period                           $  16,378
   $  26,751     $  16,378     $  26,751
                                                                     =========
   =========     =========     =========

Cash paid for interest (net of capitalized interest) and income taxes:
  Interest (including nonutility subsidiary
    interest of $33,470, $37,275, $67,687 and $76,982)               $ 101,563
   $ 103,712     $ 200,605     $ 208,791
  Income taxes (including nonutility subsidiary)                     $
(6,866)    $   1,826     $   9,860     $  27,750





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

(1)  COMPREHENSIVE INCOME
     --------------------

     The Company's components of comprehensive income are net income, and unrealized gains and losses on marketable securities. Comprehensive income totaled $65.5 million, $74.7 million and $187.4 million for the three, six and twelve months ended June 30, 1998, compared to $51.3 million, $74.5 million and $229.7 million in the corresponding periods ended June 30, 1997.






(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                         Three Months Ended
    Six Months Ended          Twelve Months Ended
                                                              June 30,
        June 30,                   June 30,
                                                     -----------------------
 ---------- -----------     ---------------------
                                                         1998         1997
    1998         1997          1998        1997
                                                     ----------   ----------
 ---------    ---------     ---------   ---------

  (Thousands of Dollars)
Utility current tax expense
  Federal                                            $   31,207   $   13,125
 $   27,707   $   6,683     $  53,277   $  22,166
  State and local                                         3,594        1,802
      2,528         952         6,267       2,886
                                                     ----------   ----------
 ----------   ---------     ----------  ---------
Total utility current tax expense                        34,801       14,927
     30,235       7,635        59,544      25,052
                                                     ----------   ----------
 ----------   ---------     ----------  ---------
Utility deferred tax expense
  Federal                                                 1,062       12,123
      6,610      23,525        39,363      86,799
  State and local                                         1,024        1,866
      2,604       3,650         6,869      12,204
  Investment tax credits                                   (912)        (912)
     (1,824)     (1,825)       (3,649)     (3,649)
                                                     ----------   ----------
 ----------   ---------     ----------  ---------
Total utility deferred tax expense                        1,174       13,077
      7,390      25,350        42,583      95,354
                                                     ----------   ----------
 ----------   ---------     ----------  ---------

Total utility income tax expense                         35,975       28,004
     37,625      32,985       102,127     120,406
                                                     ----------   ----------
 ----------   ---------     ----------  ---------

Nonutility subsidiary current tax expense
  Federal                                                13,867       (4,055)
     28,108       3,151        55,378      (6,062)

Nonutility subsidiary deferred tax expense
  Federal                                               (13,299)      (3,880)
    (28,004)    (24,068)      (66,207)    (24,152)
                                                     ----------   ----------
 ----------   ---------     ----------  ---------
Total nonutility subsidiary income tax expense              568       (7,935)
        104     (20,917)      (10,829)    (30,214)
                                                     ----------   ----------
 ----------   ---------     ----------  ---------

Total consolidated income tax expense                    36,543       20,069
     37,729      12,068        91,298      90,192
Income taxes included in other income                       732       (7,694)
        430     (20,990)      (30,674)    (30,972)
                                                     ----------   ----------
 ----------   ---------     ---------   ---------
Income taxes included in utility operating expenses  $   35,811   $   27,763
 $   37,299   $  33,058     $ 121,972   $ 121,164
                                                     ==========   ==========
 ==========   =========     =========   =========





Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                        Three Months Ended
    Six Months Ended          Twelve Months Ended
                                                              June 30,
        June 30,                   June 30,
                                                     -----------------------
 ---------- -----------     ---------------------
                                                        1998         1997
    1998         1997          1998        1997
                                                     ----------   ----------
 ---------    ---------     ---------   ---------

  (Thousands of Dollars)
Income before income taxes                           $  102,512   $   70,193
 $  111,230   $  85,174     $ 273,522   $ 313,272
                                                     ==========   ==========
 ==========   =========     ==========  =========

Utility income tax at federal
  statutory rate                                     $   33,529   $   26,836
 $   34,532   $  31,915     $  94,400   $ 113,120
    Increases (decreases) resulting from
      Depreciation                                        2,764        2,522
      5,529       5,044        11,338       9,826
      Removal costs                                      (2,030)      (1,794)
     (3,289)     (3,186)       (6,005)     (5,282)
      Allowance for funds used during
        construction                                        221          160
        434         365           928         776
      Other                                                (599)      (1,192)
     (1,093)     (2,319)       (3,205)     (3,961)
      State income taxes, net of federal effect           3,002        2,384
      3,336       2,991         8,539       9,808
      Tax credits                                          (912)        (912)
     (1,824)     (1,825)       (3,868)     (3,881)
                                                     ----------   ----------
 ----------   ---------     ----------  ---------
Total utility income tax expense                         35,975       28,004
     37,625      32,985       102,127     120,406
                                                     ----------   ----------
 ----------   ---------     ----------  ---------

Nonutility subsidiary income tax at federal
  statutory rate                                          2,349       (2,268)
      4,398      (2,104)        1,333      (3,475)
    Decreases resulting from
      Dividends received deduction                       (1,123)      (1,196)
     (2,358)     (2,718)       (5,059)     (3,788)
      Reversal of previously accrued deferred taxes           -            -
          -     (10,125)            -     (12,230)
      Other                                                (658)      (4,471)
     (1,936)     (5,970)       (7,103)    (10,721)
                                                     ----------   ----------
 ----------   ---------     ----------  ---------
Total nonutility subsidiary income tax expense              568       (7,935)
        104     (20,917)      (10,829)    (30,214)
                                                     ----------   ----------
 ----------   ---------     ----------  ---------

Total consolidated income tax expense                    36,543       20,069
     37,729      12,068        91,298      90,192
Income taxes included in other income                       732       (7,694)
        430     (20,990)      (30,674)    (30,972)
                                                     ----------   ----------
 ----------   ---------     ----------  ---------
Income taxes included in utility operating expenses  $   35,811   $   27,763
 $   37,299   $  33,058     $ 121,972   $ 121,164
                                                     ==========   ==========
 ==========   =========     ==========  =========




Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                       June 30,     Dec. 31,
  June 30,
                                                         1998         1997
    1997
                                                     ----------   ----------
 ---------
                                                              (Thousands of
Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                $  886,589   $  869,343
 $  845,159
  Rapid amortization of certified pollution
    control facilities                                   25,005       25,445
     24,036
  Deferred taxes on amounts to be collected
    through future rates                                 89,505       90,154
     90,650
  Property taxes                                         13,623       13,525
     13,094
  Deferred fuel                                          (8,098)      (7,369)
    (14,964)
  Prepayment premium on debt retirement                  19,431       19,962
     20,493
  Deferred investment tax credit                        (21,006)     (21,697)
    (22,388)
  Contributions in aid of construction                  (30,367)     (30,054)
    (29,176)
  Contributions to pension plan                          18,157       18,157
     16,170
  Conservation costs (demand side management)            46,169       48,041
     45,764
  Other                                                  15,254       21,683
     22,218
                                                     ----------   ----------
 ----------
Total utility deferred tax liabilities, net           1,054,262    1,047,190
  1,011,056
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                16,719       17,872
      9,596
                                                     ----------   ----------
 ----------
Total utility deferred tax liabilities, net -
  non-current                                        $1,037,543   $1,029,318
 $1,001,460
                                                     ==========   ==========
 ==========

Nonutility subsidiary deferred tax liabilities
  (assets)
  Finance leases                                     $  115,181   $  119,448
 $  140,216
  Operating leases                                       10,312       28,823
     39,861
  Alternative minimum tax                               (97,109)     (97,109)
    (97,109)
  Assets with a tax basis greater than book basis       (39,103)           -
          -
  Other                                                 (53,819)     (50,947)
    (46,739)
                                                     ----------   ----------
 ----------
Total nonutility subsidiary deferred tax liabilities
  (assets), net                                      $  (64,538)  $      215
 $   36,229
                                                     ==========   ==========
 ==========





(3)  CAPITALIZATION AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     ------------------------------------------------------

Common Equity
-------------

     At June 30, 1998, 118,527,287 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of June 30, 1998, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,769,412 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively.

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock, Company Obligated Mandatorily Redeemable Preferred
   ---------------------------------------------------------
   Securities and Long-Term Debt
   -----------------------------

     On June 1, 1998, the Company redeemed 60,000 shares of Serial Preferred Stock, $3.37 series of 1987, at $50 per share for sinking fund purposes. The Company also redeemed in accordance with their terms, all of the 779,696 shares remaining after the sinking fund redemption of Serial Preferred Stock, $3.37 series of 1987, at $51.13 per share; all of the 500,000 shares of Serial Preferred Stock, $3.82 series of 1969, at $51.00 per share; and all of the 1,000,000 shares of Serial Preferred Stock, $3.89 series of 1991, at $53.89 per share. The redemption totaled $123.6 million and includes $6.6 million in premiums.

     At June 30, 1998, the Company had outstanding 3,000,000 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 11,095,501 shares is authorized. At June 30, 1998, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $4.4 million and $3.4 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     At June 30, 1998, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.1% ($2.05) for the period June 1, 1998, through August 31, 1998. For the period March 1, 1998, through May 31, 1998, the annual dividend rate was 4.087% ($2.0435). The average rate at which dividends were paid during the twelve months ended June 30, 1998, was 4.26% ($2.13).



     At June 30, 1998, the Company had outstanding one million shares of Redeemable Serial Preferred Stock, $3.40 (6.80%) Series of 1992, on which the sinking fund requirement commences
September 1, 2002. The sinking fund requirement in 2002 with respect to this series is $2.5 million.

     On May 19, 1998, Potomac Electric Power Company Trust I (Trust), of which the Company owns all of the common securities, issued $125 million of 7-3/8% Trust Originated Preferred Securities (TOPrS). The proceeds from the sale of the TOPrS and from the common securities of the Trust to the Company were used by the Trust to purchase from the Company $128.9 million of 7-3/8% Junior Subordinated Deferrable Interest Debentures, due June 1, 2038. The sole assets of the Trust are the Subordinated Debentures. The Trust will use interest payments received on the Subordinated Debentures to make quarterly cash distributions on the TOPrS. Proceeds from the sale of the Subordinated Debentures to the Trust were used by the Company to redeem the three series of preferred stock on June 1, 1998. The Company's obligation under the declaration, including its obligation to pay costs, expenses, debt and liabilities of the Trust, provides a full and unconditional guarantee on a subordinated basis of amounts payable on the TOPrS. The Trust is a subsidiary of the Company, and accordingly is consolidated in the Company's financial statements.







     The estimated fair values of the Company's financial instruments at June 30, 1998, are summarized below:

                                           Carrying      Fair
                                            Amount       Value
                                          ----------   ----------
                                          (Thousands of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock                $  100,000   $   94,523
                                           ==========  ==========

    Redeemable serial preferred stock     $   50,000   $   53,610
                                          ==========   ==========
    Company obligated mandatorily
      redeemable preferred securities
      of subsidiary trust which holds
      solely parent junior subordinated
      debentures                          $  125,000   $  126,250
                                          ==========   ==========

    Long-term debt
      First mortgage bonds (net of
        unamortized premium and
        discount of $13,900)              $1,407,900   $1,462,589
      Medium-term notes (net of
        unamortized discount of $1,833) 281,257 290,075 Convertible debentures (net of
        unamortized discount of $9,100)      168,736      176,061
                                          ----------   ----------
        Total long-term debt              $1,857,893   $1,928,725
                                          ==========   ==========

Nonutility Subsidiary
  Assets
    Marketable securities (primarily
      mandatorily redeemable preferred
      stock)                              $  240,811   $  240,811
                                          ==========   ==========

    Notes receivable                      $   26,120   $   22,809
                                          ==========   ==========
  Liabilities
    Long-term debt                        $  574,095   $  578,909
                                          ==========   ==========

     At June 30, 1998, the aggregate annual interest requirement on the Company's long-term debt and Company obligated mandatorily redeemable preferred securities of subsidiary trust, including debt due within one year, was $139.6 million; and the aggregate amounts of long-term debt maturities are $45 million in 1999, $100 million in 2000, $165 million in 2001 and $190 million in 2002.


Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at June 30, 1998, consisted primarily of unsecured borrowings from institutional lenders. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.69% at June 30, 1998, 7.48% at December 31, 1997, and 7.44% at June 30, 1997. Annual aggregate principal repayments on these borrowings are $37.3 million in 1998, $170 million in 1999, $122.5 million in 2000, $71.5 million in 2001, $93 million in 2002 and $43.5 million thereafter. Also included in long-term debt is $36.3 million of non-recourse debt which is due in monthly installments with final maturities in 2001, 2002 and 2011.

Nonutility Subsidiary Contractual Maturities
--------------------------------------------

     At June 30, 1998, the contractual maturities for mandatorily redeemable preferred stock are $3.1 million within one year, $94.7 million from one to five years, $83.7 million from five to 10 years and $47 million for over 10 years.







Calculations of Earnings Per Share
----------------------------------

     Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.


                                            Three Months Ended        Six
Months Ended         Twelve Months Ended
                                                 June 30,                 June
30,                  June 30,
                                              1998        1997        1998
   1997         1998         1997
                                            -------     -------     --------
 --------     --------     --------
                                                               (Thousands
except Per Share Data)
Income (Numerator):

Earnings applicable to common stock         $55,995     $45,987      $59,387
  $64,824     $159,814     $206,490

Add:  Dividends paid or accrued on
        Convertible Preferred Stock               -           4            2
        7            9           15
      Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                  1,576       1,588            -
<F1>   1,786        6,332        6,388
                                            -------     -------     --------
 --------     --------     --------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                                $57,571     $47,579      $59,389
  $66,617     $166,155     $212,893
                                            =======     =======     ========
 ========     ========     ========
Shares (Denominator):

Average shares outstanding for
  computation of basic earnings
  per common share                          118,527     118,500      118,519
  118,500      118,510      118,499
                                            =======     =======     ========
 ========     ========     ========
Average shares outstanding for
  diluted computation:

  Average shares outstanding                118,527     118,500      118,519
  118,500      118,510      118,499

  Additional shares resulting from:
    Conversion of Serial Preferred
      Stock, $2.44 Convertible Series
      of 1966 (the "Convertible
      Preferred Stock")                           -          34            8
       34           20           35
    Conversion of 7% Convertible
      Debentures                              2,325       2,365            -
<F1>       - <F1>   2,345        2,392
    Conversion of 5% Convertible
      Debentures                              3,393       3,393            -
<F1>   3,393        3,393        3,393
                                            -------     -------     --------
 --------     --------     --------
Average shares outstanding for
  computation of diluted
  earnings per common share                 124,245     124,292      118,527
  121,927      124,268      124,319
                                            =======     =======     ========
 ========     ========     ========

Basic earnings per common share               $0.47       $0.39        $0.50
    $0.55        $1.35        $1.74

Diluted earnings per common share             $0.46       $0.38        $0.50
    $0.55        $1.34        $1.71

<F1>These amounts are not reflected in the computation of diluted EPS because the effects are antidilutive and would increase diluted EPS.


(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Environmental Contingencies
---------------------------

     As discussed in the 1997 Form 10-K, in December 1987, the Company was notified by the Environmental Protection Agency (EPA) that it, along with several other utilities and nonutilities, is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), in connection with the polychlorinated biphenyl compounds (PCBs) contamination of a Philadelphia, Pennsylvania site owned by a nonaffiliated company. In the early 1970's, the Company sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a Record of Decision (ROD) that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. On June 26, 1998, the EPA issued a unilateral Administrative Order to the Company and twelve other PRPs to conduct the design and actions called for in the ROD. To date, the Company has accrued $1.7 million for its share of this contingency.

     On May 22, 1998 the State of Maryland issued final regulations entitled "Post RACT Requirements for Nitrogen Oxides
(NOx) Sources (NOx Budget Proposal)" requiring a 65% reduction in NOx emissions at the Company's Maryland generating units by May 1, 1999. The regulations allow the purchase or trade of NOx emission allowances to fulfill this obligation. The Company appealed this regulation to the Circuit Court for Charles County, Maryland on June 19, 1998, on the basis that the regulation does not provide adequate time for the installation of NOx emission reduction technology and that there is no functioning NOx allowance market. It is unlikely that a market containing NOx allowances sufficient to ensure compliance will be functioning by May 1999; presently, only three states have enacted the rules necessary to create such a market. A preliminary plan for installing the best available removal technology on the Company's largest coal-fired units would require capital expenditures of approximately $173 million and would yield NOx reductions of nearly 85% beginning year 2004. The Company cannot predict the outcome of this litigation and is evaluating its options in the event of an adverse decision. The EPA also has issued proposed rules for reducing interstate transport of ozone. These provisions also may result in further nitrogen oxides emissions reductions from the Company's boilers; however, the extent of reductions and associated costs cannot be predicted at this time.


Targeted Severance Plan
-----------------------

     As discussed in the March 31, 1998 Form 10-Q, the Company has offered a targeted severance plan to employees who lose employment due to corporate restructuring and/or job consolidations. Participants in the plan will receive severance pay and subsidized health and dental benefits at amounts dependent upon years of service. As of June 30, 1998, 74 employees in the Company's Generation Group participated in the plan on a voluntary basis, and $3.7 million in severance costs have been accrued. In the future, the plan will be made available to employees within the Company's remaining business units, and additional costs will be accrued as appropriate.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of PricewaterhouseCoopers LLP (on page 16) will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) and Forms S-8 (Numbers
33-36798, 33-53685, 33-54197, 333-56683 and 333-57221), filed under the Securities Act of 1933. Such report of PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.






REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at June 30, 1998 and 1997, and the related consolidated statements of earnings and retained income for the three, six and twelve month periods then ended and the consolidated statements of cash flows for the six and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Washington, D.C.
August 11, 1998


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


YEAR 2000 COMPLIANCE

     The Company has implemented a 4-phase approach to accommodate the Year 2000. The phases being addressed are:
Corporate Application Compliance, which includes all large core business systems; Business Partners' Systems and Vendor System Verification, which is intended to monitor suppliers' compliance with Year 2000 processing; End-user Computing Systems, which are all systems which are not considered core business systems but contain date calculations; and Non-Information Technology Processes, which include all operating and control systems. A database has been developed to identify and track the progress of work on each phase. The preliminary target date for overall completion of these phases is mid-1999. The cost or consequences of a material incomplete or untimely resolution of the Year 2000 problem could adversely affect future operations, financial results or financial condition of the Company.

UTILITY
-------

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE

     Total revenue increased for the three, six and twelve months ended June 30, 1998, as compared to the corresponding periods in 1997. The increases in revenue from sales of electricity for the periods ending June 30, 1998, resulted primarily from increases in kilowatt-hour sales of 5.7%, 1.7% and 2.3% over the corresponding periods in 1997. As measured in cooling degree hours, the weather in the second quarter of 1998 was 26% hotter than the second quarter of 1997 and 5% cooler than the 20-year average. Sales in the twelve months ended June 30, 1997, reflect milder than average weather in each calendar quarter. The increases in revenues also reflect a 2.6% increase in Maryland base rates pursuant to a November 1997 settlement agreement, partially offset by a reduction in the Maryland Demand Side Management (DSM) surcharge tariff effective June 1997. In the second quarter of 1997, the Company recorded a $1.6 million bonus for achieving 1996 energy saving goals under the conservation incentive provision of the DSM tariff; in the third quarter of 1996, the Company recorded an $8.9 million bonus for achieving 1995 energy saving goals.

     Interchange deliveries increased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. The increases for the three and six month periods ended June 30, 1998, reflect changes in levels and prices of energy delivered to the Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) and increases in the levels of bilateral energy transactions under the Company's wholesale power sales tariff. The decrease for the twelve month period ended June 30, 1998, reflects the termination in January 1997, pursuant to FERC Order 888, of purchase-for-resale agreements, where the Company purchased energy from one party for the purpose of selling that energy to a third party.

     In January 1997, the Company implemented an open access transmission tariff (OATT) and in April 1997, PJM implemented an OATT on behalf of its transmission owners, replacing the Company's tariff. Under these tariffs, the Company has received point-to-point transmission service revenue, classified as "Other electric revenue," which totaled $.6 million, $.8 million and $1.6 million for the three, six and twelve months ended June 30, 1998, and zero, $1.4 million and $1.4 million for the corresponding periods in 1997. The benefits derived from interchange deliveries, capacity sales in the District of Columbia and revenue under the open access transmission tariff are passed through to the Company's customers through a fuel adjustment clause.

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

See Part II, Item 5, Base Rate Proceedings, for additional information.

OPERATING EXPENSES

     Fuel and purchased energy increased for the three and six months ended June 30, 1998, as compared to the corresponding periods ended June 30, 1997. Fuel expense increased for the three, six and twelve months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily due to increases of 24.5%, 16.3% and 15.8%, respectively, in net generation. The increases in purchased energy for the three and six months ended June 30, 1998, reflect changes in levels and prices of energy purchased from PJM and other utilities and power marketers. The decrease in purchased energy for the twelve months ended June 30, 1998, reflects the termination in January 1997, of purchase-for-resale agreements.



     The unit fuel costs for the comparative periods ended
June 30, were as follows:

                             Three          Six         Twelve
                         Months Ended  Months Ended  Months Ended
                            June 30,      June 30,      June 30,
                         ------------  ------------  ------------
                         1998   1997   1998   1997   1998   1997
                         -----  -----  -----  -----  -----  -----
System Average
  Fuel Cost per MBTU     $1.75  $1.89  $1.77  $1.86  $1.80  $1.82


     System average unit fuel cost decreased for the three, six and twelve months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily due to decreases in the cost of coal and residual oil and an increase in the percent of residual oil's contribution to the fuel mix.

     For the twelve month periods ended June 30, 1998 and 1997, the Company obtained 88% and 90%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Capacity purchase payments increased for the three, six and twelve months ended June 30, 1998, as compared to the corresponding periods in 1997. These increases reflect capacity payments made under the Panda contract, which commenced January
1, 1997.

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three, six and twelve months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily due to increases in other operation and maintenance expenses associated with the Company's targeted severance plan, and increases in depreciation and amortization expense associated with additional investment in property and plant. Increases in these expenses in the three and six month periods were also due to increases in income taxes resulting from increased taxable income.

     The Company has implemented a 4-phase approach to accommodate the Year 2000. All of these activities are coordinated through a Corporate Year 2000 Task Force comprised of representatives from each Business Unit. The phases being addressed are as follows:

     1.  Corporate Applications (Information Technology)
         Readiness: Corporate Applications are those large core systems such as Customer Information, Human Resources and General Ledger, for which the Company's Computer
         Services Group (CSG) has responsibility. Year 2000 modifications to these systems are being analyzed, programmed and tested by CSG.

     2.  Embedded Systems (Non-Information Technology
         Processes): This category includes such items as meters, power plant operating and control systems, telecommunications and facilities-based equipment
         (e.g. elevators). These products are being evaluated and modified as required by the appropriate end-user areas. This activity is being conducted in coordination with the vendors of these products.

     3.  End-User Computing Systems (Non-Core Business Systems):
         Many areas outside of CSG have developed systems, data bases, spreadsheets, etc. that contain date calculations. These products are being evaluated and modified as required by appropriate end-user areas.

     4.  Business Partners' Systems and Vendor Supply-Chain
         Verification: The Company contracts with many vendors who provide products and services to the Company. The Company is seeking to obtain Year 2000 assurances from suppliers. This effort is being jointly undertaken by the Company's Materials Group and appropriate end-user areas.

     The Corporate Year 2000 Task Force continues to meet regularly to monitor the status of the efforts of the Company's assigned staff and contractors in identifying, testing and remediating Year 2000 related issues. The Task Force is addressing additional Year 2000 related issues including, but not limited to, testing procedures and business continuation and other contingency planning.

     As of August 11, 1998, approximately 80% of the 110 corporate Information Technology systems (7,891 programs) have been re-programmed, and 50% have been regression tested and placed into production. "Time Machine" testing using a portion of the mainframe computer system partitioned for Year 2000 full-cycle testing has commenced. A parallel LAN (local area network) Year 2000 testing facility has been established.

     In conjunction with equipment vendors, evaluation of available alternatives for many embedded systems has been undertaken. Many of these evaluations have been completed. The remainder of the major appraisals are scheduled to be completed by the end of the third quarter 1998. Remediation activities are underway for many embedded systems and associated components. Test scheduling is more complex for embedded systems because of the difficulty inherent in scheduling power plant outages to accommodate the testing. Much of the testing will be accomplished in the spring of 1999 during regularly scheduled outage periods. At that time, at least one typical unit of each type will be tested, and the requirement for further testing will be determined. Presently, no Year 2000-impacted processing components have been identified that cannot be upgraded or modified within acceptable time frames. The Company is participating in an Electric Power Research Institute sponsored consortium of approximately 85 investor-owned utilities to coordinate vendor contacts and product evaluation. Because many embedded systems are similar across utilities, this type of concentrated effort should help to reduce total time expended in this area and help to ensure that the Company's efforts are consistent with the efforts and practices of other investor-owned utilities.

     End-user systems comprise a relatively small percentage of the required modification both in terms of number and criticality. All of these activities remain on schedule to be completed in mid-1999.

     The Company has sent letters and accompanying Year 2000 surveys to over 1,800 vendors and suppliers. Over 800 responses have been received as of August 11, 1998. These responses outline to varying degrees the approaches vendors are undertaking to resolve Year 2000 issues within their own systems. Follow-up letters will be sent to those vendors who have not responded or whose response was inadequate.

     The target date for completion of all Year 2000 related activities remains at mid-1999. This target date may be impacted by the integration testing plans and scheduled generation/electric system outage decisions inherent in embedded system processing.

     Major challenges remain in three primary areas:(1) maintaining sufficient human resources to complete Year 2000 tasks; (2) scheduling integrated testing for many embedded systems, taking into account planned outages and operational needs; and (3) completing contingency planning for the variety of scenarios which might occur. There are two potential areas of resource constraints. First, as other companies and government agencies gear up their Year 2000 programs, the competition for trained personnel (e.g. programmers) is becoming stronger. This affects both in-house staff as well as contract personnel. As of August 11, 1998, the Company has been able to continue to operate effectively in the employment and contracting marketplace, and is thus far maintaining the required level of resources. Second, the availability of vendor resources to both complete embedded system assessments and produce in volume any required component upgrades may become problematic.


     Contingency and business continuation planning are in various stages of development for critical and high-priority systems. The Company's existing storm response plan and computer contingency plan are being modified for use in the event of any Year 2000-related electric service disruption. The cost or consequences of a material incomplete or untimely resolution of the Year 2000 problem could adversely affect future operations, financial results or financial condition of the Company.

     The costs of expected modifications will be approximately $14 million, and will be charged to expense as incurred; through June 30, 1998, $3.5 million has been charged to expense. Approximately $1.3 million and $2.2 million have been expensed in the three and six months ended June 30, 1998, respectively. Approximately 70% of the total cost will be spent in 1998, and the remainder in 1999. These estimates may change as additional evaluations are completed and remediation and testing progresses.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.6 billion at June 30, 1998, an increase of $67.4 million from the investment at December 31, 1997, and an increase of $176.8 million from the investment at June 30, 1997. Cash invested in property and plant construction, excluding AFUDC and CCRF, amounted to $102 million for the six months ended June 30, 1998, and $227 million for the twelve months then ended.

     At June 30, 1998, the Company's capital structure, excluding short-term debt, long-term debt due within one year and nonutility subsidiary debt, consisted of 46.9% long-term debt, 2.5% serial preferred stock, 1.3% redeemable serial preferred stock, 3.2% Company obligated redeemable preferred securities of subsidiary trust and 46.1% common equity.

     Cash from utility operations, after dividends, was $33.5 million for the six months ended June 30, 1998, and $231.9 million for the twelve months then ended as compared with $12.3 million and $222.7 million, respectively, for the corresponding periods ended June 30, 1997.

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


     On May 19, 1998, Potomac Electric Power Company Trust I, of which the Company owns all of the common securities, issued $125 million of 7-3/8% mandatorily redeemable preferred securities. See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization and Fair Value of Financial Instruments, for additional information.

     On June 1, 1998, the Company redeemed 60,000 shares of serial preferred stock, $3.37 series of 1987, at $50 per share for sinking fund purposes. The Company also redeemed in accordance with their terms, all of the 779,696 shares remaining after the sinking fund redemption of serial preferred stock, $3.37 series of 1987, at $51.13 per share; all of the 500,000 shares of serial preferred stock, $3.82 series of 1969, at $51.00 per share; and all of the 1,000,000 shares of $3.89 series of 1991, at $53.89 per share. The redemption totaled $123.6 million and includes $6.6 million in premiums.

     Outstanding utility short-term debt totaled $245.4 million at June 30, 1998, an increase of $114 million from the $131.4 million outstanding at December 31, 1997, and a decrease of $66.2 million from the $311.6 million outstanding at June 30, 1997.
See the discussion included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization and Fair Value of Financial Instruments, for additional information.

     The Company increased its Maryland fuel rate by 10.5% effective March 1, 1998. The Maryland Commission order approving the increase became final on July 25, 1998.

NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     PCI's earnings for the three, six and twelve months ended June 30, 1998, were $6.1 million ($.05 per share), $12.5 million ($.11 per share) and $14.6 million ($.12 per share), respectively, compared with $1.5 million ($.01 per share), $14.9 million ($.13 per share) and $20.3 million ($.17 per share) for the same periods ended June 30, 1997. Net earnings for the three months ended June 30, 1998, increased over the corresponding period in 1997 primarily as a result of pre-tax gains of $6.3 million ($4.1 million after-tax) realized on sales of aircraft. The reductions in net earnings for the six and twelve months ended June 30, 1998, as compared to the same periods in 1997, were due primarily to first quarter 1997 joint venture operations that reduced PCI's obligation for previously accrued deferred income taxes, resulting in after-tax earnings of $7.4 million after the provision for transaction costs. Reductions in net earnings for the six and twelve months ended June 30, 1998, from the corresponding periods in 1997 were also due to decreases in capital gains and dividend income as a result of the reduction in the preferred stock portfolio.

     Currently, PCI generates income primarily from its leasing activities and operating businesses. Income from leasing activities, which includes rental income, gains on asset sales, interest income and fees, totaled $22.1 million, $43.8 million and $83.7 million for the three, six and twelve months ended June 30, 1998, respectively, compared to $14.6 million, $35.8 million and $80.4 million for the corresponding periods in 1997. The increases for all three periods ending June 30, 1998, compared to the corresponding periods in 1997 were primarily due to gains on sales of a B-747 aircraft and aircraft engines in the first quarter resulting in pre-tax gains of $2.9 million, and the sale of a B-747 and MD-82 in the second quarter resulting in pre-tax gains of $6.3 million. The increases in income from leasing activities were partially offset by a decrease in rental income as a result of asset sales and by a decrease in interest income related to the sale of aircraft notes during 1997. PCI's marketable securities portfolio contributed pre-tax income of $6.4 million, $11 million and $21.8 million for the three, six and twelve months ended June 30, 1998, respectively, compared to $6.1 million, $17.9 million and $34 million for the corresponding periods in 1997. These results include net realized gains of $2 million, $2 million and $2.7 million for the three, six and twelve months ended June 30, 1998, respectively, compared to $.9 million, $6.2 million and $8.1 million for the corresponding periods in 1997. Securities income also decreased for the six and twelve months ended June 30, 1998, due to decreases in dividend income as a result of the reduction in the preferred stock portfolio.

     Other income totaled $8.7 million, $18.5 million and $24.5 million for the three, six and twelve months ended June 30, 1998, respectively, compared to $7.9 million, $14.8 million and $19.9 million for the corresponding periods in 1997. The increases for the six and twelve months ended June 30, 1998, over the same periods in 1997, were primarily a result of a $3.1 million gain on the sale of real estate during the first quarter of 1998.

     Expenses before income taxes, which include interest, depreciation and operating, and administrative and general expenses totaled $30.5 million, $60.8 million and $126.2 million for the three, six and twelve months ended June 30, 1998, respectively, compared to $35.1 million, $74.5 million and $144.3 million for the corresponding periods in 1997. The decreases during the three, six and twelve months ended June 30, 1998, were primarily due to decreased interest expense as a result of reduced debt outstanding, as proceeds from sales of aircraft and marketable securities were used to pay down debt. Expenses before income taxes for the three, six and twelve months ended
June 30, 1998, also decreased due to reductions in depreciation and operation expenses resulting from the sale of aircraft.

     PCI had income tax expense of $.6 million, $.1 million and an income tax credit of $10.8 million for the three, six and twelve months ended June 30, 1998, respectively, compared to income tax credits of $7.9 million, $20.9 million and $30.2 million for the corresponding periods in 1997. The decreases in income tax credits for all three periods were primarily the result of higher pre-tax income and first quarter 1997 joint venture operations that reduced previously accrued deferred taxes by $10.1 million.

     In connection with Year 2000 compliance efforts, a PCI representative sits on the Corporate Year 2000 Task Force. PCI is following the utility's approach, as discussed above, for monitoring its in-house systems and PCI's systems have been included in the overall Year 2000 Corporate Data Base. All PCI in-house business systems remain on schedule to become Year 2000 compliant by mid-1999. Costs for these remediation efforts are currently estimated at less than $50,000. In addition, PCI is addressing potential Year 2000 issues with the operations of businesses in which PCI has investment or operating interests. The Corporate Year 2000 Task Force will be assisting PCI with its examination and monitoring of Year 2000 issues involving these strategic business interests. The cost or consequences of a material incomplete or untimely resolution of the Year 2000 problem could adversely affect PCI's future operations, financial results or financial condition.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     PCI has a $240.8 million securities portfolio, consisting primarily of fixed-rate electric utility preferred stocks. During the first six months of 1998, PCI had a net reduction in the cost basis of its marketable securities portfolio of $65.4 million, primarily as the result of calls and acceptance of tender offers of approximately $65.9 million offset by purchases of $.5 million. The reduced size of the preferred stock portfolio lessens the impact of future fluctuations in interest rates. The proceeds from securities activity during 1998 were used to pay down debt. PCI also received $11 million in cash proceeds from the sale of a B-747 aircraft during the first quarter of 1998. In April 1998, PCI sold two aircraft, a B-747 on operating lease to United Airlines and an MD-82 on direct finance lease to Continental Airlines, for $50.3 million and recorded an after-tax gain of $4.1 million.



     PCI had short-term debt outstanding of $186.8 million at June 30, 1998, compared to $7.7 million at December 31, 1997 and no short-term debt outstanding at June 30, 1997. During the three, six and twelve months ended June 30, 1998, PCI issued $12.4 million, $23 million and $63 million in long-term debt, including non-recourse debt, and debt repayments totaled $140.6 million, $279.4 million and $401.6 million, respectively. At June 30, 1998, PCI had $700 million available under its Medium-Term Note Program and $400 million of unused bank credit lines.

     As of June 30, 1998, PCI has invested $12.5 million of its total $150 million commitment to Starpower Communications, LLC, a joint venture with RCN Telecom Services, Inc. of Princeton, N.J. Starpower has recently launched its local and long distance telephone and dial-up internet service in the Washington, D.C. area and will add video and high-speed internet as it builds out its fiber optic network. PCI expects that the joint venture will incur operating losses initially, as it develops and expands its network and customer base.

NEW ACCOUNTING STANDARDS
------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. An entity is required to recognize, at fair value, all derivatives as either assets or liabilities on the statement of financial position, and to recognize changes in fair value of derivatives on the statement of financial performance. Presently, the Company's use of derivatives and hedging activities is insignificant. Accordingly, adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

Part II   OTHER INFORMATION
-------   -----------------
Item 1    LEGAL PROCEEDINGS
------    -----------------

     See Part I, Item 1, Notes to Consolidated Financial
Statements, (4) Commitments and Contingencies. Also, see the discussion of Environmental Matters under Item 1 - Business of the Company's 1997 Form 10-K.



Item 5   OTHER INFORMATION
------   -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
------------------------------------------------

     The Company and PCI satisfy their short-term financing requirements through the sale of commercial promissory notes. The Company and PCI maintain minimum 100 percent lines of credit back-up, in the amounts of $270 million and $400 million, respectively, for their outstanding commercial promissory notes. These lines of credit were unused during 1998 and 1997.

BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     On June 5, 1998, the Company filed a rate increase request with the Maryland Public Service Commission (PSC) seeking to increase revenue by $56.3 million, or 5.9%. The request was filed to recover $30.3 million of increased capacity costs, beginning January 1, 1999, under existing Commission-approved purchased capacity contracts with Ohio Edison and Panda-Brandywine. These increases result from contractual escalations and not from increased levels of capacity. Additional items that make up the increase are: amortization over five years of costs related to the 1998 severance plan ($3.5 million); amortization over five years of Year 2000 compliance costs ($1.2 million); an increase in the authorized rate of return from 9% to 9.23% ($6.8 million); other adjustments to conform to prior ratemaking determinations ($6.5 million); and a request to normalize tax effects of pre-1981 plant removal costs ($8 million). The PSC has set a hearing schedule and is expected to issue a decision in December 1998. Previously, pursuant to a November 1997 settlement agreement, the PSC authorized a $24 million, or 2.6%, increase in base rate revenue effective with bills rendered on and after November 30, 1997.

District of Columbia
--------------------

     As discussed in the March 31, 1998 Form 10-Q, the District of Columbia Public Service Commission authorized a $27.9 million, or 3.8%, increase in base rate revenues, effective July 1995.

Federal - Wholesale
-------------------

     As discussed in the March 31, 1998 Form 10-Q, the Company has a 10-year full service power supply contract with Southern
Maryland Electric Cooperative, Inc. (SMECO), a wholesale


customer. The contract period is to be extended for an additional year on January 1 of each year, unless notice is given by either party of termination of the contract at the end of the 10-year period. The full service obligation can be reduced by SMECO by up to 20% of its annual requirements with a five-year advance notice for each such reduction. SMECO has agreed not to give the Company a notice of reduction or termination of service prior to December 15, 1998.

     On April 7, 1998, SMECO issued a request for proposals for power supply resources to replace existing requirements purchases in the event it exercises its rights to reduce purchases from the Company, pursuant to terms of the existing contract or earlier, either through negotiated reductions in the required notice periods or through other means. Under the notice of reduction provision, SMECO may reduce its obligation to purchase capacity and energy from the Company by an amount not exceeding 20% per year of its anticipated total system requirements. Based on its projected load requirements and with the appropriate five calendar year notice, SMECO estimates that it could purchase approximately 150 MW of capacity and associated energy from market suppliers beginning January 1, 2004. On June 29, 1998, Pepco Services, Inc., a wholly owned subsidiary of PCI submitted a proposal to supply firm capacity and associated energy and ancillary service to SMECO.

Federal - Interchange and Purchased Energy
------------------------------------------

     The Company participates in wholesale capacity, energy and transmission purchases and sales transactions, the savings from which are passed along to customers. In January 1997, pursuant to FERC Order 888, the Company terminated purchase-for-resale agreements, where the Company purchased energy from one party (recording a corresponding expense within Purchased energy) for the purpose of selling that energy to a third party (and recording corresponding revenue within Interchange deliveries). Since April 1, 1997, all transmission service in PJM has been administered by the PJM Office of the Interconnection. In addition to interchange with PJM, the Company is actively participating in the emerging bilateral energy sales marketplace. The Company's wholesale power sales tariff allows both sales from Company-owned generation and sales of energy purchased by the Company from other market participants. Numerous utilities and marketers have executed service agreements allowing them to arrange purchases under this tariff, and the Company has executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. The Company's power sales tariff also allows for the sale of generating capacity on a short-term basis. Presently, the Company has agreements for installed capacity sales through December 31, 1998, totaling 238 megawatts. Revenues from capacity and bilateral energy transactions totaled approximately $15.5 million, $19.1 million and $23.6 million for the three, six and twelve months ended June
30, 1998, respectively, and $.9 million, $6.7 million and $7.3 million for the corresponding periods in 1997, and are included as components of interchange deliveries.

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

RESTRUCTURING OF THE BULK POWER MARKET
--------------------------------------

     See the discussion of the Restructuring of the Bulk Power
Market under Item 1 - Business of the Company's 1997 Form 10-K.

COMPETITION
-----------

     As discussed in the March 31, 1998 Form 10-Q, the Company is currently engaged in regulatory proceedings in Maryland where the PSC has outlined steps and established dates for the phase-in implementation of competition.

     On July 1, 1998, the Company filed with the PSC (1) a quantification of its Maryland jurisdictional generating, purchased power and other costs that the Company projects would be stranded in a competitive market for generating services;
(2) a proposed method for recovering such stranded costs through a non-bypassable Competitive Transition Charge (CTC);
(3) proposed unbundled rates for retail service; and (4) a proposal to freeze retail rates from the time competition begins until January 2004 (collectively, the Filing). The Filing was made in compliance with Orders issued by the PSC in December 1997 which establish a process for implementing retail competition and provide for the phase-in of customer choice for generation supply service beginning in July 2000 and ending with all customers having choice in July 2002. The Company made numerous assumptions in the Filing, including assumptions as to the outcome of its pending rate case before the PSC, the future price of electricity, including fuel charges, future revenues, the costs of transmission and distribution, and service territory demographics, some or all of which may prove not to have been accurate. The Filing, in accordance with the terms of the PSC's Orders, will be the subject of an adjudicatory proceeding which is expected to conclude in October 1999.



     In connection with the Filing, the Company reiterated its position that absent appropriate enabling legislation by the Maryland General Assembly (which has yet to be enacted and the General Assembly is not scheduled to reconvene until January
1999), the PSC lacks the legal authority to implement the plan filed by the Company, or any other restructuring plan providing for retail competition.

     The PSC's implementation process provides for a 15-month period to study the Filing. After that period, the Company will be required to file a restructuring plan in November 1999 which would take into account any restructuring legislation enacted by the General Assembly, as well as the outcome of the adjudicatory proceeding initiated by the PSC with respect to the Filing. Accordingly, the Filing does not constitute the Company's final restructuring plan.

     The PSC's December 3, 1997 Order provided that Maryland utilities will be given a fair opportunity to recover verifiable and prudently incurred stranded costs that cannot be mitigated and stated that the Commission will consider proposals to establish a CTC to address stranded costs. According to the Commission, the recovery of "stranded costs" is meant to address the economic impact to Maryland utilities of deregulation.

     The Company's "unbundled rates" proposal breaks down its electricity prices into separate rates for generation supply (i.e., the cost of producing power or buying it from third parties) and for electricity delivery (i.e., the cost of transmission and distribution of electricity to consumers). In the Filing, the Company's anticipated 1999 average price of 7.78 cents per kilowatt-hour breaks down into a supply charge of 4.60 cents and a delivery charge of 3.18 cents. The Company currently has a rate case pending in Maryland to recover, among other things, scheduled 1999 cost increases under long-term power purchase contracts with third parties, the costs to modify the Company's systems and operations to handle Year 2000 computer issues and the costs associated with the Company's 1998 employee voluntary severance program. These average supply and delivery charges include the "make whole" portion of the requested rate increase -- $41.6 million -- which, if approved by the PSC, would go into effect on January 1, 1999.

     As part of the Filing, the Company proposes that effective with the beginning of competition, which is currently scheduled to commence on July 1, 2000, both the supply and delivery components of the Company's retail prices will be frozen at then-existing levels until January 1, 2004. The Company also proposes to eliminate its fuel rate on July 1, 2000, and take the risk of fuel cost increases after implementation of the restructuring plan until January 1, 2004, when the Company no longer has the obligation to supply electricity at the frozen rate. The only exceptions to the rate freeze would be for unexpected increases in taxes or new environmental requirements.
After January 1, 2004, supply prices would be set by the competitive marketplace and delivery prices would be determined by regulators.

     For retail customers who do not wish to buy the supply portion of their electric service from a source other than the Company once they are free to do so, the Company proposes to provide both supply and delivery service at the frozen rates until January 1, 2004. For customers who enter the competitive supply market, the Company proposes to provide them with a "shopping credit" equal to the estimated market price for electricity (currently expected to start at 3.61 cents per kilowatt-hour in 2000 and increase to 3.98 cents per kilowatt-hour in 2003, reflecting forecasted increases in market price). The shopping credit would terminate on January 1, 2004.

     Under the Company's proposal, the transition to customer choice, including recovery of stranded costs, would be made without any increase in prices to customers. Initially, prices would be held at the levels in effect when competition begins for customers who choose to buy both supply and delivery from the Company. During the freeze, a non-bypassable CTC will be included in the frozen rate. After the end of the freeze in January 2004, all customers would pay, as part of their delivery charge, an explicit CTC which would initially be .97 cents per kilowatt-hour, but would decrease to .51 cents per kilowatt-hour in 2006, decrease again to .13 cents per kilowatt-hour in 2011 and decrease again to .12 cents per kilowatt-hour in 2016. The CTC will end in 2021 when the last of the Company's pre-competition power purchase contracts ends. The proposed CTC will allow the Company the opportunity for full recovery of its prudent, non-mitigated stranded costs, as contemplated by the PSC in its December 3, 1997 Order, without causing an increase in rates.

     In the Filing, the Company identifies stranded costs (the total economic value of previously expected regulatory earnings that will not be recovered in a deregulated energy market) having a net after-tax present value of $600.4 million, which it proposes be securitized and recovered over the period from 2000 through 2010. The $600.4 million is composed of $319.8 million relating to generation assets, $242.6 million relating to power purchase contracts, and $38 million in other stranded costs. The present value of the pre-tax CTC revenues necessary to recover these amounts over the ten-year period is $944.1 million. The Company proposes to recover additional stranded costs associated with its long-term Panda and SMECO power purchase contracts, having a present value of $42 million, over the period 2011 to 2021, which it does not propose be securitized. All stranded cost recovery would be accomplished through the non-bypassable CTC discussed above. The Company has also proposed a "true up"


mechanism which would update prospectively in July 2004 its stranded cost estimates taking into account changes in market price or other factors.

     The stranded costs in the Company's case relate to costs (with the exception of costs which are the subject of the currently pending rate case) which are already included in the Company's rates. They have been approved by regulators as being appropriate to recover because they were found to have been prudently incurred to meet the Company's regulatory-era obligation to provide reliable service to everyone who wants it. It is anticipated that under the Company's plan these costs would be amortized to match the revenues collected by the CTC. As part of its plan, the Company proposes to securitize a portion of its stranded cost recovery and thereby achieve savings through a reduction in capital costs.

     If a competitive market for generation supply is implemented in Maryland, the Company assumes that the Commission will follow through on its commitment to provide a fair opportunity for the Company to recover its prudently incurred stranded costs and that the stranded costs identified by the Company in the Filing will be determined to have been prudently incurred. The inability of the Company to recover its stranded costs fully could have a material adverse impact on the future earnings and cash flows of the Company, and may result in consequences including, but not limited to, increases in the cost of capital, increases in rates for transmission and distribution services, exposure to downgrades in credit ratings and involuntary layoffs of employees.

     Although not currently required to do so, the Company intends to file a restructuring plan for consideration by the District of Columbia Public Service Commission by the end of 1998, relating to its D.C. service territory.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales increased 5.7%, 1.7% and 2.3% for the three, six and twelve months ended June 30, 1998, compared to sales in the corresponding periods of 1997. As measured in cooling degree hours, the weather in the second quarter of 1998 was 26% hotter than the second quarter of 1997 and 5% cooler than the 20-year average. Sales in the twelve months ended June 30, 1997 reflect milder than average weather in each calendar quarter. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in kilowatt-hour sales to be approximately 2% over the next decade.

     On June 26, 1998, the Company established an all-time summer peak demand of 5,807 megawatts. This compares with the 1997 summer peak demand of 5,689 megawatts, and the prior all-time summer peak demand of 5,769 megawatts, which occurred in July 1991. The Company's present generation capability, excluding short-term capacity transactions, is 6,806 megawatts. At the time of the 1998 summer peak demand, the Company's energy use management programs had the capability of reducing system demand by an additional 242 megawatts. Based on average weather conditions, the Company estimates that its peak demand will grow at a compound annual rate of approximately 2%, reflecting anticipated service area growth trends. The 1997-1998 winter season peak demand of 4,076 megawatts was 18.6% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

Conservation
------------

     As discussed in the March 31, 1998 Form 10-Q, the Maryland Public Service Commission has approved the Company's proposal to substantially reduce the scale of DSM programs in Maryland. The Company invested approximately $4.9 million, $9.9 million and $21.2 million in Maryland DSM programs for the three, six and twelve months ended June 30, 1998, respectively, and $5.5 million, $12.8 million and $28.7 million for corresponding periods in 1997. The Company recovers the costs of these programs through a base rate surcharge and expects to be provided an opportunity for full recovery of its investment in Maryland conservation programs through the continued operation of this surcharge mechanism. Consequently, these expenditures have not been characterized as stranded costs within the Maryland regulatory proceedings related to industry restructuring.

     Investment in District of Columbia DSM programs totaled approximately $.5 million, $1.3 million and $4.3 million for the three, six and twelve months ended June 30, 1998, respectively, and $.8 million, $2.1 million and $9.6 million for the corresponding periods in 1997. These DSM costs are amortized
over ten years with an accrued return on unamortized costs.   On
June 1, 1998, the Company filed an Application for Authority with the Commission to revise its Environmental Cost Recovery Rider. In the Application, which superseded Applications filed in June 1996 and 1997, the proposed rate seeks recovery of conservation expenditures during the period 1995 through 1997, and is expected to increase annual revenue by approximately $12 million. The Public Service Commission is not required to act, nor has it acted, on two prior such requests. A proposal by the Company to eliminate DSM programs operated within the District of Columbia was filed with the Commission in March 1998, and, as of August
11, 1998, is pending.

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

     The Company continues to purchase 450 megawatts of capacity and associated energy from Ohio Edison under a 1987 long-term capacity purchase agreement with Ohio Edison and AEI. On January 21, 1998, the Company filed a complaint at the Federal Energy Regulatory Commission challenging the rate for transmission service being charged by AEI to deliver the Ohio Edison purchase. The complaint argues that the rate being charged by AEI is approximately double the open-access rate AEI proposed in connection with its merger with Duquesne Light Company. If successful, this action by the Company would reduce the annual cost of delivering the Ohio Edison power. The Company also has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. In addition, the Company continues to purchase capacity and associated energy from a 32-megawatt municipally financed resource recovery facility in Montgomery County, Maryland. This purchase has facilitated the sale of 35 megawatts of capacity to Northeast Utilities Service Company. The capacity expense under these agreements, including an allocation of a portion of Ohio Edison's fixed operating and maintenance costs, was $75.8 million for the six months ended June 30, 1998, and is estimated at $144 million for 1998. Commitments under these agreements are estimated at $202 million for 1999, $203 million for 2000, $211 million for 2001, $209 million for 2002 and $210 million for 2003.

     The Company projects that existing contracts for nonutility generation and the emerging wholesale market for generation resources is expected to provide adequate reserve margins to meet present customers' needs well beyond the year 2000.


SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned subsidiary, Potomac Capital Investment Corporation (PCI), was organized in late 1983 to provide a vehicle to conduct the Company's ongoing nonutility investment programs and businesses. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $240.8 million securities portfolio, consisting primarily of fixed rate electric utility preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. The Company's equity investment in PCI was $240.6 million, $227 million and $215.2 million, at June 30, 1998, December 31, 1997, and June 30, 1997, respectively.








Potomac Capital Investment Corporation
Consolidated Statements of Earnings:
--------------------------------------




                                             Three                       Six
                    Twelve
                                          Months Ended               Months
Ended                Months Ended
                                            June 30,                   June
30,                    June 30,
                                     ----------------------
-----------------------     -----------------------
                                       1998         1997          1998
1997          1998          1997
                                     --------     ---------     ---------
---------     ---------     ---------

                                                  (Thousands of Dollars except
Per Share Amounts)
Income
  Leasing activities                 $ 22,125     $ 14,646      $  43,836
$  35,761     $  83,659     $  80,367
  Marketable securities                 6,413        6,132         11,026
 17,874        21,793        34,040
  Other                                 8,722        7,887         18,461
 14,837        24,539        19,935
                                     --------     --------      ---------
---------     ---------     ---------
                                       37,260       28,665         73,323
 68,472       129,991       134,342
                                     --------     --------      ---------
---------     ---------     ---------

Expenses
  Interest                             13,824       17,523         29,220
 36,549        61,630        77,018
  Administrative and general            4,854        2,356          8,152
  8,710        12,931        15,199
  Depreciation and operating           11,870       15,265         23,385
 29,224        51,622        52,054
  Income tax credit                       568       (7,935)           104
(20,917)      (10,829)      (30,214)
                                     --------     --------      ---------
---------     ---------     ---------
                                       31,116       27,209         60,861
 53,566       115,354       114,057
                                     --------     --------      ---------
---------     ---------     ---------
Net earnings from
  nonutility subsidiary              $  6,144     $  1,456      $  12,462
$  14,906     $  14,637     $  20,285
                                     ========     ========      =========
=========     =========     =========

Per share contribution to
  earnings of the Company               $ .05        $ .01         $ .11
 $ .13         $ .12         $ .17
                                        =====        =====         =====
 =====         =====         =====




STATISTICAL DATA
----------------


                                             Three Months Ended
 Twelve Months Ended
                                                  June 30,
      June 30,
                                      ---------------------------------
------------------------------------
                                        1998       1997        % Change
1998         1997        % Change
                                      --------   --------      --------
----------   ----------     --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Thousands of Dollars)

    Residential                       $136,084   $119,812         13.6     $
542,083   $  524,896         3.3
    General Service                    291,782    270,804          7.7
1,091,811    1,068,188         2.2
    Large Power Service <F1>             9,277      8,990          3.2
35,408       35,414           -
    Street Lighting                      2,843      2,910         (2.3)
13,198       12,643         4.4
    Rapid Transit                        7,417      7,038          5.4
29,549       28,690         3.0
    Wholesale                           29,476     28,370          3.9
123,359      118,908         3.7
                                      --------   --------
----------   ----------
      System                          $476,879   $437,924          8.9
$1,835,408   $1,788,739         2.6
                                      ========   ========
==========   ==========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                          1,492      1,390          7.3
6,644        6,493         2.3
    General Service                      3,862      3,688          4.7
15,377       15,100         1.8
    Large Power Service <F1>               172        160          7.5
  701          675         3.9
    Street Lighting                         33         34         (2.9)
  165          164         0.6
    Rapid Transit                          104         99          5.1
  418          408         2.5
    Wholesale                              602        558          7.9
2,614        2,504         4.4
                                      --------   --------
----------   ----------
      System                             6,265      5,929          5.7
25,919       25,344         2.3
                                      ========   ========
==========   ==========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)               7.61       7.39          3.0
 7.08         7.06         0.3
    -----------------------

  System Peak Demand <F2>
  ------------------
  (Thousands of KW)

    Summer                                   -          -
5,807        5,689
    Winter                                   -          -
4,076        4,632

  Net Generation
  --------------
  (Millions of KWH)                      5,034      4,042
19,689       17,005

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                84         86
   88           90
    Oil (%)                                 13          5
    9            5
    Gas (%)                                  3          9
    3            5

  Fuel Cost per MBtu
  ------------------
    System Average                       $1.75      $1.89
$1.80        $1.82

  Weather Data
  ------------
    Heating Degree Days                    290        462
3,681        3,871
    20 Year Average                        337
4,006
    Cooling Degree Hours                 2,500      1,988
9,395        7,789
    20 Year Average                      2,635
11,096

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds
     71 degrees Fahrenheit (effective temperature).

<F1> Large Power Service customers are served at a voltage of 66KV or higher.
<F2> At June 30, 1998, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.


Item 6   EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a)  Exhibits

              Exhibit 11   -   Computations of Earnings Per
                               Common Share - filed herewith.

              Exhibit 12   -   Computation of ratios - filed
                               herewith.

              Exhibit 15   -   Letter re unaudited interim
                               financial information - filed
                               herewith.

              Exhibit 27   -   Financial data schedule - filed
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


August 11, 1998
---------------
     DATE




Exhibit 11     Computations of Earnings Per Common Share
----------     -----------------------------------------

     See the information included in Note (3) of the Notes to Consolidated Financial Statements, Capitalization and Fair Value of Financial Instruments.













Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 1998, and for each of the preceding five years, on the basis of parent company operations only, are as follows.




                                                 Twelve
                                                 Months                  For
The Year Ended December 31,
                                                 Ended
---------------------------------------------------------
                                                June 30,
                                                  1998        1997        1996
      1995        1994        1993
                                               ---------   ---------
---------   ---------   ---------   ---------

(Thousands of Dollars)

Net income                                      $167,587    $164,749
$220,066    $218,788    $208,074    $216,478
Taxes based on income                            102,127      97,487
135,011     129,439     116,648     107,223
                                               ---------   ---------
---------   ---------   ---------   ---------

Income before taxes                              269,714     262,236
355,077     348,227     324,722     323,701
                                               ---------   ---------
---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                               147,763     146,703
146,939     146,558     139,210     141,393
  Interest factor in rentals                      23,614      23,616
23,560      23,431       6,300       5,859
                                               ---------   ---------
---------   ---------   ---------   ---------

Total fixed charges                              171,377     170,319
170,499     169,989     145,510     147,252
                                               ---------   ---------
---------   ---------   ---------   ---------

Income before income taxes and fixed charges    $441,091    $432,555
$525,576    $518,216    $470,232    $470,953
                                               =========   =========
=========   =========   =========   =========

Coverage of fixed charges                           2.57        2.54
3.08        3.05        3.23        3.20
                                                    ====        ====
====        ====        ====        ====


Preferred dividend requirements                  $22,410     $16,579
$16,604     $16,851     $16,437     $16,255
                                               ---------   ---------
---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.61        1.59
1.61        1.59        1.56        1.50
                                               ---------   ---------
---------   ---------   ---------   ---------

Preferred dividend factor                        $36,080     $26,361
$26,732     $26,793     $25,642     $24,383
                                               ---------   ---------
---------   ---------   ---------   ---------

Total fixed charges and preferred dividends     $207,457    $196,680
$197,231    $196,782    $171,152    $171,635
                                               =========   =========
=========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           2.13        2.20
2.66        2.63        2.75        2.74
                                                    ====        ====
====        ====        ====        ====





Exhibit 12    Computation of Ratios
----------    ---------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 1998, and for each of the preceding five years, on a fully consolidated basis, are as follows.




                                                 Twelve
                                                 Months                  For
The Year Ended December 31,
                                                 Ended
---------------------------------------------------------
                                                June 30,
                                                  1998        1997        1996
      1995        1994        1993
                                               ---------   ---------
---------   ---------   ---------   ---------

(Thousands of Dollars)

Net income                                      $182,224    $181,830
$236,960     $94,391    $227,162    $241,579
Taxes based on income                             91,298      65,669
80,386      43,731      93,953      62,145
                                               ---------   ---------
---------   ---------   ---------   ---------

Income before taxes                              273,522     247,499
317,346     138,122     321,115     303,724
                                               ---------   ---------
---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                               209,986     216,156
231,029     238,724     224,514     221,312
  Interest factor in rentals                      23,746      23,687
23,943      26,685       9,938       9,257
                                               ---------   ---------
---------   ---------   ---------   ---------

Total fixed charges                              233,732     239,843
254,972     265,409     234,452     230,569
                                               ---------   ---------
---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest          (583)       (493)
(649)       (529)       (521)     (2,059)
                                               ---------   ---------
---------   ---------   ---------   ---------

Income before income taxes and fixed charges    $506,671    $486,849
$571,669    $403,002    $555,046    $532,234
                                               =========   =========
=========   =========   =========   =========

Coverage of fixed charges                           2.17        2.03
2.24        1.52        2.37        2.31
                                                    ====        ====
====        ====        ====        ====


Preferred dividend requirements                  $22,410     $16,579
$16,604     $16,851     $16,437     $16,255
                                               ---------   ---------
---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.50        1.36
1.34        1.46        1.41        1.26
                                               ---------   ---------
---------   ---------   ---------   ---------

Preferred dividend factor                        $33,615     $22,547
$22,249     $24,602     $23,176     $20,481
                                               ---------   ---------
---------   ---------   ---------   ---------

Total fixed charges and preferred dividends     $267,347    $262,390
$277,221    $290,011    $257,628    $251,050
                                               =========   =========
=========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           1.90        1.86
2.06        1.39        2.15        2.12
                                                    ====        ====
====        ====        ====        ====





                                                    Exhibit 15




August 11, 1998






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated August 11, 1998, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197,
333-56683 and 333-57221) filed on September 12, 1990, May 18,
1994, June 17, 1994, June 12, 1998 and June 19, 1998,
respectively, and on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) filed on February 26, 1993, July 28, 1995 and August 13, 1997, respectively. We are also aware of our responsibilities under the Securities Act of 1933.

Very truly yours,



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Washington, D.C.






