Form 10-K405
period 1998-12-31
POTOMAC ELECTRIC POWER CO
filed 1999-03-26
CIK 79732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



For the fiscal year ended December 31, 1998      Commission file number 1-1072
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

Common Stock, $1 par value                 )     New York Stock Exchange, Inc.



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
                                               ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X .
                                     ---

          As of March 9, 1999, Potomac Electric Power Company had 118,527,287 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $3 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1998 Annual Report to shareholders are incorporated by reference into Parts I, II, and IV of this Form 10-K.

         Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement, dated March 10, 1999, are incorporated by reference into Part III of this Form 10-K.




                        POTOMAC ELECTRIC POWER COMPANY
                               Form 10-K - 1998

                               TABLE OF CONTENTS
PART I                                                                  Page
  Item 1. - Business                                                    ----
    Sales ..............................................................  5
    Fuel ...............................................................  7
    Rates .............................................................. 11
  Item 2. - Properties ................................................. 12
  Item 3. - Legal Proceedings .......................................... 13
  Item 4. - Submission of Matters to a Vote of Security Holders ........ 13

PART II
  Item 5. - Market for the Registrant's Common Equity and Related
             Stockholder Matters ....................................... 14
  Item 6. - Selected Financial Data .................................... 14
  Item 7. - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................. 15
  Item 7A.- Quantitative and Qualitative Disclosures about Market Risk.. 21
  Item 8. - Financial Statements and Supplementary Data ................ 22
  Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................. 22

PART III
  Item 10. - Directors and Executive Officers of the Registrant ........ 22
  Item 11. - Executive Compensation .................................... 24
  Item 12. - Security Ownership of Certain Beneficial Owners and
              Management................................................ 24
  Item 13. - Certain Relationships and Related Transactions ............ 24

PART IV
  Item 14. - Exhibits, Financial Statement Schedule and Reports on
              Form 8-K ................................................. 25
    Schedule II - Valuation and Qualifying Accounts .................... 33

    Exhibit 11 - Statements Re. Computation of Earnings Per Common
                  Share ................................................ 34
    Exhibit 12 - Statements Re. Computation of Ratios .................. 35
    Exhibit 21 - Subsidiaries of the Registrant ........................ 37
    Exhibit 23 - Consent of Independent Accountants .................... 38
    Report of Independent Accountants on Consolidated Financial
      Statement Schedule ............................................... 39

  Signatures ........................................................... 40





                                       3














                                PAGE LEFT BLANK

                                 INTENTIONALLY


























Part I
------
Item 1.   BUSINESS
-------   --------

     The information required in this section, unless disclosed below or in
Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations   Subsequent Events," is incorporated herein by
reference from the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" section and the "Notes to Consolidated Financial Statements" of the Company's 1998 Annual Report to shareholders.

SALES
-----

     The Company's kilowatt-hour sales and revenue by class of service and by customer type for the period 1996 through 1998 are presented below.

                                               1998        1997        1996
                                            ----------  ----------  ----------
          Electric Energy Sales                (Millions of Kilowatt-hours)
          ---------------------
          Kilowatt-hours Sold - Total         26,298      25,708      25,900
                                              ======      ======      ======
          By Class of Service -
            Residential service                6,757       6,564       6,882
            General service                   15,591      15,307      15,185
            Large power service (a)              686         698         687
            Street lighting                      164         166         164
            Rapid transit                        422         412         412
            Wholesale (Primarily SMECO)        2,678       2,561       2,570

          By Type of Customer -
            Residential                        6,745       6,552       6,869
            Commercial                        12,049      11,811      11,712
            U.S. Government                    3,968       3,934       3,902
            D.C. Government                      858         850         847
            Wholesale (Primarily SMECO)        2,678       2,561       2,570


  (a) Large power service customers are served at a voltage of 66KV or higher.




                                       5




                                               1998        1997        1996
                                            ----------  ----------  ----------
          Electric Revenue                        (Millions of Dollars)
          ----------------
          Sales of Electricity - Total (b)  $1,872.7    $1,799.8    $1,824.8
                                            ========    ========    ========
          By Class of Service -
            Residential service             $  567.7    $  525.6    $  549.1
            General service                  1,102.9     1,073.6     1,076.6
            Large power service (a)             35.0        35.5        35.7
            Street lighting                     13.2        12.9        12.5
            Rapid transit                       29.7        28.9        28.7
            Wholesale (Primarily SMECO)        124.2       123.3       122.2

          By Type of Customer -
            Residential                     $  566.8    $  524.7    $  548.1
            Commercial                         876.7       851.4       852.5
            U.S. Government                    253.5       249.3       250.4
            D.C. Government                     51.5        51.1        51.6
            Wholesale (Primarily SMECO)        124.2       123.3       122.2

  (a) Large power service customers are served at a voltage of 66KV or higher.
  (b) Exclusive of Other Electric Revenue of $13.4 million in 1998, $11 million in 1997 and $10 million in 1996.


     The Company's sales of electric energy are seasonal, and, accordingly, rates have been designed to closely reflect the daily and seasonal variations in the cost of producing electricity, in part by raising summer rates and lowering winter rates. Mild weather during the summer billing months of June through October, when base rates are higher to encourage customer conservation and peak load shifting, has an adverse effect on revenue and net income and, conversely, hot weather during these months has a favorable effect.

     The Company includes in revenue the amounts received for sales to other utilities related to pooling and interconnection agreements. Amounts received for such interchange deliveries are a component of the Company's fuel rates.






FUEL
----

     For customer billing purposes, all of the Company's kilowatt-hour sales, through December 31, 1998, are covered by separately stated fuel rates. Pursuant to a new full-requirements contract with the Southern Maryland Electric Cooperative (SMECO), effective January 1, 1999, the rate for electricity includes a non-varying fuel component. Refer to Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for additional information regarding SMECO. The ages of the Company's generating units, all of which are in operation, are presented in the table below.

        Generating           Number           Age
         Station          of Units (a)      (Years)          Service Type
      --------------      ------------      -------      --------------------

     Benning                  2             26-30       Cycling
     Buzzard Point           16               30        Peaking
     Potomac River           2/3            41-49       Cycling/Base
     Dickerson               3/3             5-39       Base/Peaking
      Chalk Point            2/2/7(b)         7-34       Base/Cycling/Peaking
      Morgantown              2/6            25-28       Base/Peaking

     (a) By service type.
     (b) Includes a combustion turbine unit owned by SMECO and operated by the Company.


Since the 1970s, the Company has conducted continuing programs to extend the useful lives of generating units and to ensure their continued availability and efficiency. The Company's generating units burn only fossil fuels. The principal fuel is coal. The Company owns no nuclear generation facilities. The following table sets forth the quantities of each type of fuel used by the Company in the years 1998, 1997 and 1996 and the contribution, on the basis of Btus, of each fuel to energy generated.

                                     1998           1997           1996
                                -------------- -------------- --------------
                                          % of           % of           % of
                                Quantity  Btu  Quantity  Btu  Quantity  Btu
                                -------- ----- -------- ----- -------- -----

          Coal
            (000s net tons)       6,999   84.5   6,318   89.1   6,224   89.7
          Residual oil
            (000s barrels)        3,823   11.1   1,350    4.6   1,365    4.8
          Natural gas
            (000s dekatherms)     6,062    2.8   8,318    4.5   6,111    3.4
          No. 2 fuel oil
            (000s barrels)          590    1.6     564    1.8     657    2.1



     The following table sets forth the average cost of each type of fuel burned, for the years shown.

                                                1998     1997     1996
                                               ------   ------   ------

          Coal:           per ton              $40.27   $42.82   $42.17
                          per million Btu        1.55     1.65     1.62
          Residual oil:   per barrel            16.17    20.95    20.04
                          per million Btu        2.57     3.49     3.19
          Natural gas:    per dekatherm          2.63     2.87     2.92
                          per million Btu        2.63     2.87     2.92
          No. 2 fuel oil: per barrel            21.21    26.96    25.34
                          per million Btu        3.63     4.63     4.34

     The system average cost of fuel burned per million Btu was $1.72 in 1998 compared with $1.84 in 1997 and $1.80 in 1996. The decrease of 6.5% in the 1998 system average unit fuel cost compared with the 1997 system average is attributed primarily to the decreased unit costs of coal, residual oil and gas. The increase of approximately 2% in the 1997 system average unit fuel cost compared with the 1996 system average is attributed primarily to the increased unit cost of coal resulting principally from an increased cost of railroad transportation. The increase in the percent of residual oil burned in 1998 reflects the decline in the price of residual oil and an increase in wholesale energy sales. The decrease in the percent of oil burned in 1997 reflects the increase in the price of oil and the increased usage of lower-cost gas. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.




     Eight of the Company's 16 steam-electric generating units can burn only coal; two units can burn only residual oil; two units can burn either coal or residual oil or a combination of both; two units can burn either coal or natural gas or a combination of both; and two units can burn either residual oil or natural gas. Those units capable of burning either coal or residual oil and those units capable of burning either coal or natural gas normally burn coal as their primary fuel. The Company also has combustion turbines, some of which can burn only No. 2 fuel oil, and others which can burn either natural gas or No. 2 fuel oil. The following table provides details of the Company's generating capability from the standpoint of plant configuration as well as actual energy generation (see Item 2. - Properties for additional information on types of fuel used in generating facilities).

                                        Net Generating          Net
                                        Capability and        Energy
                                      Purchased Capacity     Generated
                                      ------------------ ------------------

                                      1998  1997  1996   1998   1997   1996
                                      ----  ----  ----   ----   ----   ----
      Steam generation

        Dual fuel units, capable
           of burning coal, residual
          oil or a combination of
          coal and residual oil....   17%   17%   17%    31%    31%    33%

        Dual fuel units, capable
           of burning coal, natural
          gas,or a combination of
          coal and natural gas.....   10%   10%    -     16%    16%     -

        Units capable of burning
          coal only................   17%   18%   28%    29%    29%    45%

        Units capable of burning
          residual oil only........    8%    8%    8%     1%     -      1%

        Units capable of burning
          residual oil or natural
          gas......................   18%   18%   18%     8%     4%     4%

      Combustion turbines

        Units capable of burning
          No. 2 fuel oil only......    8%    8%    8% )
        Units capable of burning                      )   2%     2%     1%
          No. 2 fuel oil or natural                   )
           gas......................   11%   11%   11% )

      Purchased capacity...........   11%   10%   10%    13%(a) 18%(a) 16%(a)

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

     The Company has numerous coal contracts, with various expiration dates through 2001, for aggregate annual deliveries of approximately 4.1 million tons. Deliveries under these contracts are expected to provide approximately 61% of the estimated system coal requirements in 1999. The balance of the Company's coal requirements will be purchased under shorter-term agreements and on a spot basis from a variety of suppliers. Each of the Company's coal contracts, which are not fixed price contracts, contains price escalation/de-escalation provisions whereby the adjusted base price to-be-paid to the supplier for coal received by the Company is adjusted on a quarterly basis. Contract price adjustments are calculated according to changes in the contract-specified published indices and are limited by current spot market prices. The Company plans to replace the contracts when they expire with either short-term or spot agreements at comparable prices.

     Most of the coal currently used by the Company is deep mined in Pennsylvania, West Virginia and Maryland. The Company believes that it will be able to continue to obtain the quantities of coal needed to operate at its current fuel mix objective. The costs of coal to the Company may be affected by increases in the costs of production, including the costs of complying with federal legislation (such as amendments to the Clean Air Act, the costs of surface mining reclamation and black lung benefits), the imposition of (or changes in) state severance taxes and by contracts with Conrail, CSX Transportation and Norfolk Southern which cover all of the coal movements to the Company's generating stations.

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

     Certain units at the Company's Chalk Point and Dickerson Generating Stations are capable of burning natural gas as well as oil. The Company has the option to purchase natural gas under an agreement for Chalk Point through December 1999. This contract is for an interruptible supply of natural gas with provisions for price review and monthly adjustment. No term agreement exists to purchase natural gas for the Dickerson Generating Station. The Company actively pursues spot market purchases of natural gas on a short-term basis for its Chalk Point and Dickerson stations. The actual use of natural gas for these units will be dependent upon operational requirements, the relative costs of natural gas and oil, and the availability of natural gas.



RATES
-----

     Rate orders received by the Company during the past three years provided for changes in annual base rate revenue as shown in the table below. At December 31, 1998, there were no base rate proceedings filed nor pending approval before the Company's retail regulatory commissions. The Company has a new full-requirements agreement with SMECO, effective January 1, 1999. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding SMECO.

                                       Rate
                                     Increase
                                    (Decrease)      %          Effective
          Regulatory Jurisdiction     ($000)      Change         Date
          -----------------------   ----------   ---------   ---------------
          Maryland                   $19,000        2.0      December 1998
          Federal-Wholesale           (2,500)      (1.8)     January 1998
          Maryland                    24,000        2.6      November 1997
         Federal-Wholesale           (2,000)      (1.7)     January 1996





Part I
------
Item 2.  PROPERTIES
------   ----------
On February 3, 1999, the Company, together with several other parties, filed an Agreement of Stipulation and Settlement concerning the Company's Maryland stranded cost adjudication proceedings that outlines the Company's plan to voluntarily divest its generating assets at auction as a method to recover 100% of its stranded costs.  Refer to Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" for
additional information about the proposed sale of the generating assets.

                                                                          Megawatts of Net Capability      Net Megawatt-
                                                              Steam       ---------------------------    Hours Generated
                                                             Generation      Steam        Combustion         in 1998
Generating Station                 Location                 Primary Fuel   Generation     Turbine <F1>     (Thousands)
------------------ --------------------------------------- -------------- ------------   ------------    ---------------

Benning            Benning Road and Anacostia River, N.E.     No. 4 Oil           550              -                213
                     Washington, D.C.

Buzzard Point      1st and V Streets, S.W.                         -                -            256                 31
                     Washington, D.C.

Potomac River      Bashford Lane and Potomac River              Coal              482              -              2,191
                     Alexandria, Virginia

Dickerson          Potomac River, South of Little Monocacy      Coal              546            291              3,835
                     River, Dickerson, Maryland

Chalk Point        Patuxent River at Swanson Creek              Coal/           1,907            516 <F2>         6,314
                     Aquasco, Maryland                      Residual Oil/
                                                             Natural Gas

Morgantown         Potomac River, South of Route 301            Coal/           1,164            248              7,853
                     Newburg, Maryland                      Residual Oil
                                                                          ------------   ------------       -----------
  Total - Wholly owned Units                                                    4,649          1,311             20,437

Conemaugh          Indiana County, Pennsylvania                 Coal              165              1              1,278
                                                                          ------------   ------------       -----------
  Total - All Stations Operated                                                 4,814          1,312             21,715
                                                                          ------------                      ===========
Cogeneration                                                                        -              -                281
                                                                                                            ===========
Purchased Capacity
  FirstEnergy <F3>                                                                450              -              2,670
  Panda-Brandywine <F4>                                                           230              -                411
                                                                          ------------                      -----------
                                                                                  680              -              3,081
                                                                          ------------                      ===========
Total System, excluding Short-
  term Capacity Transactions                                                    5,494          1,312
                                                                          ------------   ------------
Short-term Capacity Transactions, net                                            (207)             -
                                                                          ------------   ------------
  Total System                                                                  5,287          1,312
                                                                          ============   ============

All of the above properties are held in fee, but as to Conemaugh, the Company holds a
9.72% undivided interest as a tenant in common.
<F1>Combustion turbines burn No. 2 fuel oil and certain units can also burn natural gas.
<F2>Includes 84 megawatts supplied by a combustion turbine owned by SMECO and operated by the Company.
<F3>Generating capacity under long-term agreements with FirstEnergy and AEI.
<F4>Generating capacity under long-term agreement with Panda-Brandywine L.P.




     The five steam-electric generating stations, together with combustion turbines, had an aggregate net capability at December 31, 1998, of 5,960 megawatts (including the 84 megawatt combustion turbine owned by SMECO at the Company's Chalk Point Generating Station), assuming all units are available for service at the time and for the usual duration of the system peak (which occurs in the summer). The Company also has 166 megawatts of net capability available from its 9.72% undivided interest in a coal fired, steam-electric generating station known as the Conemaugh Generating Station, located in Indiana County, Pennsylvania, which it owns with eight other utilities as tenants in common. The Company also receives generating capacity and associated energy from FirstEnergy under long-term agreements with FirstEnergy and AEI. The agreements, which provide for 450 megawatts of capacity and associated energy, are expected to continue at that level through the year 2005. In addition, the Company has a 25-year agreement with Panda for a 230-megawatt gas-fueled combined-cycle cogeneration project in Prince George's County, Maryland. On June 26, 1998, the Company established an all-time summer peak demand of 5,807 megawatts. At the time of the 1998 summer peak demand, the Company's Energy Use Management programs had the capability of reducing system demand by an additional 242 megawatts.

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

Item 3.    LEGAL PROCEEDINGS
-------    -----------------

     The information required in this section is incorporated herein by reference from Note 13. to the "Notes to Consolidated Financial Statements" of the Company's 1998 Annual Report to shareholders.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

     None.

Part II
-------
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------    -----------------------------------------------------------------
           MATTERS
           -------

     The following table presents the dividends per share of Common Stock and the high and low of the daily Common Stock transaction prices as reported in The Wall Street Journal during each period. The New York Stock Exchange is the principal market on which the Company's Common Stock is traded.

                                      Dividends              Price Range
                   Period             Per Share             High      Low
           ---------------------   ---------------       ---------  --------

           1998:
             First Quarter......   $.415                 $25-11/16  $23-7/16
             Second Quarter.....    .415                  25-7/16    23-1/16
             Third Quarter......    .415                  26-5/8     23-1/8
             Fourth Quarter.....    .415     $1.66        27-13/16   24-7/8

           1997:
             First Quarter......   $.415                 $26        $23-7/8
             Second Quarter.....    .415                  24-7/8     21-1/8
             Third Quarter......    .415                  23-3/4     21
             Fourth Quarter.....    .415     $1.66        26         21


     The number of holders of Common Stock was 71,375 at March 9, 1999, and 72,607 at December 31, 1998.

     There were 118,527,287 shares of the Company's $1 par value Common Stock outstanding at March 9, 1999, and December 31, 1998. A total of 200 million shares is authorized.

     In January 1999, a dividend of 41-1/2 cents per share was declared payable March 31, 1999, to holders of record of the Company's common stock on March 10, 1999. The Company's current annual dividend on common stock is $1.66 per share. The dividend rate is determined by the Company's Board of Directors and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flow levels. The Company has no current plans to change the dividend; however, there can be no assurance that the $1.66 dividend rate will be in effect in the future.

Item 6.    SELECTED FINANCIAL DATA
-------    -----------------------

     The information required in this section is incorporated herein by reference from the "Selected Consolidated Financial Data" section of the Company's 1998 Annual Report to shareholders.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The information required by this section is incorporated herein by reference from the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" section of the Company's 1998 Annual Report to shareholders.

     The "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" section is located on pages 10-21 in the Company's 1998 Annual Report to shareholders and pages 3-38 in Exhibit 13 included herein.

SUBSEQUENT EVENTS
-----------------

SMECO Agreement
---------------

     On February 9, 1999, the new full-requirements agreement between the Company and SMECO was accepted by the Federal Energy Regulatory Commission without change or modification. During the first quarter of 1999, the Company will record pre-tax income of $23.2 million, which represents the present value of the $26 million termination payment from SMECO that will be received in January 2001.

Proposed Sale of Generating Assets
----------------------------------

     The Company currently owns more than 6,000 megawatts of generating capacity, which is provided by six Company-owned, fossil-fueled power plants (of which two are located in Washington, D.C., three are located in Maryland and one is located in Virginia). The Company also has purchased capacity totaling 764 megawatts under long-term contracts. On February 3, 1999, the Company together with several other parties (the Staff of the Maryland Commission, the Maryland People's Counsel, the Maryland Energy Administration, the U.S. General Services Administration, the Washington Metropolitan Area Transit Authority, and the Mid-Atlantic Power Supply Association and a number of other parties) filed an Agreement of Stipulation and Settlement (the Agreement) concerning the Company's Maryland stranded cost adjudication proceeding, an element of the transition to electricity competition in Maryland. Under the Agreement, if approved by the Maryland Public Service Commission (the Maryland Commission) and if all other conditions to the Agreement are satisfied, the Company will sell all of its plants, facilities and equipment used in the generation of electricity and its other rate-based assets that are not required for the provision of electric transmission and distribution services located both in Maryland and elsewhere (collectively, the "generation assets"). The Agreement also provides for the recovery by the Company of its stranded costs allocated to Maryland and the Maryland-related expenses incurred by the Company in preparation for the implementation of retail competition.

     The conditions to the Agreement, in addition to the approval, without change, of all of the provisions of the Agreement by the Maryland Commission, include (i) passage by the Maryland General Assembly of legislation enabling competition and customer choice, including legislation that modifies the taxation of Maryland utilities, and (ii) approval by the District of Columbia Public Service Commission (D.C. Commission) of the sale by the Company of its generation assets.

     Under the Agreement, if it is approved by the Maryland Commission and all other required regulatory approvals are obtained, the Company has agreed to sell its generation assets through an auction process. The generation assets to be sold will include the Company's purchase power contracts, unless the inclusion of such assets in the sale will result in the total value received being significantly less or unless the Company is not legally free to sell such assets. Any power purchase contract not included in the sale of generation assets would become a distribution asset of the Company.

     The Company has agreed to endeavor to obtain D.C. Commission approval for the sale of its generation assets by March 31, 1999 (see the "D.C. Commission Filings" section), and to obtain all other required regulatory approvals in a timely fashion. If D.C. Commission approval is obtained by March 31, 1999, the solicitation of bidders is targeted to begin by July 1, 1999. The Company is obligated to make a good faith effort to close the sale of the generation assets by July 1, 2000. If all required regulatory approvals are not obtained by January 1, 2000, the Agreement will terminate. If the sale is completed, the generation assets sold would no longer be subject to cost of service regulation by the Maryland Commission.

     If the pre-tax net proceeds from the sale of the generation assets are less than the then-current net book value of the generation assets ("book value"), a non-bypassable Competitive Transition Charge (CTC) to Maryland customers would be established to enable the Company to recover (i) the portion allocable to Maryland of the amount by which such proceeds are less than book value, plus (ii) the portion allocable to Maryland of certain generation-related regulatory assets (together, "stranded costs") and the additional expenses incurred by the Company in the preparation for and implementation of retail access that the PSC authorizes the Company to recover from its Maryland customers and which are incurred or reasonably estimated to be incurred prior to July 1, 2003 ("transition costs").

     If the pre-tax net proceeds from the sale of the generation assets exceed the book value, the excess that is allocable to Maryland would be applied to offset any remaining Maryland-related stranded costs and transition costs. If such excess is not sufficient to recover fully such costs, the shortfall allocable to Maryland will be recoverable through a non-bypassable CTC to Maryland customers.

     If the pre-tax net proceeds from the sale of the generation assets both exceed book value and are sufficient to cover any remaining stranded costs and transition costs, the portion of the remaining proceeds that are allocable to Maryland would be distributed to the Company's Maryland customers by means of a Competitive Transition Credit applied to the Company's Maryland retail service rates as follows:

                                       Percentage of Maryland Allocation
      Excess Pre-Tax Net Proceeds      Distributed to Maryland Customers
      ---------------------------      ---------------------------------

         $100 million or less                           70%

         Next $100 million                              60%

         Any amount over $200
           million                                      50%


     The period of time over which the CTC or the Competitive Transition Credit would be applied has not yet been determined.

     Contingent upon the enactment of the necessary tax and enabling legislation by the Maryland General Assembly, the parties to the Agreement have targeted July 1, 2000, as the date on which retail access to a competitive market for generation services will be made available to all of the Company's Maryland customers. The unbundling of delivery rates for customers who choose a generation supplier other than the Company would be accomplished in a revenue neutral manner effective July 1, 2000.

     Under the Agreement, the Company's Maryland customers who are unable to receive generation services from another supplier, or who do not select another supplier, will be entitled to receive services ("default services") from the Company until July 1, 2003, at a rate for the applicable customer class that is no higher than the bundled rate in effect on June 30, 2000, but subject to adjustment for tax law changes enacted by the Maryland General Assembly relating to its authorization of electric industry restructuring. Thereafter, the Company would provide default services using power obtained through a competitive bidding process at regulated tariff rates determined on a pass-through basis and including an allowance for the costs incurred by the Company in providing the services.

D.C. Commission Filings
-----------------------

Stranded Cost Study and Unbundled Rates
---------------------------------------

     On February 1, 1999, the Company filed with the D.C. Commission a quantification of its District of Columbia jurisdictional generating, purchased power and other costs that the Company projects would be stranded in a competitive market for generating services; a proposed method for recovering such stranded costs through a non-bypassable CTC; proposed unbundled rates for retail service; and a proposal to freeze retail rates from the time competition begins until January 2005 (the "Filing"). The Filing was made in compliance with an order issued by the D.C. Commission on December 30, 1998 that required that the Company file a stranded cost study and unbundled rates for the District of Columbia by February 1, 1999. The D.C. Commission order also sought comments on various industry restructuring issues including whether retail competition in the District of Columbia is in the public interest.

     The Company's "unbundled rates" proposal breaks down its electricity prices into separate rates for generation supply (i.e., the cost of producing power or buying it from third parties) and for electricity delivery (i.e., the cost of transmission and distribution of electricity to consumers). In the Filing, the Company's anticipated 1999 average price of 7.79 cents per kilowatt-hour breaks down into a supply charge of 4.92 cents and a delivery charge of 2.87 cents.

     As part of the Filing, the Company proposes that effective with the beginning of competition in the District of Columbia, both the supply and delivery components of the Company's retail prices will be frozen at then-existing levels until January 1, 2005. The Company also proposes to eliminate its fuel adjustment clause when competition begins and assume the risk of fuel cost increases after implementation of the restructuring plan until January 1, 2005 when the Company no longer has the obligation to supply electricity at the frozen rate. The only exceptions to the rate freeze would be for unexpected increases in taxes or new environmental requirements. After January 1, 2005, supply prices would be set by the competitive marketplace and delivery prices would be determined by regulators.

     For retail customers who do not wish to buy the supply portion of their electric service from a source other than the Company once they are free to do so, the Company proposes to provide both supply and delivery service at the frozen rates until January 1, 2005. For customers who enter the competitive supply market, the Company proposes to provide them with a "shopping credit" based on the estimated market price for electricity (currently expected to start at 4.03 cents/kWh in 2001). The shopping credit would terminate on January 1, 2005.

     Under the Company's proposal, the transition to customer choice, including recovery of stranded costs, would be made without any increase in prices to customers. Initially, prices would be held at the levels in effect when competition begins for customers who choose to buy both supply and delivery from the Company. During the freeze, a non-bypassable CTC will be included in the frozen rate. After the end of the freeze in January 2005, all customers would pay, as part of their delivery charge, an explicit CTC which would initially be .89 cents per kWh, but would decrease to .121 cents per kWh in 2011, and decrease again to .12 cents in 2016. The CTC will end in 2021 when the last of the Company's pre-competition power purchase contract ends.

     In the Filing, the Company identifies stranded costs (the total economic value of previously expected regulatory earnings that will not be recovered in a deregulated energy market) having a net after-tax present value of $500.8 million, some of which it will propose be securitized and recovered over the period from 2001 to 2011. The $500.8 million is composed of $210.1 million relating to generation assets, $151.2 million relating to power purchase contracts, $114.9 million in unrecovered conservation costs and $24.6 million in other stranded costs. The present value of the pre-tax CTC revenues necessary to recover these amounts over the 10-year period is $851.9 million. The Company proposes to recover additional stranded costs associated with its long-term Panda and SMECO power purchase contracts, having a net after-tax present value of $55.2 million, over the period 2011 to 2021, which it does not propose be securitized. All stranded cost recovery would be accomplished through the non-bypassable CTC discussed above. The Company has also proposed a "true up" mechanism which would update prospectively in 2005 its stranded cost estimates, taking into account changes in market prices and other factors.

     The stranded costs in the Company's case relate to costs which are already included in the Company's rates. They have been approved by regulators as being appropriate to recover because they were found to have been prudently incurred to meet the Company's regulatory-era obligation to provide reliable service to everyone who wants it. As part of its plan, the Company proposes to securitize a portion of its stranded cost recovery and thereby achieve savings through a reduction in capital costs.

     On March 1, 1999, the Company filed comments in response to the several additional industry restructuring issues set forth by the D.C. Commission in its December 30, 1998 order. In its March 1, 1999 filing, the Company supports the introduction of retail competition for generation services on a phased-in basis to begin on January 1, 2001, and to be completed by January 1, 2003. Among other things, the Company recommends the enactment of tax legislation which would create a level playing field for all competitive sellers of generation in the District of Columbia, as well as clarifying and substantive changes to the 86 year old public utility statute in the District of Columbia in order to permit retail competition for generation services at market prices, provide various consumer protections in a new era of competition and allow for greater flexibility in the price regulation of delivery service by the Company.

     If a competitive market for generation supply is implemented in the District of Columbia, the Company believes that the Commission will follow through on its commitment to provide a fair opportunity for the Company to recover its prudently incurred stranded costs, and that the stranded costs identified by the Company in the filing will be determined to have been prudently incurred. The inability of the Company to fully recover its stranded costs could have a material adverse impact on the future earnings and cash flows of the Company, and may result in consequences including, but not limited to, increases in the cost of capital, increases in rates for transmission and distribution services, exposure to downgrades in credit ratings and involuntary layoffs of employees.

Request for D.C. Commission Approval of Proposed Sale of Generating Assets
--------------------------------------------------------------------------

     On March 16, 1999, the Company filed an application with the D.C. Commission requesting D.C. Commission approval for the Company to sell its generating assets through an auction process.

     Approval by the D.C. Commission of the sale of the generation assets is a condition to the Agreement concerning the Company's Maryland stranded cost adjudication proceeding, an element of the transition to electricity competition in Maryland. In its filing before the D.C. Commission, the Company requests approval to sell the generation assets, irrespective of whether the D.C. Commission orders retail electric competition in the District of Columbia.

     The generation assets to be sold will include the Company's purchase power contracts, unless the inclusion of such assets in the sale will result in the total value received being significantly less or unless the Company is not legally free to sell such assets. Any power purchase contract not included in the sale of generation assets would become a distribution asset of the Company.

     The Company has requested that the D.C. Commission grant expedited consideration of its request to sell the generation assets. The Company has committed to initiate the auction process ninety days after receiving Commission approval for the sale.

     As part of the application, the Company proposes that following the closing of the sale of its generation assets and the application of the proceeds from the sale, both the supply and delivery components of the Company's retail prices in the District of Columbia will be frozen at then-existing levels and the fuel adjustment clause will be eliminated for four years. After four years from the sale of the assets, the Company will no longer have the obligation to supply electricity at the frozen rate. Supply prices would then be set by the competitive marketplace and delivery prices would be determined by regulators. If the Commission implements customer choice subsequent to the sale of the assets, the rate freeze will still terminate four years after the asset sale.

     If the pre-tax net proceeds allocable to the District of Columbia from the sale of the generation assets are less than the book value, the Company proposes that the unretired balance plus generation-related regulatory assets will be amortized and collected from District of Columbia customers through a charge on customers receiving distribution services from the Company such that rates will not increase.

     If the pre-tax net proceeds from the sale of the generation assets exceed both the book value plus the value of the regulatory assets and, if not sold, the purchased power commitments, the portion of the remaining proceeds that are allocable to the District of Columbia would be distributed to the Company's District of Columbia customers in the form of a credit on their charges for delivery service using the same formula that is included in the Agreement.

                                        Percentage of District of Columbia
                                             Allocation Distributed to
      Excess Pre-Tax Net Proceeds         District of Columbia Customers
      ---------------------------       ----------------------------------

        $100 million or less                         70%

        Next $100 million                            60%

        Any amount over $200
           million                                    50%


     The period of time over which the charge or the credit would be applied has not yet been determined.

Sale of First Mortgage Bonds
----------------------------

     On March 17, 1999, the Company sold $270 million of 6% First Mortgage Bonds maturing April 1, 2004. The proceeds from the offering will be used as follows: to pay at maturity $45 million in aggregate principal amount of the Company's First Mortgage Bonds, 4-1/2% Series due 1999, which mature May 15, 1999; to redeem $100 million in outstanding principal amount of the Company's First Mortgage Bonds, 9% Series due 2000 (which will be called for redemption on April 28, 1999); to redeem at 101% of par the entire $62.6 million outstanding principal amount of the Company's 7% Convertible Debentures due 2018 (which will be called for redemption on April 19, 1999); and to refund a portion of the short-term debt that the Company has incurred primarily to finance, on a temporary basis, its ongoing utility construction program and operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
--------   ----------------------------------------------------------

Market Risk
-----------

     Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain of the Company's financial instruments are exposed to market risk in the form of interest rate risk and equity price risk. These financial instruments were not entered into by the Company for trading purposes. The Company manages its market risk in accordance with established policies.

Interest Rate Risk
------------------

     The carrying value of the Company's long-term debt, which consists of first mortgage bonds, medium-term notes, and convertible debentures, was $1,859 million at December 31, 1998. The fair value of this long-term debt, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities, was

$1,969.2 million at December 31, 1998. The interest rate risk related to this debt was estimated as the potential $100.1 million increase in fair value at December 31, 1998 that resulted from a hypothetical 10% decrease in the prevailing interest rates.

     The carrying value of PCI's long-term debt, which consists primarily of recourse debt from institutional lenders and certain other non-recourse debt, was $716.9 million at December 31, 1998. The fair value of this long-term debt, based on current rates offered to similar companies for debt with similar maturities, was $729.2 million at December 31, 1998. The interest rate risk related to this debt was estimated as the potential $11.5 million increase in fair value at December 31, 1998 that resulted from a hypothetical 10% decrease in the prevailing interest rates.

Equity Price Risk
-----------------

     The carrying value of PCI's marketable securities, which consist primarily of preferred stocks with mandatory redemption features, was $231.1 million (including net unrealized gains of $12 million) at December 31, 1998. The fair value of these marketable securities, based on quoted market prices, was equivalent to its carrying value at December 31, 1998. The equity price risk related to these securities was estimated as the potential decrease in fair value of $23.1 million at December 31, 1998 that resulted from a hypothetical 10% decrease in the quoted market prices.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 25, 1999, and supplementary data from the Company's 1998 Annual Report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1., 3., 6., 7., and 8., the 1998 Annual Report to shareholders is not deemed filed as part of this Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

     None.


Part III
--------
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

     The information required by Item 10. consisting of information required by Item 401 of Regulation S-K with regard to Directors of the registrant and the information required by Item 405 of Regulation S-K is incorporated herein by reference to the Company's Notice of Annual Meeting of shareholders and Proxy Statement dated March 10, 1999.

      Information with regard to the executive officers of the registrant as of March 9, 1999, is as follows:

Executive Officers
------------------
                                                                Served in
                                                              such position
        Name                      Position               Age      since
--------------------   --------------------------------  ---  -------------

John M. Derrick, Jr.   President and Chief Executive
                         Officer and Director             58      1997 (1)

Dennis R. Wraase       Senior Vice President and
                         Chief Financial Officer
                         and Director                     54      1997 (2)

William T. Torgerson   Senior Vice President External
                         Affairs and General Counsel      54      1994 (3)

Robert C. Grantley     Group Vice President -
                         Customer Service and Power
                         Distribution                     50      1989

Anthony S. Macerollo   Group Vice President -
                         Corporate Services               57      1989

William J. Sim         Group Vice President -
                         Generation                       54      1991

Andrew W. Williams     Group Vice President -
                         Transmission and Marketing       49      1989

Earl K. Chism          Vice President and Comptroller     63      1994 (4)


Kirk J. Emge           Vice President - Legal Services    49      1994 (5)

Susann D. Felton       Vice President - Generation
                         Fuels and Business Planning      50      1992

William R. Gee, Jr.    Vice President - Resource
                         Planning                         58      1991

Anthony J. Kamerick    Vice President and Treasurer       51      1994 (6)

James S. Potts         Vice President - Environment       53      1993 (7)

Mary M. Sharpe-Hayes   Vice President - Strategic
                         Planning                         45      1998 (8)

None of the above persons has a "family relationship" with any other officer listed or with any director.

     The term of office for each of the above persons is from April 22, 1998, until the next succeeding Annual Meeting and until their successors have been elected and qualified.

 (1) Mr. Derrick was elected to the position of Chief Executive Officer on October 23, 1997 and President on December 21, 1992.

 (2) Mr. Wraase was elected to his present position on April 24, 1996. Prior to that time, from April 22, 1992, he served as Senior Vice President, Finance and Accounting.

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

 (5) Mr. Emge was elected to his present position on April 27, 1994. Prior to that time he held the position of Deputy General Counsel.

 (6) Mr. Kamerick was elected to his present position on April 27, 1994. Prior to that time he held the position of Comptroller from 1992 to 1994.

 (7) Mr. Potts was elected to his present position on April 28, 1993. Prior to that time he held the position of Manager, Generating Strategic Support since 1991.

 (8)  Ms. Sharpe-Hayes was elected to her position on June 29, 1998.


Item 11.   EXECUTIVE COMPENSATION
--------   ----------------------

     The information required by Item 11. is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 10, 1999.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

     The information required by Item 12. is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 10, 1999.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     None.

Part IV
-------
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------   --------------------------------------------------------------

(a)       Documents List
          --------------

1.  Financial Statements

     The following documents are filed as part of this report as incorporated herein by reference from the indicated pages of the Company's 1998 Annual Report.

                                              Reference (Page)
                                              ----------------
                                           1998             Form 10-K
                                       Annual Report      Annual Report
                                      to Shareholders       Exhibit 13
                                      ---------------     -------------

     Consolidated Balance Sheets -
       December 31, 1998 and 1997          22-23             39-40

     Consolidated Statements of
        Earnings - for the years
        ended December 31, 1998,
        1997 and 1996                       24                41

     Consolidated Statements of
        Cash Flows - for the years
        ended December 31, 1998,
       1997 and 1996                        25                42

     Consolidated Statements of
        Comprehensive Income - for
        the years ended December 31,
       1998, 1997 and 1996                  26                43

     Notes to Consolidated Financial
        Statements                          27-43             44-90

     Report of Independent Accountants      44                38


2.  Financial Statement Schedule

     Unaudited supplementary data entitled "Quarterly Financial Summary (Unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 16).

     Schedule II (Valuation and Qualifying Accounts) and the Report of Independent Accountants on Consolidated Financial Statement Schedule are submitted pursuant to Item 14(d).

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


3. Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).

Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

3.1       Charter of the Company..............  Filed herewith.

3.2       By-Laws of the Company..............  Filed herewith.

4         Mortgage and Deed of Trust dated
         July 1, 1936, of the Company to
         The Bank of New York as Successor
         Trustee, securing First Mortgage
         Bonds of the Company, and
         Supplemental Indenture dated
         July 1, 1936.........................  Exh. B-4 to First Amendment,
                                                6/19/36, to Registration
                                                Statement No. 2-2232.

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
          March 1, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.

Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

4         March 2, 1993.......................  Exh. 4 to Form 10-K, 3/26/93.
(cont.)   July 1, 1993........................  Exh. 4.4 to Registration
                                                Statement No. 33-49973,
                                                8/11/93.
          August 20, 1993.....................  Exh. 4.4 to Registration
                                                Statement No. 33-50377,
                                                9/23/93.
          September 29, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          September 30, 1993..................  Exh. 4 to Form 10-K, 3/25/94.
          October 1, 1993.....................  Exh. 4 to Form 10-K, 3/25/94.
          February 10, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          February 11, 1994...................  Exh. 4 to Form 10-K, 3/25/94.
          March 10, 1995......................  Exh. 4.3 to Registration
                                                Statement No. 61379, 7/28/95.
          September 6, 1995...................  Exh. 4 to Form 10-K, 4/1/96.
          September 7, 1995...................  Exh. 4 to Form 10-K, 4/1/96.
          October 2, 1997.....................  Exh. 4 to Form 10-K, 3/26/98.

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

10        Agreement, effective December 8, 1998,
          between the Company and the
          International Brotherhood of
          Electrical Workers (Local Union
          No. 1900)...........................  Filed herewith.

          Employment Agreement**..............  Exh. 10.1 to Form 10-Q,
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

10.1      Amendment to Employment Agreement...  Exh. 10.1 to Form 10-K,
                                                3/26/98.

10.2      1999 General Memorandum of
          Understanding, dated December 8,
          1998 between the Company and the
          International Brotherhood of
          Electrical Workers (Local Union
          No. 1900)...........................  Filed herewith.

Exhibit
  No.     Description of Exhibit                Reference*
-------   ----------------------                ----------

11        Statements Re. Computation of
            Earnings Per Common Share.........  Filed herewith.

12        Statements Re. Computation of
            Ratios............................  Filed herewith.

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


(b)  Reports on Form 8-K
      -------------------

     None.

     Schedule II                     Valuation and Qualifying Accounts
     -----------                     ---------------------------------



                Col. A                         Col. B              Col. C               Col. D        Col. E
                ------                         ------              ------               ------        ------

                                                                  Additions
                                               Balance    -------------------------                   Balance
                                                  at      Charged to   Charged to                       at
                                              Beginning    Costs and      Other                         End
             Description                      of Period    Expenses    Accounts <F1> Deductions <F2> of Period
-------------------------------------------   ---------   ----------   -----------   -------------   ---------
                                                                  (Millions of Dollars)



Year Ended December 31, 1998
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $     2.4   $      8.0   $       1.0   $        (8.7)  $     2.7
      Nonutility subsidiary                   $     6.0   $        -   $      (1.0)  $           -   $     5.0


Year Ended December 31, 1997
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $     1.6   $      9.8   $       1.0   $       (10.0)  $     2.4
      Nonutility subsidiary                   $     6.0   $        -   $         -   $           -   $     6.0


Year Ended December 31, 1996
  Allowance for uncollectible accounts -
    customer and other accounts receivable
      Utility operations                      $     2.0   $      8.5   $       1.2   $       (10.1)  $     1.6
      Nonutility subsidiary                   $     6.0   $        -   $         -   $           -   $     6.0



<F1> Collection of accounts previously written off.
<F2> Uncollectible accounts written off.






                                                     33



(c)  Exhibit 11     Statements Re. Computation of Earnings Per Common Share
     ----------     -------------------------------------------------------

     The information required by Exhibit 11 is incorporated herein by reference to Note 7 of the "Notes to Consolidated Financial Statements" on page 34 of the Company's Annual Report to shareholders.
















Exhibit 12    Statements Re. Computation of Ratios
----------    ------------------------------------

     The computations of the coverage of fixed charges, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1998 through 1994 on the basis of parent company operations only, are as follows.








                                                             For The Year Ended December 31,
                                               ---------------------------------------------------------

                                                  1998        1997        1996        1995        1994
                                               ---------   ---------   ---------   ---------   ---------
                                                                  (Millions of Dollars)

Net income                                        $211.2      $164.7      $220.1      $218.8      $208.1
Taxes based on income                              131.0        97.5       135.0       129.4       116.6
                                               ---------   ---------   ---------   ---------   ---------

Income before taxes                                342.2       262.2       355.1       348.2       324.7
                                               ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                                 151.8       146.7       146.9       146.6       139.2
  Interest factor in rentals                        23.8        23.6        23.6        23.4         6.3
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges                                175.6       170.3       170.5       170.0       145.5
                                               ---------   ---------   ---------   ---------   ---------

Income before income taxes and fixed charges      $517.8      $432.5      $525.6      $518.2      $470.2
                                               =========   =========   =========   =========   =========

Coverage of fixed charges                           2.95        2.54        3.08        3.05        3.23
                                                    ====        ====        ====        ====        ====


Preferred dividend requirements                    $18.0       $16.5       $16.6       $16.9       $16.5
                                               ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.62        1.59        1.61        1.59        1.56
                                               ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                          $29.2       $26.2       $26.7       $26.9       $25.7
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends       $204.8      $196.5      $197.2      $196.9      $171.2
                                               =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           2.53        2.20        2.66        2.63        2.75
                                                    ====        ====        ====        ====        ====




Exhibit 12    Statements Re. Computation of Ratios
----------    ------------------------------------

     The computations of the coverage of fixed charges, before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1998 through 1994 on a fully consolidated basis are as follows.









                                                             For The Year Ended December 31,
                                               ---------------------------------------------------------

                                                  1998        1997        1996        1995        1994
                                               ---------   ---------   ---------   ---------   ---------
                                                                  (Millions of Dollars)

Net income                                        $226.3      $181.8      $237.0       $94.4      $227.2
Taxes based on income                              122.3        65.6        80.4        43.7        94.0
                                               ---------   ---------   ---------   ---------   ---------

Income before taxes                                348.6       247.4       317.4       138.1       321.2
                                               ---------   ---------   ---------   ---------   ---------

Fixed charges:
  Interest charges                                 208.6       216.1       231.1       238.7       224.5
  Interest factor in rentals                        24.0        23.7        23.9        26.7         9.9
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges                                232.6       239.8       255.0       265.4       234.4
                                               ---------   ---------   ---------   ---------   ---------

Nonutility subsidiary capitalized interest          (0.6)       (0.5)       (0.7)       (0.5)       (0.5)
                                               ---------   ---------   ---------   ---------   ---------

Income before income taxes and fixed charges      $580.6      $486.7      $571.7      $403.0      $555.1
                                               =========   =========   =========   =========   =========

Coverage of fixed charges                           2.50        2.03        2.24        1.52        2.37
                                                    ====        ====        ====        ====        ====


Preferred dividend requirements                    $18.0       $16.5       $16.6       $16.9       $16.5
                                               ---------   ---------   ---------   ---------   ---------


Ratio of pre-tax income to net income               1.54        1.36        1.34        1.46        1.41
                                               ---------   ---------   ---------   ---------   ---------

Preferred dividend factor                          $27.7       $22.4       $22.2       $24.7       $23.3
                                               ---------   ---------   ---------   ---------   ---------

Total fixed charges and preferred dividends       $260.3      $262.2      $277.2      $290.1      $257.7
                                               =========   =========   =========   =========   =========
Coverage of combined fixed charges
  and preferred dividends                           2.23        1.86        2.06        1.39        2.15
                                                    ====        ====        ====        ====        ====



Exhibit 21      Subsidiaries of the Registrant
----------      ------------------------------

     Potomac Capital Investment Corporation (PCI), a wholly owned nonutility subsidiary company, was incorporated in Delaware in 1983.

     Potomac Electric Power Company Trust I, a wholly owned business trust and subsidiary, was established in April 1998 for the purposes of issuing Trust Securities representing undivided beneficial interests in the assets of the Trust, and investing the gross proceeds from the sale of the Trust Securities in Junior Subordinated Debentures of the Company.













Exhibit 23      Consent of Independent Accountants
----------      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) and to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379, 333-33495 and 333-66127) of Potomac Electric Power Company of our report dated January 25, 1999 appearing in the Annual Report to shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Consolidated Financial Statement Schedule, which appears under Item 14(a) of this Form 10-K.





/s/ PricewaterhouseCoopers LLP
Washington, D.C.
March 25, 1999









Report of Independent Accountants on Consolidated
-------------------------------------------------
Financial Statement Schedule
----------------------------


January 25, 1999


To the Board of Directors of
Potomac Electric Power Company


Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing in the 1998 Annual Report to shareholders of Potomac Electric Power Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








/s/ PricewaterhouseCoopers LLP
Washington, D.C.






                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 25th day of March, 1999.

                                              POTOMAC ELECTRIC POWER COMPANY
                                                      (Registrant)


                                              By   /s/ John M. Derrick, Jr.
                                                   --------------------------
                                                     (John M. Derrick, Jr.,
                                                   President, Chief Executive
                                                      Officer and Director)


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

          Signature                             Title                Date
          ---------                             -----                ----

(i)    Principal Executive Officer

    /s/    John M. Derrick, Jr.
       ---------------------------     President, Chief Executive
          (John M. Derrick, Jr.)         Officer and Director


(ii),  Principal Financial Officer
(iii)  Principal Accounting Officer

    /s/      Dennis R. Wraase
       ---------------------------     Senior Vice President and
            (Dennis R. Wraase)           Chief Financial Officer
                                         and Director

(iv)   Directors:

    /s/     Edward F. Mitchell
       ---------------------------     Chairman of the Board
           (Edward F. Mitchell)

    /s/     Roger R. Blunt, Sr.
       ---------------------------            Director
           (Roger R. Blunt, Sr.)


                                                                March 25, 1999



          Signature                             Title                Date
          ---------                             -----                ----


(iv)   Directors (cont.):

    /s/   Edmund B. Cronin, Jr.
       ---------------------------            Director
         (Edmund B. Cronin, Jr.)

    /s/     Terence C. Golden
       ---------------------------            Director
           (Terence C. Golden)


       ---------------------------            Director
            (David O. Maxwell)


       ---------------------------            Director
           (Judith A. McHale)

    /s/    Floretta D. McKenzie
       ---------------------------            Director
          (Floretta D. McKenzie)

    /s/     Peter F. O'Malley
       ---------------------------            Director
           (Peter F. O'Malley)

    /s/     Louis A. Simpson
       ---------------------------            Director
           (Louis A. Simpson)

    /s/     A. Thomas Young
       ---------------------------            Director
           (A. Thomas Young)






                                                                March 25, 1999






