Form 10-Q
period 1999-03-31
POTOMAC ELECTRIC POWER CO
filed 1999-05-11
CIK 79732

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                March 31, 1999
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                Outstanding at March 31, 1999
--------------------------     ---------------------------------
Common Stock, $1 par value                118,527,287



                        TABLE OF CONTENTS



PART I - Financial Information                               Page
  Item 1. - Consolidated Financial Statements
    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements...............  5
      (1) SMECO Agreement....................................  6
      (2) Comprehensive Income...............................  6
      (3) Income Taxes.......................................  7
      (4) Capitalization and Fair Value of Financial
            Instruments...................................... 10
      (5) Commitments and Contingencies...................... 16
      (6) Segment Information................................ 17
    Report of Independent Accountants on Review of Interim
      Financial Information.................................. 19

  Item 2. - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    General.................................................. 20
    Forward Looking Statements............................... 21
    Utility
      Results of Operations.................................. 22
        Year 2000 Readiness Disclosure....................... 24
      Capital Resources and Liquidity........................ 27
    Nonutility Subsidiary
      Results of Operations.................................. 29
        Year 2000 Readiness Disclosure....................... 34
      Capital Resources and Liquidity........................ 34

PART II - Other Information
  Item 1. - Legal Proceedings................................ 35
  Item 4. - Submission of Matters to a Vote
    of Security Holders...................................... 35
  Item 5. - Other Information
    Other Financing Arrangements............................. 36
    Base Rate Proceedings.................................... 36
    Restructuring of the Bulk Power Market................... 37
    Competition.............................................. 38
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 39
    Selected Nonutility Subsidiary Financial Information..... 42
    Statistical Data......................................... 44
  Item 6. - Exhibits and Reports on Form 8-K................. 45
  Signatures................................................. 47
  Computation of Ratios - Parent Company Only................ 48
  Computation of Ratios - Consolidated....................... 49
  Independent Accountants Awareness Letter................... 50


Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------

                                    POTOMAC ELECTRIC POWER COMPANY
                        Consolidated Statements of Earnings and Retained Income
                                              (Unaudited)
                        -------------------------------------------------------


                                                         Three Months Ended      Twelve Months Ended
                                                               March 31,               March 31,
                                                         ------------------     --------------------
                                                            1999      1998         1999       1998
                                                         --------  --------     ---------  ---------
                                                            (In Millions, except Per Share Data)
Revenue
  Sales of electricity                                   $  389.9  $  366.3     $ 1,896.3  $ 1,796.5
  Other electric revenue                                      4.7       3.5          14.5        9.7
                                                         --------  --------     ---------  ---------
    Total Operating Revenue                                 394.6     369.8       1,910.8    1,806.2
  Interchange deliveries                                     34.4      10.6         201.7       48.6
                                                         --------  --------     ---------  ---------
    Total Revenue                                           429.0     380.4       2,112.5    1,854.8
                                                         --------  --------     ---------  ---------
Operating Expenses
  Fuel                                                       81.1      82.0         379.3      323.1
  Purchased energy                                           63.2      40.4         292.6      189.9
  Capacity purchase payments                                 53.5      40.0         169.3      154.9
  Other operation                                            53.3      56.0         235.0      224.5
  Maintenance                                                23.3      20.0          94.8       94.1
                                                         --------  --------     ---------  ---------
    Total Operation and Maintenance                         274.4     238.4       1,171.0      986.5
  Depreciation and amortization                              61.2      58.8         242.2      233.3
  Income taxes                                                5.0       1.5         134.0      113.9
  Other taxes                                                44.1      45.8         202.6      202.1
                                                         --------  --------     ---------  ---------
    Total Operating Expenses                                384.7     344.5       1,749.8    1,535.8
                                                         --------  --------     ---------  ---------
Operating Income                                             44.3      35.9         362.7      319.0
                                                         --------  --------     ---------  ---------
Other Income (Loss)
  Nonutility Subsidiary
    Income                                                   55.8      36.1         163.2      121.4
    Expenses, including interest
      and income taxes                                      (51.3)    (29.8)       (149.9)    (111.5)
                                                         --------  --------     ---------  ---------
      Net earnings from nonutility
        subsidiary                                            4.5       6.3          13.3        9.9
  Allowance for other funds used during
    construction and capital cost recovery factor             0.2       0.3           1.3        5.3
  Contract termination fee                                   23.2         -          23.2          -
  Write-off of merger costs                                     -         -             -      (52.5)
  Other, net                                                 (8.3)      0.8          (5.9)      24.2
                                                         --------  --------     ---------  ---------
    Total Other Income (Loss)                                19.6       7.4          31.9      (13.1)
                                                         --------  --------     ---------  ---------
Income Before Utility Interest Charges                       63.9      43.3         394.6      305.9
                                                         --------  --------     ---------  ---------
Utility Interest Charges
  Long-term debt                                             34.2      34.4         136.7      135.3
  Distributions on preferred securities of
    subsidiary company                                        2.3         -           8.0          -
  Other                                                       2.3       2.5           8.9       11.5
  Allowance for borrowed funds used during
    construction and capital cost recovery factor            (0.9)     (1.1)         (3.8)      (7.3)
                                                         --------  --------     ---------  ---------
      Net Utility Interest Charges                           37.9      35.8         149.8      139.5
                                                         --------  --------     ---------  ---------
Net Income                                                   26.0       7.5         244.8      166.4
Dividends on preferred stock                                  2.0       4.1           9.3       16.6
Redemption premium on preferred stock                           -         -           6.6          -
                                                         --------  --------     ---------  ---------
Earnings for Common Stock                                    24.0       3.4         228.9      149.8

Retained Income at Beginning of Period                      747.3     734.3         690.2      730.2
Dividends on Common Stock                                   (49.2)    (49.1)       (196.7)    (196.6)
Subsidiary Marketable Securities, Net
  Unrealized (Loss) Gain, Net of Tax                         (0.2)      1.6          (0.5)       6.8
                                                         --------  --------     ---------  ---------
Retained Income at End of Period                         $  721.9  $  690.2     $   721.9  $   690.2
                                                         ========  ========     =========  =========
Basic Average Common Shares
  Outstanding                                               118.5     118.5         118.5      118.5
Basic Earnings Per Common Share                             $0.20     $0.03         $1.93      $1.26
Diluted Average Common Shares
  Outstanding                                               118.5     118.5         124.2      124.3
Diluted Earnings Per Common Share                           $0.20     $0.03         $1.89      $1.26
Cash Dividends Per Common Share                            $0.415    $0.415         $1.66      $1.66
Book Value Per Share                                                               $15.62     $15.35
Dividend Payout Ratio                                                                86.0%     131.7%
Effective Federal Income Tax Rate                                                    32.2%      27.4%

                                        POTOMAC ELECTRIC POWER COMPANY
                                          Consolidated Balance Sheets
                                    (Unaudited at March 31, 1999 and 1998)
                                    --------------------------------------


                                                                 March 31,     December 31,      March 31,
                  ASSETS                                           1999            1998            1998
                  ------                                        ----------     ------------     ----------
                                                                           (Millions of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $  6,560.9     $    6,539.9     $  6,401.8
  Construction work in progress                                       84.6             73.2           98.0
  Electric plant held for future use                                   2.2              4.3            4.2
  Nonoperating property                                               42.5             40.4           22.8
                                                                ----------     ------------     ----------
                                                                   6,690.2          6,657.8        6,526.8
  Accumulated depreciation                                        (2,173.2)        (2,136.6)      (2,046.4)
                                                                ----------     ------------     ----------
      Net Property and Plant                                       4,517.0          4,521.2        4,480.4
                                                                ----------     ------------     ----------
Current Assets
  Cash and cash equivalents                                           82.8              6.4            6.1
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2.2, $2.4 and $2.2                109.8            114.9          115.8
  Other accounts receivable, less allowance for
    uncollectible accounts of $.3                                     39.5             44.8           35.1
  Accrued unbilled revenue                                            68.5             65.6           63.6
  Prepaid taxes                                                       17.9             34.7           16.8
  Other prepaid expenses                                               7.3              3.3            4.9
  Material and supplies - at average cost
    Fuel                                                              52.6             53.3           56.2
    Construction and maintenance                                      69.6             68.7           69.4
                                                                ----------     ------------     ----------
      Total Current Assets                                           448.0            391.7          367.9
                                                                ----------     ------------     ----------
Deferred Charges
  Income taxes recoverable through future rates, net                 230.8            232.5          236.7
  Conservation costs, net                                            187.3            197.5          217.1
  Unamortized debt reacquisition costs                                49.2             49.9           52.0
  Other                                                              203.4            175.6          158.6
                                                                ----------     ------------     ----------
      Total Deferred Charges                                         670.7            655.5          664.4
                                                                ----------     ------------     ----------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                            8.3             79.6            4.5
  Marketable securities                                              232.2            231.1          265.2
  Investment in finance leases                                       395.6            399.2          461.5
  Operating lease equipment, net of accumulated
    depreciation of $125.9, $120.1 and $123.5                        116.8            122.6          147.4
  Receivables, less allowance for uncollectible
    accounts of $4.8, $5.0 and $6.0                                   55.3             55.6           39.6
  Other investments                                                  124.0            120.6          171.3
  Other assets                                                        20.2             23.1           13.4
  Deferred income taxes                                               43.6             25.6           51.0
                                                                ----------     ------------     ----------
      Total Nonutility Subsidiary Assets                             996.0          1,057.4        1,153.9
                                                                ----------     ------------     ----------
      Total Assets                                              $  6,631.7     $    6,625.8     $  6,666.6
                                                                ==========     ============     ==========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $    118.5     $      118.5     $    118.5
  Other common equity                                              1,733.5          1,758.9        1,700.6
  Serial preferred stock                                             100.0            100.0          125.0
  Redeemable serial preferred stock                                   50.0             50.0          141.0
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust which holds solely
    parent junior subordinated debentures                            125.0            125.0              -
  Long-term debt                                                   1,963.8          1,859.0        1,902.2
                                                                ----------     ------------     ----------
      Total Capitalization                                         4,090.8          4,011.4        3,987.3
                                                                ----------     ------------     ----------
Other Non-Current Liabilities
  Capital lease obligations                                          156.9            157.6          159.7
                                                                ----------     ------------     ----------
Current Liabilities
  Long-term debt and preferred stock redemption                      207.6             45.2            1.0
  Short-term debt                                                        -            191.7          225.0
  Accounts payable and accrued expenses                              187.7            193.2          174.2
  Capital lease obligations due within one year                       20.8             20.8           20.8
  Other                                                               94.1             95.8           89.1
                                                                ----------     ------------     ----------
      Total Current Liabilities                                      510.2            546.7          510.1
                                                                ----------     ------------     ----------
Deferred Credits
  Income taxes                                                     1,052.8          1,049.2        1,033.5
  Investment tax credits                                              52.7             53.7           56.4
  Other                                                               23.6             24.6           19.5
                                                                ----------     ------------     ----------
      Total Deferred Credits                                       1,129.1          1,127.5        1,109.4
                                                                ----------     ------------     ----------
Nonutility Subsidiary Liabilities
  Long-term debt                                                     654.9            716.9          702.3
  Short-term notes payable                                            10.0                -          113.2
  Other                                                               79.8             65.7           84.6
                                                                ----------     ------------     ----------
      Total Nonutility Subsidiary Liabilities                        744.7            782.6          900.1
                                                                ----------     ------------     ----------
      Total Capitalization and Liabilities                      $  6,631.7     $    6,625.8     $  6,666.6
                                                                ==========     ============     ==========


                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                      Three Months Ended        Twelve Months Ended
                                                                           March 31,                 March 31,
                                                                     ---------------------      -------------------
                                                                       1999         1998           1999       1998
                                                                     -------     -------        -------     -------
                                                                                   (Millions of Dollars)
Operating Activities
  Income from utility operations                                     $  21.5     $   1.2        $ 231.5     $ 156.5
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                       61.2        58.8          242.2       233.3
    Deferred income taxes and investment tax credits                     5.4         6.2           22.3        54.5
    Deferred conservation costs                                         (2.2)       (7.0)         (19.5)      (33.9)
    Allowance for funds used during construction
      and capital cost recovery factor                                  (1.1)       (1.4)          (5.1)      (12.6)
    Changes in materials and supplies                                   (0.2)        2.0            3.4        17.7
    Changes in accounts receivable and accrued unbilled revenue          7.7         3.5           (3.2)       (2.0)
    Changes in contract termination fee receivable                     (23.4)          -          (23.4)          -
    Changes in accounts payable                                          6.8       (16.0)          10.2        11.5
    Changes in other current assets and liabilities                     (2.6)       19.7            3.5        18.4
    Changes in deferred merger costs                                       -           -              -        33.6
    Net other operating activities                                      (6.8)      (11.9)         (23.8)      (61.3)
  Nonutility subsidiary:
    Net earnings                                                         4.5         6.3           13.3         9.9
    Deferred income taxes                                              (17.9)      (52.1)           7.7       (94.1)
    Changes in other assets and net other operating activities          30.4        24.8            7.3        61.9
                                                                     -------     -------        -------     -------
Net Cash From Operating Activities                                      83.3        34.1          466.4       393.4
                                                                     -------     -------        -------     -------

Investing Activities
  Total investment in property and plant                               (40.8)      (38.3)        (214.2)     (227.4)
  Allowance for funds used during construction
    and capital cost recovery factor                                     1.1         1.4            5.1        12.6
                                                                     -------     -------        -------     -------
    Net investment in property and plant                               (39.7)      (36.9)        (209.1)     (214.8)
  Nonutility subsidiary:
    Purchase of marketable securities                                   (9.2)       (0.5)          (9.7)      (12.5)
    Proceeds from sale or redemption of marketable securities            7.6        40.3           43.9        69.8
    Proceeds from sale of assets                                           -        11.0           94.9        45.2
    Purchase of other investments                                       (6.5)      (12.6)         (18.9)      (17.3)
    Proceeds from sale or distribution of other investments              0.7         2.7           32.4        16.7
    Net proceeds from promissory notes                                     -           -              -        34.1
    Net proceeds from liquidation of partnership                         8.4           -            8.4           -
    Net gain upon liquidation of partnership                            (9.5)          -           (9.5)          -
                                                                     -------     -------        -------     -------
Net Cash (Used By) From Investing Activities                           (48.2)        4.0          (67.6)      (78.8)
                                                                     -------     -------        -------     -------

Financing Activities
  Dividends on common stock                                            (49.2)      (49.1)        (196.7)     (196.6)
  Dividends on preferred stock                                          (2.0)       (4.1)          (9.3)      (16.6)
  Redemption of preferred stock                                            -        (0.1)        (123.6)       (1.6)
  Issuance of mandatorily redeemable preferred securities                  -           -          125.0           -
  Issuance of long-term debt                                           266.6           -          266.6       182.3
  Reacquisition and retirement of long-term debt                        (0.2)      (51.1)          (0.2)     (201.1)
  Short-term debt, net                                                (191.7)       93.6         (225.0)       51.5
  Other financing activities                                            (1.5)       (0.1)          (4.5)       (1.5)
  Nonutility subsidiary:
    Issuance of long-term debt                                          36.1        10.7          245.6        50.7
    Repayment of long-term debt                                        (98.1)     (138.8)        (293.0)     (337.8)
    Short-term debt, net                                                10.0       105.5         (103.2)      112.2
                                                                     -------     -------        -------     -------
Net Cash Used By Financing Activities                                  (30.0)      (33.5)        (318.3)     (358.5)
                                                                     -------     -------        -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents                     5.1         4.6           80.5       (43.9)
Cash and Cash Equivalents at Beginning of Period                        86.0         6.0           10.6        54.5
                                                                     -------     -------        -------     -------
Cash and Cash Equivalents at End of Period                           $  91.1     $  10.6        $  91.1     $  10.6
                                                                     =======     =======        =======     =======

Cash paid for interest (net of capitalized interest of $.2,
  $.2, $.6 and $.5) and income taxes
    Interest (including nonutility subsidiary interest of
      $21.2, $27.4, $52.2 and $67.5)                                 $  63.1     $  67.2        $ 194.5     $ 196.7
    Income taxes (including nonutility subsidiary)                   $  (7.2)    $     -        $  61.6     $  10.7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Organization
------------

     Potomac Electric Power Company (the Company) is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C. metropolitan area. The Company's retail service territory includes all of the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland. In addition, the Company supplies electricity, at wholesale, under a full-requirements agreement with Southern Maryland Electric Cooperative, Inc. (SMECO). The Company also delivers economy energy to the Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) of which the Company is a member. PJM is composed of more than 100 electric utilities, independent power producers, power marketers, cooperatives and municipals which operate on a fully integrated basis.

     Potomac Capital Investment Corporation (PCI), a wholly owned subsidiary of the Company, was formed in 1983. PCI's principal new business activity has been the development and expansion of operating businesses in the competitive markets for energy and telecommunications products and services. PCI continues to manage a substantial portfolio of financial investments including securities, direct finance and leveraged leases, real estate and structured finance transactions.

     Potomac Electric Power Company Trust I (Trust), a Delaware statutory business trust and a wholly owned subsidiary of the Company, was established in April 1998. The Trust exists for the exclusive purposes of (i) issuing Trust securities representing undivided beneficial interests in the assets of the Trust, (ii) investing the gross proceeds from the sale of the Trust Securities in Junior Subordinated Deferrable Interest Debentures issued by the Company, and (iii) engaging only in other activities as necessary or incidental to the foregoing.

Basis of Presentation
---------------------

     The information furnished in the accompanying Consolidated Statements of Earnings and Retained Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.


     Certain prior year amounts have been reclassified to conform to the current year presentation.

(1) SMECO Agreement
    ---------------

     As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 1998 Form 10-K, the new full-requirements agreement was accepted by the Federal Energy Regulatory Commission (FERC) on February 9, 1999, without change or modification, and became effective on January 1, 1999. Accordingly, during the first quarter of 1999, the Company recorded pre-tax income of $23.2 million. This amount is classified as "other deferred charges" on the Company's Consolidated Balance Sheet as of March 31, 1999. In accordance with Accounting Principles Board Opinion No. 21 "Interest on Receivables and Payables," the amount owed by SMECO requires the imputation of interest and therefore the Company is amortizing the $2.8 million difference between the present value of the termination payment and its face amount ($26 million) through December 31, 2000 using the effective interest method at a 6% interest rate. The 6% interest rate approximates the rate the Company could earn on a two year treasury instrument. The Company recorded $.2 million in interest income during the first quarter of 1999 related to the amortization of the $2.8 million difference.

(2)  Comprehensive Income
     --------------------

     The Company's components of comprehensive income are net income, and unrealized gains and losses on marketable securities. Comprehensive income totaled $25.8 million and $244.3 million for the three and twelve months ended March 31, 1999, compared to $9.1 million and $173.2 million in the corresponding periods ended March 31, 1998.


(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                                  Three Months Ended            Twelve Months Ended
                                                                       March 31,                     March 31,
                                                                -----------------------       -----------------------
                                                                  1999           1998           1999           1998
                                                                --------       --------       --------       --------
                                                                            (Millions of Dollars)
Utility current tax expense
  Federal                                                       $    7.5       $   (3.5)      $  106.8       $   35.2
  State and local                                                    1.1           (1.1)          14.3            4.4
                                                                --------       --------       --------       --------
Total utility current tax expense                                    8.6           (4.6)         121.1           39.6
                                                                --------       --------       --------       --------
Utility deferred tax expense
  Federal                                                            5.4            5.5           22.3           50.4
  State and local                                                    0.9            1.6            3.7            7.7
  Investment tax credits                                            (1.0)          (0.9)          (3.7)          (3.6)
                                                                --------       --------       --------       --------
Total utility deferred tax expense                                   5.3            6.2           22.3           54.5
                                                                --------       --------       --------       --------

Total utility income tax expense                                    13.9            1.6          143.4           94.1
                                                                --------       --------       --------       --------

Nonutility subsidiary current tax expense
  Federal                                                            8.1           14.3            9.2           37.5

Nonutility subsidiary deferred tax expense
  Federal                                                           (9.0)         (14.7)         (18.4)         (56.8)
                                                                --------       --------       --------       --------
Total nonutility subsidiary income tax expense                      (0.9)          (0.4)          (9.2)         (19.3)
                                                                --------       --------       --------       --------

Total consolidated income tax expense                               13.0            1.2          134.2           74.8
Income taxes included in other income                                8.0           (0.3)           0.2          (39.1)
                                                                --------       --------       --------       --------
Income taxes included in utility operating expenses             $    5.0       $    1.5       $  134.0       $  113.9
                                                                ========       ========       ========       ========






Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                                  Three Months Ended            Twelve Months Ended
                                                                       March 31,                     March 31,
                                                                -----------------------       -----------------------
                                                                  1999           1998           1999           1998
                                                                --------       --------       --------       --------
                                                                               (Millions of Dollars)
Income before income taxes                                      $   39.0       $    8.7       $  379.0       $  241.2
                                                                ========       ========       ========       ========

Utility income tax at federal
  statutory rate                                                $   12.4       $    1.0       $  131.2       $   87.7
    Increases (decreases) resulting from
      Depreciation                                                   2.8            2.8           10.9           11.1
      Removal costs                                                 (1.4)          (1.3)          (6.1)          (5.8)
      Allowance for funds used during
        construction                                                 0.2            0.2            0.5            0.9
      Other                                                         (0.4)          (0.5)          (0.8)          (3.8)
      State income taxes, net of federal effect                      1.3            0.3           11.7            7.9
      Tax credits                                                   (1.0)          (0.9)          (4.0)          (3.9)
                                                                --------       --------       --------       --------
Total utility income tax expense                                    13.9            1.6          143.4           94.1
                                                                --------       --------       --------       --------

Nonutility subsidiary income tax at federal
  statutory rate                                                     1.3            2.0            1.5           (3.3)
    Decreases resulting from
      Dividends received deduction                                  (1.0)          (1.2)          (4.2)          (5.1)
      Reversal of previously accrued deferred taxes                    -              -           (1.0)             -
      Other                                                         (1.2)          (1.2)          (5.5)         (10.9)
                                                                --------       --------       --------       --------
Total nonutility subsidiary income tax credit                       (0.9)          (0.4)          (9.2)         (19.3)
                                                                --------       --------       --------       --------

Total consolidated income tax expense                               13.0            1.2          134.2           74.8
Income taxes, included in other income                               8.0           (0.3)           0.2          (39.1)
                                                                --------       --------       --------       --------
Income taxes included in utility operating expenses             $    5.0       $    1.5       $  134.0       $  113.9
                                                                ========       ========       ========       ========






Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                                Mar. 31,       Dec. 31,       Mar. 31,
                                                                  1999           1998           1998
                                                                --------       --------       --------
                                                                         (Millions of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                           $  897.8       $  891.6       $  877.3
  Rapid amortization of certified pollution
    control facilities                                              26.8           27.2           25.4
  Deferred taxes on amounts to be collected
    through future rates                                            87.4           88.0           89.6
  Property taxes                                                    13.0           12.9           13.6
  Deferred fuel                                                     (8.5)          (9.7)          (6.1)
  Prepayment premium on debt retirement                             18.6           18.9           19.7
  Deferred investment tax credit                                   (20.0)         (20.3)         (21.4)
  Contributions in aid of construction                             (32.5)         (32.0)         (30.2)
  Contributions to pension plan                                     22.1           22.1           18.2
  Conservation costs (demand side management)                       50.4           49.4           47.1
  Other                                                             17.4           19.7           19.3
                                                                --------       --------       --------
Total utility deferred tax liabilities, net                      1,072.5        1,067.8        1,052.5
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                           19.7           18.6           19.0
                                                                --------       --------       --------
Total utility deferred tax liabilities, net - non-current       $1,052.8       $1,049.2       $1,033.5
                                                                ========       ========       ========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                                $  123.8       $  134.3       $  112.9
  Operating leases                                                   5.6            5.0           23.9
  Alternative minimum tax                                          (43.6)         (43.6)         (97.1)
  Assets with a tax basis greater than book basis                  (46.5)         (46.0)         (38.9)
  Other                                                            (82.9)         (75.3)         (51.8)
                                                                --------       --------       --------
Total nonutility subsidiary deferred tax liabilities
  (assets), net                                                 $  (43.6)      $  (25.6)      $  (51.0)
                                                                ========       ========       ========







(4)  Capitalization and Fair Value of Financial Instruments
     ------------------------------------------------------

Common Equity
-------------

     At March 31, 1999, 118,527,287 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of March 31, 1999, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 2,769,412 and 3,392,500 shares were reserved for conversion of the 7% and 5% Convertible Debentures, respectively.

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


     At March 31, 1999, the Company had outstanding 3,000,000 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 8,750,000 shares is authorized. At March 31, 1999, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $4.7 million and $3.4 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     At March 31, 1999, the Company had outstanding one million shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.625% ($2.3125) for the period March 1, 1999, through May 31, 1999. For the period December 1, 1998, through February 28, 1999, the annual dividend rate was 4.2% ($2.10). The average rate at which dividends were paid during the twelve months ended March 31, 1999, was 4.15% ($2.08).



     At March 31, 1999, the Company had outstanding one million shares of Redeemable Serial Preferred Stock, $3.40 (6.80%) Series of 1992, on which the sinking fund requirement commences
September 1, 2002. The sinking fund requirement in 2002 and 2003 with respect to this series is $2.5 million.

     In May 1998, the Trust, of which the Company owns all of the common securities, issued $125 million of 7-3/8% Trust Originated Preferred Securities (TOPrS). The proceeds from the sale of the TOPrS and from the common securities of the Trust to the Company were used by the Trust to purchase from the Company $128.9 million of 7-3/8% Junior Subordinated Deferrable Interest Debentures, due June 1, 2038. The sole assets of the Trust are the Subordinated Debentures. The Trust will use interest payments received on the Subordinated Debentures to make quarterly cash distributions on the TOPrS. Proceeds from the sale of the Subordinated Debentures to the Trust were used by the Company to redeem three series of serial preferred stock on June 1, 1998.

     Additionally, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - "Sale of First Mortgage Bonds," of the Company's 1998 Form 10-K, on March 17, 1999, the Company sold $270 million of 6% First Mortgage Bonds maturing April 1, 2004.

     At March 31, 1999, the aggregate annual interest requirement on the Company's long-term debt and Company obligated mandatorily redeemable preferred securities of subsidiary trust, including debt due within one year, was $155 million; and the aggregate amounts of long-term debt maturities are zero in 2000, $165 million in 2001, $190 million in 2002 and $90 million in 2003.
At March 31, 1999, long-term debt due within one year consisted of $45 million of 4-1/2% First Mortgage Bonds, $100 million of 9% First Mortgage Bonds and $62.6 million of 7% Convertible Debentures.



     The estimated fair values of the Company's financial instruments at March 31, 1999, net of amounts due within one year, are summarized below:

                                           Carrying      Fair
                                            Amount       Value
                                          ----------   ----------
                                           (Millions of Dollars)
Utility
  Capitalization and Liabilities
    Serial preferred stock                 $  100.0     $   95.4
                                           ========     ========

    Redeemable serial preferred stock      $   50.0     $   53.6
                                           ========     ========
    Company obligated mandatorily
      redeemable preferred securities
      of subsidiary trust which holds
      solely parent junior subordinated
      debentures                           $  125.0     $  128.1
                                           ========     ========

    Long-term debt
      First mortgage bonds (net of
        unamortized premium and
        discount of $16.5)                 $1,575.3     $1,616.6
      Medium-term notes (net of
        unamortized discount of $1.7)         281.4        292.6
      Convertible debentures (net of
        unamortized discount of $7.9)         107.1        110.1
                                           --------     --------
        Total long-term debt               $1,963.8     $2,019.3
                                           ========     ========

Nonutility Subsidiary
  Assets
    Marketable securities (primarily
      mandatorily redeemable preferred
      stock)                               $  232.2     $  232.2
                                           ========     ========

    Notes receivable                       $   25.2     $   22.1
                                           ========     ========
  Liabilities
    Long-term debt                         $  654.9     $  663.3
                                           ========     ========

     The following methods and assumptions were used to estimate, at March 31, 1999, the fair value of each class of financial instrument shown above for which it is practicable to estimate that value.


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



Calculations of Earnings Per Share
----------------------------------

     Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.


                                             Three Months Ended           Twelve Months Ended
                                                  March 31,                    March 31,
                                             ------------------          ---------------------
                                              1999         1998           1999           1998
                                             -----        -----          ------         ------
                                                       (Millions except Per Share Data)
Income (Numerator):

Earnings applicable to common stock          $24.0         $3.4          $228.9         $149.8

Add:  Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                     - <F1>       - <F1>        6.3            6.4
                                             -----        -----          ------         ------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                                 $24.0         $3.4          $235.2         $156.2
                                             =====        =====          ======         ======
Shares (Denominator):

Average shares outstanding for
  computation of basic earnings
  per common share                           118.5        118.5           118.5          118.5
                                             =====        =====          ======         ======
Average shares outstanding for
  diluted computation:

  Average shares outstanding                 118.5        118.5           118.5          118.5

  Additional shares resulting from:
    Conversion of 7% Convertible
      Debentures                                 - <F1>       - <F1>        2.3            2.4
    Conversion of 5% Convertible
      Debentures                                 - <F1>       - <F1>        3.4            3.4
                                             -----        -----          ------         ------
Average shares outstanding for
  computation of diluted
  earnings per common share                  118.5        118.5           124.2          124.3
                                             =====        =====          ======         ======

Basic earnings per common share              $0.20        $0.03           $1.93          $1.26

Diluted earnings per common share            $0.20        $0.03           $1.89          $1.26

<F1>  These amounts are not reflected in the computation of diluted EPS because the effects are antidilutive and would increase diluted EPS.


Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at March 31, 1999, consisted primarily of unsecured borrowings from institutional lenders. The interest rates of such borrowings ranged from 5% to 10.1%. The weighted average effective interest rate was 7.21% at March 31, 1999, 7.35% at December 31, 1998, and 7.41% at March 31, 1998. Annual aggregate principal repayments on these borrowings are $73 million in 1999, $147.5 million in 2000, $88.5 million in 2001, $93 million in 2002, $134.5 million in 2003 and $100.2 million thereafter. Also included in long-term debt is $18.2 million of non-recourse debt which is due in monthly installments with final maturities in 2002 and 2011.

Nonutility Subsidiary Contractual Maturities
--------------------------------------------

     At March 31, 1999, the contractual maturities for mandatorily redeemable preferred stock are $7.7 million within one year, $93.8 million from one to five years, $97.7 million from five to 10 years and $20.4 million for over 10 years.



(5)  Commitments and Contingencies
     -----------------------------

Competition
-----------

     For additional information refer to Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations of the Company's 1998 Form 10-K and Item 5. "Other
Information," herein.

Proposed Sale of Generating Assets
----------------------------------

     On February 3, 1999, the Company filed an Agreement of Stipulation and Settlement (the Agreement) concerning the Company's Maryland stranded cost adjudication proceeding, an element of the transition to electricity competition in Maryland. Under the Agreement, if approved by the Maryland Public Service Commission (the Maryland Commission) and if all other conditions to the Agreement are satisfied, the Company will sell all of its plants, facilities and equipment used in the generation of electricity and its other rate-based assets that are not required for the provision of electric transmission and distribution services located both in Maryland and elsewhere (collectively, the "generation assets"). The net book value of these assets at March 31, 1999 is approximately $1.9 billion.

     On March 16, 1999, the Company filed an application with the District of Columbia Public Service Commission (D.C. Commission) requesting its approval of the sale of the Company's generation assets (see the disclosure related to this filing located in Item
5. "Other Information" in the "Competition - District of Columbia" section, herein). Additionally, on April 2, 1999, the Maryland General Assembly approved legislation enabling competition and customer choice, including legislation that modifies the taxation of Maryland utilities and it was signed by the Governor of Maryland (see the disclosure related to this filing located in Item 5. "Other Information" in the "Competition
- Maryland" section, herein). The Agreement remains contingent upon the approval of the Maryland Commission and the D.C. Commission.



Environmental Contingencies
---------------------------

     For a discussion of the Company's Environmental
Contingencies, in addition to the updated information disclosed below, refer to Item 8. Financial Statements and Supplementary
Data, of the Company's 1998 Form 10-K.

     On February 24, 1999, the Circuit Court for Baltimore City declared the Maryland NOx Budget Proposal to be invalid and remanded it to the Department of Environment.

     The Company's generating stations operate under National Pollutant Discharge Eliminating System (NPDES) permits. A NPDES renewal application submitted in July 1993 for the Benning station is pending. NPDES permits were issued for the Potomac River station in February 1994, the Morgantown station in February 1995, the Dickerson station in August 1996 and the Chalk Point station in September 1996. An NPDES renewal application was submitted for the Potomac River station in August 1998. At this time resolution of the renewal application is pending.

Office Space Lease
------------------

The Company's current lease for office space expires in March 2002. PCI is in the process of constructing and financing a new 10-story facility at a cost of $92 million, which includes 329,000 square feet of office space for 1,200 of the Company's employees. The Company will lease the office space through PCI. The new building is scheduled to be completed in mid-2001.

(6) Segment Information
    -------------------

     The Company has identified the utility and nonutility business operations as its two segments. The factors used to identify these segments are that the Company organizes its business around differences in products, services, and regulatory environments and that the operating results for each segment are regularly reviewed by the Company's chief operating decision-maker in order to make decisions about resources and assess performance.

     Revenues for the utility segment are derived from the generation, transmission, distribution and sale of electric energy. The nonutility segment, which primarily consists of the operations of the Company's wholly owned subsidiary, PCI, derives its revenue from investment programs, energy-related businesses and telecommunication services.



     The following table presents information about the Company's reportable segments for the three months ended March 31, 1999 and March 31, 1998 and the year ended December 31, 1998. There are no differences in the Company's basis of segmentation or in the basis of measurement of segment profit or loss as outlined in
Item 8. Financial Statements and Supplementary Data of the Company's 1998 Form 10-K.

                                                    Segment
                         Utility     Nonutility      Total
                         -------     ----------    ---------

March 31, 1999
   Revenues              $  429.0      $ 55.8      $  484.8
   Net Income                21.5         4.5          26.0
   Net Income Before
     Income Taxes            35.4         3.6          39.0
   Income Tax Expense
     (Credit)                13.9         (.9)         13.0

December 31, 1998
   Revenues              $2,063.9      $143.5      $2,207.4
   Net Income               211.2        15.1         226.3
   Net Income Before
     Income Taxes           342.2         6.4         348.6
   Income Tax Expense
     (Credit)               131.0        (8.7)        122.3

March 31, 1998
   Revenues              $  380.4      $ 36.1      $  416.5
   Net Income                 1.2         6.3           7.5
   Net Income Before
     Income Taxes             2.8         5.9           8.7
   Income Tax Expense
     (Credit)                 1.6         (.4)          1.2

     The Company's revenues are earned primarily within the United States and there were no material transactions between the Company's segments.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of PricewaterhouseCoopers LLP (on page 19) will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379, 333-33495 and 333-66127) and Forms S-8
(Numbers 33-36798, 33-53685 and 33-54197), filed under the
Securities Act of 1933. Such report of PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and consolidated subsidiaries (the Company) at March 31, 1999 and 1998, and the related consolidated statements of earnings and retained income for the three and twelve month periods then ended and the consolidated statements of cash flows for the three and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Washington, D.C.
May 11, 1999


Part I   FINANCIAL INFORMATION
------   ---------------------
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
------   ----------------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------

GENERAL
-------

     As an investor-owned electric utility, the Company is capital intensive, with a gross investment in property and plant of approximately $3 for each $1 of annual total revenue. The costs associated with property and plant investment amounted to 45% and 46% of the Company's total revenue at March 31, 1999 and December 31, 1998, respectively. Additionally, fuel and purchased energy, capacity purchase payments and other operating expenses were 55% and 54% of total revenue at March 31, 1999 and December 31, 1998, respectively.

     Potomac Capital Investment Corporation (PCI) conducts nonutility investment programs and businesses with the objective of supplementing current utility earnings and building long-term shareholder value. Potomac Electric Power Company Turst I (Trust) was established in April 1998 for the purposes of issuing Trust Securities representing undivided beneficial interests in the assets of the Trust, and investing the gross proceeds from the sale of the Trust Securities in Junior Subordinated Debentures of the Company.

     The Company has two segments, consisting of its utility and nonutility operations. The utility segment derives its revenue from the generation, transmission, distribution and sale of electric energy, while the nonutility segment, which primarily consists of the operations of PCI, derives its revenue from investment programs, energy-related businesses, and telecommunication services. See the discussion in Note (6) of the Notes to Consolidated Financial Statements - Segment Information, for additional information.

     As discussed in Note (5) of the Notes to the Consolidated Financial Statements, Commitments and Contingencies - "Proposed Sale of Generating Assets" on February 3, 1999, the Company together with several other parties filed an Agreement of Stipulation and Settlement concerning the Company's Maryland stranded cost adjudication proceeding and the Company's intention to sell its generating assets. Additionally, as discussed in Note (1) of the Notes to the Consolidated Financial Statements, "SMECO Agreement," the Company's new full-requirements power supply agreement with the Southern Maryland Electric Cooperative (SMECO) was accepted by the Federal Energy Regulatory Commission
(FERC) on February 9, 1999, without change or modification and became effective on January 1, 1999.


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

Growth in Demand, Sales and Capacity to Fulfill Demand
------------------------------------------------------

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

Competition
-----------

     Increased competition will have an impact on future results of operations, which may be adverse, and will depend, among other factors, upon governmental policies and regulatory actions, including those of the FERC and the Maryland and District of Columbia public service commissions, future economic conditions and the influence exerted by emerging market forces over the structure of the electric industry.


Year 2000 Readiness Disclosure
------------------------------

     The Company has implemented a four-pronged approach to address compliance with the Year 2000 processing requirements of its computer systems. The phases being addressed are: Corporate Applications Readiness, which includes all large core business systems; Embedded Systems, which include all operating and control systems; End-User Computing Systems, which are all systems which are not considered core business systems but contain date calculations; and Business Partners' Systems and Vendor Supply-Chain Verification, which is intended to monitor suppliers' readiness for Year 2000 processing. A database has been developed to identify and track the progress of work on each phase. The target date for completion of these phases is mid-1999. The cost or consequences of a material incomplete or untimely resolution of the Year 2000 problem could adversely affect future operations, financial results or financial condition of the Company.

UTILITY
-------

RESULTS OF OPERATIONS
---------------------

Total Revenue
-------------

     Total revenue increased for the three and twelve months ended March 31, 1999, as compared to the corresponding periods in 1998. The increases in revenue from sales of electricity for the periods ending March 31, 1999, resulted primarily from increases in kilowatt-hour sales of 4.7% and 3.9% over the corresponding periods in 1998. Although temperatures in the first quarter, as measured in heating degree days, were 15% colder than the corresponding period in 1998, they were still 3% warmer than the 20-year average. Summer temperatures in the twelve months ended March 31, 1999, as measured in cooling degree hours, were 15% hotter than the corresponding period ended March 31, 1998, yet remained approximately 7% cooler than the 20-year average. The increase in base rate revenue in the three months ended March 31, 1999, compared to the corresponding period in 1998, reflects the effects of a $19 million increase in Maryland base rates (pursuant to a December 1998 settlement agreement) and a $9 million increase in the District of Columbia Demand Side Management (DSM) surcharge tariff effective September 1998. In addition, the increase in base rate revenue in the twelve months ended March 31, 1999, reflects the effects of a $24 million increase in Maryland base rates pursuant to a November 1997 settlement agreement.


     Interchange deliveries increased for the three and twelve months ended March 31, 1999, as compared to the corresponding periods in 1998. The increases for the periods reflect changes in levels and prices of energy delivered to the Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) and increases in the levels of bilateral energy transactions under the Company's wholesale power sales tariff.

     The Company receives point-to-point transmission service revenue, pursuant to open access transmission tariffs. Such revenues are classified as "Other electric revenue," and totaled $1.2 million and $4.9 million for the three and twelve months ended March 31, 1999, and $.2 million and $1 million for the corresponding periods in 1998. The benefits derived from interchange deliveries, capacity sales in the District of Columbia and revenue under the open access transmission tariff are passed through to the Company's customers through fuel adjustment clauses.

     Recent rate orders received by the Company provided for changes in annual base rate revenue as shown in the table below:

                            Rate
                          Increase
                         (Decrease)      %          Effective
Regulatory Jurisdiction    ($000)      Change          Date
-----------------------  ----------    -------    ---------------
Maryland                  $19,000        2.0 %    December 1998
Federal - Wholesale        (2,500)      (1.8)     January 1998
Maryland                   24,000        2.6      November 1997

See Part II, Item 5, Base Rate Proceedings, for additional information.

     As discussed in Note (1) of the Notes to the Consolidated
Financial Statements, "SMECO Agreement," the Company has a new full-requirements agreement with SMECO, effective January 1, 1999.

Operating Expenses
------------------

     Fuel expense increased for the twelve months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to an increase of 19.6% in net generation; partially offset by a decrease in the system average unit cost of fuel discussed below. Fuel expense in the three month periods ended March 31, 1999 and 1998 remained relatively unchanged. The increases in purchased energy for the three and twelve months ended March 31, 1999, reflect changes in levels and prices of energy purchased from PJM and other utilities and power marketers.


     The unit fuel costs for the comparative periods ended March
31, were as follows:

                             Three              Twelve
                          Months Ended       Months Ended
                            March 31,          March 31,
                          ------------       ------------
                          1999    1998       1999    1998
                          -----   -----      -----   -----
System Average
  Fuel Cost per MBTU      $1.64   $1.79      $1.69   $1.83


     System average unit fuel cost decreased for the three and twelve months ended March 31, 1999, as compared to the corresponding periods in 1998, primarily due to decreases in the costs of coal, residual oil and natural gas.

     For the twelve month periods ended March 31, 1999 and 1998, the Company obtained 84% and 89%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Capacity purchase payments increased for the three and twelve months ended March 31, 1999, as compared to the corresponding periods in 1998. These increases reflect contractual escalations under existing purchase capacity contracts with FirstEnergy and Panda-Brandywine (Panda).

     Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three and twelve months ended March 31, 1999, as compared to the corresponding periods in 1998, primarily due to increases in other operation and maintenance expenses associated with winter storm damages and Year 2000 remediation costs, partially offset by reduced labor and benefits costs; increases in depreciation and amortization expense associated with additional investment in property and plant; and increases in income taxes resulting from increased taxable income. Also, increases in the twelve months ended March 31, 1999, reflect nonrecurring charges of $8.2 million for operating costs associated with the Company's Targeted Severance Plan.

                   Year 2000 Readiness Disclosure
                   ------------------------------

For a discussion of the Company's Year 2000 Readiness
Disclosure refer to Part II., Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1998 Form 10-K.


     As of March 31, 1999, approximately 99% of the changes required to the 110 corporate IT systems have been made and regression tested. The Company's mainframe computer system has been partitioned so that a portion is isolated from the production environment and used for Year 2000 full-cycle, or "time machine," testing. A total of 85% of corporate IT systems have been tested in the time machine. Among the major applications successfully tested are the Customer Information, Accounts Payable, Materials Management, and Construction Management systems. End-user computing testing in the time machine began in January 1999. A parallel LAN (local area network) Year 2000 testing facility has been established. All standard LAN office automation, operating systems and business applications supported by Computer Services have been tested successfully. The LAN test lab is currently available for business units to test their applications.

     Year 2000 upgrades to the distributed control systems of Potomac River Units 1, 2, 3, 4 and 5 and Chalk Point Units 1, 2, 3 and 4 have been completed and tested. Remediation efforts are in process at other plants and areas of the electric system. A total of 97% of mission-critical substation, system protection and distribution controls are Year 2000 ready as of March 31, 1999. The Energy Management System (EMS) is critical to the operation of the electric system. Factory acceptance testing for the Year 2000 mitigation software has successfully been completed and the new software will be installed, tested, and operational by June 1, 1999. In total, 85% of EMS/Substation Control and Data Acquisition facilities are now Year 2000 ready. In addition to including Year 2000 remediation and testing as part of regularly scheduled plant outages, special Year 2000 outages have been scheduled in the winter of 1998-99 and spring of 1999. The target date for completion of Year 2000 readiness activities for all critical plant-related components is June 30, 1999. This target date may be impacted by the integration testing plans and scheduled generation/electric systems outage decisions inherent in embedded systems processing. As of March 31, 1999 based upon the Company's evaluation to date, it appears that all identified Year 2000 impacted processing components can be upgraded, modified or otherwise made Year 2000 ready within acceptable time frames.

     The United States Department of Energy requested that the North American Electric Reliability Council (NERC) prepare a comprehensive report outlining the efforts of electric power supply and delivery systems to prepare for Year 2000. NERC collected data from utilities on a voluntary basis and issued reports in September 1998, January 1999, and April 1999. In the last update provided to NERC, the Company reported 100% completion for both the inventory and assessment phases of Year 2000, and 93% completion in the remediation phase.


     As of March 31, 1999, major challenges related to the Company's Year 2000 readiness remain in three primary areas:
1) maintaining sufficient resources to complete Year 2000 tasks;
2) evaluating full-scale integrated testing requirements for many embedded systems as planned outages, vendor recommendations and economic decisions are taken into account; and 3) completing viable business continuity planning for the variety of scenarios which might occur.

     There are two potential areas of resource constraints. First, there is a risk of insufficient technically and functionally knowledgeable people to remediate and test systems. This situation is exacerbated by the relatively compact remediation and testing schedule for April - June, especially the timetable for plant outages. However, operating areas continue to give increased attention to Year 2000 efforts to mitigate any potential problems.

     Second, the availability of vendor resources to both assist in remediation and testing efforts, and produce in volume any required component (e.g. chip upgrades) remains a concern. Thus far, the Company appears to be in good position with respect to securing commitments from various vendors.

     Integration testing also presents a challenge because of scheduling constraints and admonitions from some vendors regarding the risks of testing. A careful evaluation of testing options and vendor testing documentation is being made on a component-by-component basis in order to determine the most appropriate method for obtaining Year 2000 readiness.

     Contingency and business continuation planning are in various stages of development. These tasks have taken on a more important role as the assessment process has been completed and
remediation efforts are well under way.   It is important that
these activities be completed as soon as possible so that timely decisions can be made regarding resource requirements, and public confidence can be maintained in the Company's ability to provide electric service. The Task Force is monitoring these efforts.

     The Company's business continuity planning process includes a review of emergency coordination interfaces with the community. For example, a key facet of business continuity is the Company's interface with various emergency management agencies. The Company is participating with the Metropolitan Washington Council of Governments (COG), which is looking at public safety issues on a regional basis using existing regional public safety and emergency management organizations. The Company presented a planning status report to the Council of Governments in November 1998 and follow-up presentations at COG's March 1999 Year 2000 forum. The Company is also actively participating with emergency management agencies in Year 2000 planning and drills. In December 1998, the Company participated with the Montgomery


County Office of Emergency Preparedness in a countywide drill, as well as in a PJM Interconnection drill. In January 1999, the Company participated in a Maryland Emergency Management Agency drill. The Company also participated successfully in the nation-wide NERC-sponsored drill on April 9, 1999.

     The final business continuity plan is on schedule to be completed by June 30, 1999.

     The Company agrees with NERC's January 1999 report to the United States Department of Energy regarding the various Year 2000 scenarios that could occur. NERC has divided these into "more probable scenario types," such as loss or unavailability of a portion of generation, loss of a portion of system monitoring and control functions, loss of voice communications, loss of a portion of load, or uncharacteristic load; and "credible worst-case scenarios," such as loss of a portion of transmission facilities, underfrequency load shedding, and loss of intra- or interregional communications. The Company's Business Continuity Planning Team will be evaluating scenarios such as these and developing appropriate response plans.

     The cost or consequences of a material incomplete or untimely resolution of the Year 2000 problem could adversely affect future operations, financial results or financial condition of the Company.

     The cost of expected modifications will be approximately $12 million, and will be charged to expense as incurred. This estimate may change as additional evaluations are completed and remediation and testing progresses. Through March 31, 1999, $8.1 million has been charged to expense; the remaining costs will be expensed in 1999. Approximately $1.1 million, or 9% and approximately $5.9 million, or 49% of the total expected cost, were expensed in the three and twelve months ended March 31, 1999, respectively.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.7 billion at March 31, 1999, an increase of $32.4 million from the investment at December 31, 1998, and an increase of $163.4 million from the investment at March 31, 1998. Cash invested in property and plant construction, excluding Allowance for Funds Used During Construction and Capital Cost Recovery Factor, amounted to $39.7 million for the three months ended March 31, 1999, and $209.1 million for the twelve months then ended.


     At March 31, 1999, the Company's capital structure, excluding short-term debt, long-term debt due within one Year and nonutility subsidiary debt, consisted of 48% long-term debt, 2.4% serial preferred stock, 1.2% redeemable serial preferred stock, 3.1% Company obligated redeemable preferred securities of subsidiary trust and 45.3% common equity.

     Cash from utility operations, after dividends, was $15.1 million for the three months ended March 31, 1999, and $232.1 million for the twelve months then ended as compared with $1.9 million and $202.5 million, respectively, for the corresponding periods ended March 31, 1998.

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

     In May 1998, the Trust issued $125 million of 7-3/8% Trust
Originated Preferred Securities.

     In June 1998, the Company redeemed three series of serial preferred stock. The redemption totaled $123.7 million and includes $6.6 million in premiums.

     The Company had no outstanding utility short-term debt at March 31, 1999, compared to $191.7 million and $225 million outstanding at December 31, 1998 and March 31, 1998, respectively.

     In August 1998, the Company filed for a 5.3% decrease in the Maryland fuel rate, which became effective beginning the billing month of September 1998, subject to refund. Also, in October 1998, the Company filed for an additional 6.3% decrease in the Maryland fuel rate, which became effective beginning the billing month of November 1998, subject to refund.

     As discussed in Note (4) of the Notes to Consolidated
Financial Statements, "Capitalization and Fair Value of Financial
Instruments," on March 17, 1999, the Company sold $270 million of
6% First Mortgage Bonds maturing April 1, 2004.


NONUTILITY SUBSIDIARY
---------------------

RESULTS OF OPERATIONS
---------------------

     Over the past few years, the focus of PCI and its subsidiaries has expanded from financial investments in aircraft, leases and securities to that of a provider of energy, telecommunications and related products and services in the Northern Virginia/Washington, D.C./Baltimore metropolitan area. PCI is seeking to expand its focus by installing and employing leading-edge technologies; by attempting to realize significant economies of scale from multi-product marketing and the use of common facilities and support services, wherever appropriate; and by endeavoring to deliver high-quality, convenient and reliable services at competitive prices.

     PCI's businesses consist of four separate components:
Telecommunications Services, Energy Services, Utility Industry
Services and Financial Investments.

     PCI expanded its customer service and product offerings through its strategic partnerships and with acquisitions of certain energy businesses.

Telecommunications Services
---------------------------

     In December 1997, wholly owned affiliates of PCI and RCN Corporation entered into a 50/50 joint venture to create Starpower Communications, LLC (Starpower). In 1998, Starpower became the first company to begin offering a complete single-source package of local and long-distance telephone and Internet services to customers in the Washington, D. C. metropolitan area. With planned initial investments of $150 million from each partner over a three year period (1998-2000), Starpower has begun building a 6,000 mile fiber optic network to serve homes and businesses in a geographic area that ultimately is expected to extend from Northern Virginia to Baltimore. High population density areas have been targeted for the initial build-out of the fiber optics system, and Starpower has begun supplying cable television to residential customers in portions of the District of Columbia and will begin doing so in Maryland during 1999. As of March 31, 1999, Starpower has been granted local regulatory approvals to provide cable television services to over 300,000 potential customer households. Starpower provides 140 plus channels of cable television service through an advanced fiber-optic network that is operational in portions of the District of Columbia and Maryland and continues to be expanded. Starpower provides video programming to local residents as well as local phone, long-distance, dial-up and high speed Internet access. As of March 31, 1999, Starpower's subscriber base has grown to in excess of 250,000. PCI's portion of Starpower's pre-tax loss for 1998 was $10.6 million. For the three months ended March 31, 1999 the pre-tax loss was $3.5 million. PCI expects that the joint venture will continue to incur losses in 1999 and 2000 as it develops and expands its network and customer base. As of March 31, 1999, PCI has invested $25.5 million of its total $150 million commitment to Starpower.

     During the first quarter of 1998, RCN acquired Erol's Internet. The majority of Erol's customers (approximately 197,000 out of a total 316,000 in February 1998) are located in Starpower's target market. These customer accounts, as well as certain associated network assets and related liabilities, were acquired by Starpower from RCN. Starpower has agreed to pay $51.9 million ($78.6 million in assets, primarily goodwill, net of $26.7 million of unearned revenue) through a ratable reduction to RCN's committed future capital contributions. As a result of this transaction, Starpower is amortizing the acquisition premium principally over a three to five Year period commencing February 1998.

     The success of Starpower will depend upon the ability of Starpower to achieve its commercial objectives and is subject to a number of uncertainties and risks, including the pace of entry into new markets; the time and expense required for building out the planned network; success in marketing services; the intensity of competition; the effect of regulatory developments; and the possible development of alternative technologies. Statements concerning the activities of Starpower that constitute forward-looking statements are subject to the foregoing risks and uncertainties.

Energy Services
---------------

     In September 1998, a wholly owned subsidiary of PCI purchased the net assets and operations of Gaslantic Corporation (Gaslantic), a Maryland-based natural gas retail marketing and advisory services company doing business principally in the mid-Atlantic region. Gaslantic focuses on providing advisory services to commercial, industrial and institutional end-users regarding the management of the risks and costs of natural gas procurement, and on making retail sales of natural gas to such customers. It recommends purchasing strategies, negotiates supply and pipeline transportation agreements, and, if requested, purchases natural gas on behalf of its clients. Gaslantic is a fee-based adviser and retail marketer rather than a gas trader. Typical of gas marketing operations, Gaslantic's purchase of energy to fulfill client contract requirements is a high-volume and relatively low-margin business. Through December 31, 1998, revenues recorded related to this business since its acquisition in September 1998, totaled $13.3 million. As of March 31, 1999, Year-to-date revenues totaled $17.3 million. With the acquisition of Gaslantic, PCI added fuel supply management and retail sales of natural gas to its inventory of integrated energy products and services, which also includes energy use assessments, facilities operation and management, performance-based energy efficiency contracting, and the sale of electricity in markets open to retail competition.

     During 1998, a wholly owned energy services subsidiary of PCI received authority to market and broker electric energy and capacity. Thereafter, the subsidiary became a licensed electricity supplier in the Commonwealth of Pennsylvania and began retail marketing of electricity in late 1998. Through its initial marketing efforts, the subsidiary has reached agreements to supply aggregate load of approximately 40 megawatts to residential and business customers in Pennsylvania. The estimated annual revenues from these supply contracts are $5.9 million. The subsidiary has secured firm commitments from non-affiliated third-party suppliers for the delivery of energy and capacity sufficient to meet the full requirements of its Pennsylvania customers. Both the sales commitments to the Pennsylvania customers and the third-party purchase agreements are at fixed prices which do not vary with future changes in market conditions.

     On January 25, 1999, a wholly owned unregulated subsidiary of PCI signed a contract with SMECO to supply SMECO's full requirements for power (approximately 600 MW of peak load) during the four-Year period starting January 1, 2001. The PCI subsidiary has secured a firm commitment from a third party sufficient to serve SMECO's full requirements. Both the sales commitment to SMECO and the third-party purchase agreement are at fixed prices which do not vary with future changes in market conditions.

     In late 1998, a wholly owned subsidiary of PCI acquired the net assets and operations of MET Electrical Testing, Inc. (MET Testing). MET Testing is an electrical testing and engineering company based in Columbia, Maryland, with specialized experience in testing, inspecting, repairing, upgrading and maintaining industrial and commercial-type electrical installations and equipment. MET Testing's business is primarily in the mid-Atlantic states, with clients that include major corporations, healthcare facilities, property managers and government agencies. PCI currently plans to use MET Testing as a platform to build additional commercial services such as the operation and maintenance of commercial energy equipment. For the three months ended March 31, 1999, Met Testing's revenues were $1.3 million.


     The commercial success of PCI in these markets is subject to a number of risks, including regulatory developments and the pace of deregulation; success in marketing services; the intensity of competition; and the ability to secure electric supply to fulfill sales commitments at favorable prices. Statements concerning the activities of PCI in these markets that constitute forward-looking statements are subject to the foregoing risks and uncertainties.

Utility Industry Services
-------------------------

     A wholly owned subsidiary of PCI continues to own and operate W. A. Chester, a utility contractor specializing in underground transmission and cable distribution systems, and, in partnership with Columbia Energy Group, a natural gas pipeline, liquefied natural gas (LNG) storage and terminal facility, both of which are providing services to the utility industry and other customers.

Financial Investments
---------------------

     PCI manages a portfolio of financial investments, including securities, electric power plant and aircraft leases, real estate and structured finance transactions. Its remaining aircraft portfolio, with a net book value of $304 million and $313.7 million at March 31, 1999 and December 31, 1998, respectively, is being managed with the objective of identifying future opportunities for its sale or other disposition on economic terms. PCI will continue to make new financial investments that contribute to current and future earnings.

Consolidated Results
--------------------

     PCI's earnings for the three and twelve months ended March 31, 1999 were $4.5 million ($.04 per share) and $13.3 million ($.11 per share), respectively, compared with $6.3 million ($.05 per share) and $9.9 million ($.08 per share) for the same period ended March 31, 1998. The decrease in earnings for the three months ended March 31, 1999, from the corresponding period in 1998, was primarily the result of the timing of investment transactions. The increase in earnings for the twelve months ended March 31, 1999, from the corresponding period in 1998, was primarily due to an increase in after-tax gains from the sale of real estate and aircraft.

     Currently, PCI generates income primarily from its leasing activities and securities investments. Income from leasing activity, which includes rental income, gains on asset sales, interest income and fees, totaled $16.7 million and $68.3 million for the three and twelve months ended March 31, 1999, respectively, compared to $21.7 million and $76.2 million for the corresponding periods in 1998. The decrease for the three-month period ended March 31, 1999 over the corresponding period in 1998 was primarily due to lower rental income earned as a result of aircraft dispositions and the gain on the sale of a B-747 aircraft sold during the first quarter of 1998. The decrease for the twelve-month period ended March 31, 1999, over the corresponding period in 1998, was also primarily due to reduced rental income from the disposition of aircraft. PCI's marketable securities portfolio contributed pre-tax income of $3.9 million and $18.5 million for the three and twelve months ended March 31, 1999, respectively, compared to $4.6 million and $21.5 million for the same periods in 1998. These results include a net realized loss of $.2 million and a net realized gain of $2 million for the three and twelve months ended March 31, 1999, compared to a net realized gain of zero and $1.6 million for the three and twelve months ended March 31, 1998, respectively. Securities income decreased for the three and twelve months ended March 31, 1999 due to a decrease in dividend income as a result of the reduction in the preferred stock portfolio.

     Revenue from Utility Industry Services totaled $4.7 million and $16.5 million for the three and twelve months ended March 31, 1999, respectively, compared to $2.7 million and $13.5 million for the corresponding periods in 1998. The increase in revenue for both periods reflects a general increase in business by its operating interests.

     Revenue from Energy Services totaled $22.3 million and $47.9 million for the three and twelve months ended March 31, 1999, respectively, compared to $2.4 million and $8.8 million for the corresponding periods in 1998. The increase in revenue was primarily the result of increased energy services contracting and the acquisition of Gaslantic and MET Electrical Testing during 1998.

     Other income increased by $3.5 million and $10.6 million for the three and twelve months ended March 31, 1999, respectively, compared to the same periods in 1998. The increases are primarily the result of a $9.5 million pre-tax gain on the liquidation of PCI's interests in a partnership during the first quarter of 1999, offset by PCI's equity losses from Starpower and Metricom and the first quarter 1998 gain on sale of real estate. Increases for the twelve month period ended March 31, 1999, over the corresponding period in 1998, were also due to an increase in revenue of $6 million resulting from the sale of real estate during the period.

     Expenses before income taxes, which include interest, depreciation, and operating and other, totaled $52.2 million and $159.1 million for the three and twelve months ended March 31, 1999, respectively, compared to $30.2 million and $130.8 million for the same periods in 1998. The increases during the three and twelve months ended March 31, 1999, compared to the same periods in 1998, were primarily due to an increase in expenses of approximately $21.6 million and $51.2 million, respectively, related to one of PCI's operating subsidiaries. Expenses before income taxes for the three and twelve months ended March 31, 1999 were partially offset by reductions in interest expense as a result of reduced debt outstanding, as proceeds from sales of aircraft and marketable securities were used to pay down debt.

     PCI had income tax credits of $.9 million and $9.2 million for the three and twelve months ended March 31, 1999, respectively, compared to $.4 million and $19.3 million for the corresponding periods in 1998. The increase in the income tax credit for the three months ended March 31, 1999 was primarily the result of lower earnings over the three-month period. As a result of joint venture operations and other activity, including the finalization in 1998 of the Internal Revenue Service's examinations through the 1995 tax Year, PCI's obligation for previously accrued deferred taxes was reduced, resulting in both a decrease in the income tax credit for the twelve months ended March 31, 1999 and a net reduction in income tax expense. The decrease in the income tax credit for the twelve months ended March 31, 1999 also partially resulted from higher earnings over the twelve-month period ended March 31, 1998.

                 Year 2000 Readiness Disclosure
                 ------------------------------

     For a discussion of PCI's Year 2000 Readiness Disclosure refer to Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations of the Company's
1998 Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     PCI has a $232.2 million securities portfolio, consisting primarily of fixed-rate electric utility preferred stocks. During 1999, PCI increased the cost basis of its marketable securities portfolio by $1.6 million, primarily as the result of security purchases of $9.2 million, offset by calls and acceptance of tender offers of approximately $7.6 million.

     PCI had short-term debt outstanding of $10 million at March 31, 1999, compared to $113.2 million at March 31, 1998. During 1999, PCI issued $36.1 million in long-term debt, including non-recourse debt, and debt repayments totaled $98.1 million. At March 31, 1999, PCI had $467 million available under its Medium-Term Note Program and $400 million of unused bank credit lines.


Part II   OTHER INFORMATION
-------   -----------------
Item 1.   LEGAL PROCEEDINGS
-------   -----------------

     Refer to Note (5) of the Notes to Consolidated Financial Statements, Commitments and Contingencies. Also, refer to the discussion of Environmental Matters under Item 1. Business and
Item 3. Legal Proceedings of the Company's 1998 Form 10-K.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

(a)  Annual meeting of shareholders held April 28, 1999.

(b)  (1)  Directors who were elected at the annual meeting:

          For Term Expiring in 2000:

          Terence C. Golden          Votes cast for:  106,252,155
                                     Votes withheld:    2,224,233

          For Term Expiring in 2002:

          Roger R. Blunt, Sr.        Votes cast for:  105,585,036
                                     Votes withheld:    2,891,352

          Edmund B. Cronin, Jr.      Votes cast for:  106,151,240
                                     Votes withheld:    2,325,147

          Judith A. McHale           Votes cast for:  106,046,771
                                     Votes withheld:    2,429,616

          A. Thomas Young            Votes cast for:  106,179,043
                                     Votes withheld:    2,297,345

     (2) Directors whose terms of office continued after the annual meeting:

              John M. Derrick, Jr.        Peter F. O'Malley
              David O. Maxwell            Louis A. Simpson
              Floretta D. McKenzie        Dennis R. Wraase
              Edward F. Mitchell

(c)  The following shareholder proposal was introduced:

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

          "Last Year the owners of 28,275,236 shares, representing approximately 32.9% of shares voting, voted FOR this proposal."

     The shareholder proposal was defeated. There were 63,661,538 votes cast against the proposal, 22,521,399 votes cast in support of the proposal, 3,222,737 votes abstaining and 19,070,714 broker nonvotes.


Item 5.  OTHER INFORMATION
-------  -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
------------------------------------------------

     The Company and PCI satisfy their short-term financing requirements through the sale of commercial promissory notes. The Company and PCI maintain minimum 100 percent lines of credit back-up, in the amounts of $230 million and $400 million, respectively, for their outstanding commercial promissory notes. These lines of credit were unused during 1999 and 1998.

BASE RATE PROCEEDINGS
---------------------

Maryland
--------

     In November 1998, pursuant to a settlement agreement, the Maryland Public Service Commission authorized a $19 million, or 2%, increase in base rate revenue. Also, see the discussion of Rates under Item 1. Business of the Company's 1998 Form 10-K.


District of Columbia
--------------------

     In July 1995, the District of Columbia Public Service Commission authorized rates that are based on a 9.09% rate of return on average rate base, including an 11.1% return on common stock equity and a capital structure that excludes short-term debt.

Federal - Interchange and Purchased Energy
------------------------------------------

     The Company participates in wholesale capacity, energy and transmission purchases and sales transactions, the savings from which are passed along to customers. Presently, all transmission service in PJM is administered by the PJM Office of the Interconnection. In addition to interchange with PJM, the Company is actively participating in the bilateral energy sales marketplace; numerous utilities and marketers have executed service agreements allowing them to arrange purchases under the Company's wholesale power sales tariff, and the Company has executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. The Company's power sales tariff also allows for the sale of generating capacity on a short-term basis. Presently, the Company has agreements for installed capacity sales through December 31, 1999, totaling 150 megawatts. Revenues from capacity and bilateral energy transactions totaled approximately $5.1 million and $61.8 million for the three and twelve months ended March 31, 1999, respectively, and $3.6 million and $8.9 million for the corresponding periods in 1998, and are included as components of interchange deliveries.

     The Company continues to purchase energy from FirstEnergy under the Company's 1987 long-term capacity purchase agreement with FirstEnergy and Allegheny Energy, Inc. (AEI). The Company is purchasing energy from the Panda facility, pursuant to a 25-Year power purchase agreement for 230 megawatts of capacity supplied by a gas-fueled combined-cycle cogenerator. The Company also purchases energy from the Northeast Maryland Waste Disposal Authority under an avoided cost-based purchase agreement.

RESTRUCTURING OF THE BULK POWER MARKET
--------------------------------------

     See the discussion of the Restructuring of the Bulk Power
Market under Item 1. Business of the Company's 1998 Form 10-K.



COMPETITION
-----------

     For additional information refer to the discussion included under Item 3. Legal Proceedings of the Company's 1998 Form
10-K.

Maryland
--------

     On April 2, 1999, the Maryland General Assembly approved legislation that enables competition and customer choice in Maryland and legislation that modifies the taxation of Maryland utilities. The legislation calls for customer choice to be phased in for residential customers over a three-year period starting in July 2000 (the Company's proposed settlement which is pending approval by the Maryland Commission would provide choice to all customers on July 1, 2000). Commercial, industrial, governmental, and institutional customers all will have choice starting in 2001. Other features of the legislation include a residential customer rate reduction of 3 to 7.5 percent for customers who remain with their incumbent utility (the Company is not subject to this provision if, as expected, the Maryland Commission concludes that the proposed settlement involving the divestiture of generating assets is equally protective of customers); a $34 million Universal Service Fund, to be paid by ratepayers of all utilities operating in Maryland, to ensure service for low-income customers; and disclosure by all energy suppliers of their fuel sources to promote more consumers choosing renewable energy sources. The Governor of Maryland has signed the legislation. All stranded costs, if any, will be recovered by a nonbypassable wires charge.

District of Columbia
--------------------

     For additional information refer to Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - "Subsequent Events" - in the Company's 1998 Form
10-K.

Request for Approval of Proposed Sale of Generating Assets
----------------------------------------------------------

     On March 16, 1999, the Company filed an application with the D.C. Commission requesting its approval of the Company's sale of its generating assets, irrespective of whether the D.C.
Commission orders retail electric competition in the District of Columbia.


PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales increased 4.7% and 3.9% for the three and twelve months ended March 31, 1999, compared to sales in the corresponding periods of 1998. Although temperatures in the first quarter, as measured in heating degree days, were 15% colder than the corresponding period in 1998, they were still 3% warmer than the 20-Year average. Summer temperatures in the twelve months ended March 31, 1999, as measured in cooling degree hours, were 15% hotter than the corresponding period ended March 31, 1998, yet remained approximately 7% cooler than the 20-Year average. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in retail kilowatt-hour sales to be approximately 2% over the next decade.

     On June 26, 1998, the Company established an all-time summer peak demand of 5,807 megawatts. This compares with the 1997 summer peak demand of 5,689 megawatts, and the prior all-time summer peak demand of 5,769 megawatts, which occurred in July 1991. The Company's present generation capability, excluding short-term capacity transactions, is 6,806 megawatts. At the time of the 1998 summer peak demand, the Company's energy use management programs had the capability of reducing system demand by an additional 242 megawatts. Based on average weather conditions, the Company estimates that its retail peak demand will grow at a compound annual rate of approximately 2%, reflecting anticipated service area growth trends. The 1998-1999 winter season peak demand of 4,631 megawatts was 7.6% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

Conservation
------------

     In September 1998, the Company received permission from the Maryland Public Service Commission to decrease the DSM surcharge effective with bills rendered on and after September 21, 1998, which will reduce annual revenue by approximately $3 million. The reduction in the surcharge rate reflects a decline in the costs and scale of Maryland DSM programs. The Company invested approximately $1.4 million and $11.7 million in Maryland DSM programs for the three and twelve months ended March 31, 1999, respectively, and $5.1 million and $23.6 million for corresponding periods in 1998. The surcharge mechanism includes a provision for the recovery of program cost amortization and permits the Company to earn a return on its conservation investment while receiving compensation for lost revenue. The surcharge tariff is revised each Year. Beginning with the 1998 surcharge update, the program cost amortization period was successively reduced to reflect the following: 1998 program costs will be amortized over four Years; 1999 program costs will be amortized over three Years; 2000 program costs will be amortized over two Years; and 2001 and subsequent program costs will be amortized over one Year. In addition, the performance bonus provision of the surcharge relative to future energy saving goals will no longer apply.

     On March 19, 1999, the Company filed an agreement on behalf of the Maryland Conservation Collaborative requesting the approval of the Maryland Commission to discontinue operation of the Company's High Efficiency Air Conditioner and Heat Pump Rebate Program. The agreement also requested the Maryland Commission's approval to initiate a program through which the Company would reimburse the Maryland Weatherization Assistance Program for the installation of conservation measures in the residences of low income customers in the Company's Maryland service territory. Reimbursements would be capped at $500,000 annually. These actions would further reduce the Company's conservation expenditures in Maryland. The Maryland Commission approved the agreement on April 7, 1999.

     Investment in District of Columbia DSM programs totaled approximately $.4 million and $4.7 million for the three and twelve months ended March 31, 1999, respectively, and $.8 million and $5.2 million for the corresponding periods in 1998. These DSM costs are amortized over ten Years with an accrued return on unamortized costs. The ECRR surcharge includes both a conservation expenditure component and a component for recovering certain costs associated with complying with the CAA amendments of 1990; the conservation component is scheduled to be updated annually on June 1 of each Year, while the CAA component is updated quarterly. In June 1997, the Company filed an Application for Authority with the District of Columbia Commission to update the ECRR surcharge tariff to recover actual DSM expenditures incurred during the period January 1995 through December 1996. In a June 1998 filing, the Company requested that recovery of Year 1997 DSM expenditures also be reflected within the ECRR. On September 3, 1998, the Commission approved the Company's June 1997 request for recovery of the January 1995 through December 1996 DSM expenditures, increasing annual revenue by approximately $9 million. On October 30, 1998, the Company updated its June 1998 request for 1997 DSM expenditures to incorporate provisions of the Commission's September 3, 1998, decision, which would increase annual revenue by approximately $3 million. A proposal by the Company to eliminate DSM programs operated within the District of Columbia was filed with the Commission in March 1998, and as of May 10, 1999, a decision is pending.


Construction and Generating Capacity
------------------------------------

     The Company incurred construction expenditures, excluding AFUDC and CCRF, of $39.7 million for the three months ended March 31, 1999 ($13.1 million related to Generation). These expenditures are projected to total $865 million ($389 million related to Generation) for the five-Year period 1999 through 2003, which includes approximately $132 million of estimated CAA expenditures. In 1999, construction expenditures are projected to total $185 million ($79 million related to Generation) which includes $22 million of estimated CAA expenditures. The Company plans to finance its construction program primarily through funds provided by operations.

     The Company's present generation resource mix consist of 4,815 megawatts of steam generating capacity and 1,227 megawatts from 31 combustion turbine units owned by the Company, including 166 megawatts of capacity from the Company's 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania.

     The Company has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is approximately $5.5 million per Year.

     The Company continues to purchase 450 megawatts of capacity and associated energy from FirstEnergy under a 1987 long-term capacity purchase agreement with FirstEnergy and AEI. The Company also has a 25-Year capacity purchase agreement with Panda for 230 megawatts of capacity from a gas-fueled combined-cycle cogenerator in Prince George's County, Maryland. In addition, the Company continues to purchase capacity and associated energy from a 50-megawatt municipally financed resource recovery facility in Montgomery County, Maryland. The capacity expense under these agreements, including an allocation of a portion of FirstEnergy's fixed operating and maintenance costs, was $52.2 million and $163.4 million for the three and twelve months ended March 31, 1999, respectively, compared to $38.6 million and $149.3 million for the three and twelve months ended March 31, 1998, respectively.

     The Company projects that existing contracts for nonutility generation and the emerging wholesale market for generation resources will provide adequate reserve margins to meet customers' needs beyond the Year 2000.



SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     The Company's wholly owned subsidiary, PCI, was formed in late 1983 to provide a vehicle to conduct the Company's ongoing nonutility investment programs and operating businesses. The principal assets of PCI are portfolios of securities and equipment leases, and to a lesser extent real estate and other investments. The $232.2 million securities portfolio, consisting primarily of fixed rate electric utility preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. Subsidiary equity totaled $247.7 million at March 31, 1999; $243.4 million at December 31, 1998; and $234.9 million at March 31, 1998.












Potomac Capital Investment Corporation
Consolidated Statements of Earnings:
--------------------------------------


                                               Three                      Twelve
                                            Months Ended               Months Ended
                                              March 31,                  March 31,
                                         ------------------        -------------------
                                          1999        1998           1999         1998
                                         ------      ------        -------      -------
                                         (Millions of Dollars except Per Share Amounts)
Income
  Energy services                        $ 22.3      $  2.4        $  47.9      $   8.8
  Leasing activities                       16.7        21.7           68.3         76.2
  Utility industry services                 4.7         2.7           16.5         13.5
  Marketable securities                     3.9         4.6           18.5         21.5
  Other (primarily gains on the sale
    or liquidation of assets)               8.2         4.7           12.0          1.4
                                         ------      --------      -------      -------
                                           55.8        36.1          163.2        121.4
                                         ------      --------      -------      -------
Expenses
  Interest                                 12.8        15.4           53.6         65.3
  Operating and other                      33.7         8.0           83.1         33.1
  Depreciation                              5.7         6.8           22.4         32.4
  Income tax credit                        (0.9)       (0.4)          (9.2)       (19.3)
                                         ------      --------      -------      -------
                                           51.3        29.8          149.9        111.5
                                         ------      --------      -------      -------
Net earnings from
  nonutility subsidiary                  $  4.5      $  6.3        $  13.3      $   9.9
                                         ======      ======        =======      =======
Per share contribution to
  earnings of the Company                 $ .04       $ .05          $ .11        $ .08
                                          =====       =====          =====        =====




STATISTICAL DATA
----------------


                                             Three Months Ended               Twelve Months Ended
                                                  March 31,                        March 31,
                                         -------------------------       -----------------------------
                                          1999     1998   % Change         1999       1998    % Change
                                         ------   ------  --------       --------   --------  --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Millions of Dollars)

    Residential                          $123.6   $114.0       8.4       $  577.4   $  525.8       9.8
    General Service                       215.6    205.6       4.9        1,112.9    1,070.8       3.9
    Large Power Service <F1>                7.1      7.0       1.4           35.1       35.1         -
    Street Lighting                         3.5      3.6      (2.8)          13.1       13.3      (1.5)
    Rapid Transit                           7.0      6.8       2.9           29.8       29.2       2.1
    Wholesale                              33.1     29.3      13.0          128.0      122.3       4.7
                                         -------  ------                 --------   --------
      System                             $389.9   $366.3       6.4       $1,896.3   $1,796.5       5.6
                                         ======   ======                 ========   ========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                           1,824    1,707       6.9          6,875      6,542       5.1
    General Service                       3,682    3,551       3.7         15,722     15,203       3.4
    Large Power Service <F1>                165      167      (1.2)           684        689      (0.7)
    Street Lighting                          46       46         -            163        166      (1.8)
    Rapid Transit                           104      101       3.0            425        413       2.9
    Wholesale                               738      692       6.6          2,724      2,570       6.0
                                         ------   ------                 --------   --------
      System                              6,559    6,264       4.7         26,593     25,583       3.9
                                         ======   ======                 ========   ========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)                5.94     5.85       1.5           7.13       7.02       1.6
    -----------------------

  System Peak Demand <F2>
  ------------------
  (Thousands of KW)

    Summer                                    -        -                    5,807      5,689
    Winter                                    -        -                    4,631      4,076

  Net Generation
  --------------
  (Millions of KWH)                       5,353    4,709                   22,359     18,698

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                 87       90                       84         89
    Oil (%)                                  12        9                       13          7
    Gas (%)                                   1        1                        3          4

  Fuel Cost per MBtu
  ------------------
    System Average                        $1.64    $1.79                    $1.69      $1.83

  Weather Data
  ------------
    Heating Degree Days                   2,121    1,851                    3,639      3,853
    20 Year Average                       2,196                             3,977
    Cooling Degree Hours                      -       71                   10,086      8,883
    20 Year Average                          13                            10,981

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees
     Fahrenheit (effective temperature).


<F1> Large Power Service customers are served at a voltage of 66KV or higher.
<F2> At March 31, 1999, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.


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
                               herewith.


         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on January 4, 1999, summarizing the Company's new full service power supply require-ments contract with the Southern Maryland Electric Cooperative, Inc., the Company's principal wholesale customer. The item reported on such Form 8-K was Item 5. (Other Events).

              A Current Report on Form 8-K was filed by the Company on January 29, 1999, providing detailed information and audited consolidated financial statements. The item reported on such Form 8-K was Item 7. (Financial Statements, Pro-Forma Financial Information and Exhibits).

              A Current Report on Form 8-K was filed by the Company on February 1, 1999, summarizing the Company's filing of stranded costs and unbundled rates for retail competition, submitted in compliance with orders previously issued by the District of Columbia Public Service Commission. The item reported on such Form 8-K was Item 5. (Other Events).

              A Current Report on Form 8-K was filed by the Company on February 3, 1999, summarizing the Company's Agreement of Stipulation and Settlement concerning the Company's Maryland stranded cost adjudication proceeding and the Company's proposal to sell its generating assets. The item reported on such Form 8-K was Item 5. (Other Events).


              A Current Report on Form 8-K was filed by the Company on March 16, 1999, summarizing the application the Company filed with the D.C. Commission on March 15, 1999 requesting approval of the Company's plan to sell its generating assets. The item reported on such Form 8-K was
              Item 5. (Other Events).















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


                             Potomac Electric Power Company
                             ------------------------------
                                      Registrant




                          By       /s/ D. R. Wraase
                             ------------------------------
                                    (D. R. Wraase)
                              Executive Vice President and
                                Chief Financial Officer


May 11, 1999
------------
    DATE





Exhibit 12    Statements Re. Computation of Ratios
----------    ------------------------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 1999, and for each of the preceding five years, on the basis of parent company operations only, are as follows.







                                                     Twelve
                                                     Months            For the Year Ended December 31,
                                                      Ended    -----------------------------------------------
                                                    Mar. 31,
                                                      1999       1998      1997      1996      1995      1994
                                                    --------   -------   -------   -------   -------   -------
                                                                       (Millions of Dollars)

Net income                                            $231.5    $211.2    $164.7    $220.1    $218.8    $208.1
Taxes based on income                                  143.4     131.0      97.5     135.0     129.4     116.6
                                                    --------   -------   -------   -------   -------   -------

Income before taxes                                    374.9     342.2     262.2     355.1     348.2     324.7
                                                    --------   -------   -------   -------   -------   -------

Fixed charges:
  Interest charges                                     153.6     151.8     146.7     146.9     146.6     139.2
  Interest factor in rentals                            23.8      23.8      23.6      23.6      23.4       6.3
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges                                    177.4     175.6     170.3     170.5     170.0     145.5
                                                    --------   -------   -------   -------   -------   -------

Income before income taxes and fixed charges          $552.3    $517.8    $432.5    $525.6    $518.2    $470.2
                                                    ========   =======   =======   =======   =======   =======

Coverage of fixed charges                               3.11      2.95      2.54      3.08      3.05      3.23
                                                        ====      ====      ====      ====      ====      ====


Preferred dividend requirements                        $15.9     $18.0     $16.5     $16.6     $16.9     $16.5
                                                    --------   -------   -------   -------   -------   -------


Ratio of pre-tax income to net income                   1.62      1.62      1.59      1.61      1.59      1.56
                                                    --------   -------   -------   -------   -------   -------

Preferred dividend factor                              $25.8     $29.2     $26.2     $26.7     $26.9     $25.7
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges and preferred dividends           $203.2    $204.8    $196.5    $197.2    $196.9    $171.2
                                                    ========   =======   =======   =======   =======   =======
Coverage of combined fixed charges
  and preferred dividends                               2.72      2.53      2.20      2.66      2.63      2.75
                                                        ====      ====      ====      ====      ====      ====








Exhibit 12    Statements Re. Computation of Ratios
----------    ------------------------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 1999, and for each of the preceding five years, on a consolidated basis, are as follows.







                                                     Twelve
                                                     Months            For the Year Ended December 31,
                                                      Ended    -----------------------------------------------
                                                    Mar. 31,
                                                      1999       1998      1997      1996      1995      1994
                                                    --------   -------   -------   -------   -------   -------
                                                                       (Millions of Dollars)

Net income                                            $244.8    $226.3    $181.8    $237.0     $94.4    $227.2
Taxes based on income                                  134.2     122.3      65.6      80.4      43.7      94.0
                                                    --------   -------   -------   -------   -------   -------

Income before taxes                                    379.0     348.6     247.4     317.4     138.1     321.2
                                                    --------   -------   -------   -------   -------   -------

Fixed charges:
  Interest charges                                     207.9     208.6     216.1     231.1     238.7     224.5
  Interest factor in rentals                            24.0      24.0      23.7      23.9      26.7       9.9
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges                                    231.9     232.6     239.8     255.0     265.4     234.4
                                                    --------   -------   -------   -------   -------   -------

Nonutility subsidiary capitalized interest              (0.6)     (0.6)     (0.5)     (0.7)     (0.5)     (0.5)
                                                    --------   -------   -------   -------   -------   -------

Income before income taxes and fixed charges          $610.3    $580.6    $486.7    $571.7    $403.0    $555.1
                                                    ========   =======   =======   =======   =======   =======

Coverage of fixed charges                               2.63      2.50      2.03      2.24      1.52      2.37
                                                        ====      ====      ====      ====      ====      ====


Preferred dividend requirements                        $15.9     $18.0     $16.5     $16.6     $16.9     $16.5
                                                    --------   -------   -------   -------   -------   -------


Ratio of pre-tax income to net income                   1.55      1.54      1.36      1.34      1.46      1.41
                                                    --------   -------   -------   -------   -------   -------

Preferred dividend factor                              $24.7     $27.7     $22.4     $22.2     $24.7     $23.3
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges and preferred dividends           $256.6    $260.3    $262.2    $277.2    $290.1    $257.7
                                                    ========   =======   =======   =======   =======   =======
Coverage of combined fixed charges
  and preferred dividends                               2.38      2.23      1.86      2.06      1.39      2.15
                                                        ====      ====      ====      ====      ====      ====






                                                    Exhibit 15




May 11, 1999






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated May 11, 1999, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and
333-57221) filed on September 12, 1990, May 18, 1994, June 17,
1994, June 12, 1998 and June 19, 1998, respectively, and on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) filed on February
26, 1993, July 28, 1995 and August 13, 1997, respectively. We are also aware of our responsibilities under the Securities Act of 1933.

Very truly yours,



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Washington, D.C.












