Form 10-Q
period 1999-06-30
POTOMAC ELECTRIC POWER CO
filed 1999-08-10
CIK 79732

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                June 30, 1999
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                Outstanding at June 30, 1999
--------------------------     ----------------------------
Common Stock, $1 par value                118,530,802
                        TABLE OF CONTENTS



PART I - Financial Information                               Page
  Item 1. - Consolidated Financial Statements
    Consolidated Statements of Earnings and Retained Income..  2
    Consolidated Balance Sheets..............................  3
    Consolidated Statements of Cash Flows....................  4
    Notes to Consolidated Financial Statements...............  5
      (1) Comprehensive Income...............................  6
      (2) Income Taxes.......................................  7
      (3) Capitalization and Fair Value of Financial
            Instruments...................................... 10
      (4) Commitments and Contingencies...................... 14
      (5) Segment Information................................ 16
      (6) Energy Trading and Risk Management Activities...... 18
    Report of Independent Accountants on Review of Interim
      Financial Information.................................. 20

  Item 2. - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition
    General.................................................. 21
    Safe Harbor Statements................................... 22
    Utility
      Results of Operations.................................. 24
        Year 2000 Readiness Disclosure....................... 26
      Capital Resources and Liquidity........................ 29
    Nonutility Subsidiary
      General................................................ 29
      Results of Operations.................................. 30
        Year 2000 Readiness Disclosure....................... 35
      Capital Resources and Liquidity........................ 35

  Item 3. - Quantitative and Qualitative Disclosures About
              Market Risk.................................... 36
PART II - Other Information
  Item 1. - Legal Proceedings................................ 37
  Item 5. - Other Information
    Other Financing Arrangements............................. 37
    Base Rate Proceedings.................................... 37
    Restructuring of the Bulk Power Market................... 38
    Competition.............................................. 38
    Peak Load, Sales, Conservation, and Construction and
      Generating Capacity.................................... 38
    Selected Nonutility Subsidiary Financial Information..... 41
    Statistical Data......................................... 43
  Item 6. - Exhibits and Reports on Form 8-K................. 44
  Signatures................................................. 45
  Computation of Ratios - Parent Company Only................ 46
  Computation of Ratios - Consolidated....................... 47
  Independent Accountants Awareness Letter................... 48

Part I  FINANCIAL INFORMATION
------  ---------------------
Item 1  CONSOLIDATED FINANCIAL STATEMENTS
------  ---------------------------------

                                                POTOMAC ELECTRIC POWER COMPANY
                                    Consolidated Statements of Earnings and Retained Income
                                                          (Unaudited)
                                    -------------------------------------------------------


                                                         Three Months Ended      Six Months Ended       Twelve Months Ended
                                                              June 30,                June 30,               June 30,
                                                         ------------------     -------------------    --------------------
                                                            1999      1998         1999      1998         1999       1998
                                                         --------  --------     --------- ---------    ---------  ---------
                                                                        (In Millions, except Per Share Data)
Revenue
  Sales of electricity                                   $  481.1  $  476.9     $  871.0  $  843.2     $ 1,900.5  $ 1,835.4
  Other electric revenue                                      3.2       2.5          7.9       6.0          15.2       10.6
                                                         --------  --------     --------  --------     ---------  ---------
    Total Operating Revenue                                 484.3     479.4        878.9     849.2       1,915.7    1,846.0
  Interchange deliveries                                     60.3      49.1         94.7      59.7         212.9       86.4
                                                         --------  --------     --------  --------     ---------  ---------
    Total Revenue                                           544.6     528.5        973.6     908.9       2,128.6    1,932.4
                                                         --------  --------     --------  --------     ---------  ---------
Operating Expenses
  Fuel                                                       92.3      92.7        173.4     174.7         378.9      337.7
  Purchased energy                                           80.5      73.6        143.7     114.0         299.5      219.1
  Capacity purchase payments                                 55.7      38.6        109.2      78.6         186.3      156.8
  Other operation                                            55.9      57.4        109.1     113.4         233.5      228.5
  Maintenance                                                21.2      24.3         44.6      44.3          91.8       94.4
                                                         --------  --------     --------  --------     ---------  ---------
    Total Operation and Maintenance                         305.6     286.6        580.0     525.0       1,190.0    1,036.5
  Depreciation and amortization                              60.9      58.9        122.1     117.7         244.2      235.3
  Income taxes                                               33.7      35.8         38.7      37.3         131.9      122.0
  Other taxes                                                50.6      51.5         94.7      97.3         201.8      204.4
                                                         --------  --------     --------  --------     ---------  ---------
    Total Operating Expenses                                450.8     432.8        835.5     777.3       1,767.9    1,598.2
                                                         --------  --------     --------  --------     ---------  ---------
Operating Income                                             93.8      95.7        138.1     131.6         360.7      334.2
                                                         --------  --------     --------  --------     ---------  ---------
Other Income (Loss)
  Nonutility Subsidiary
    Income                                                   52.4      37.3        108.2      73.3         178.3      130.0
    Expenses, including interest
      and income taxes                                      (33.4)    (31.2)       (84.7)    (60.8)       (152.1)    (115.4)
                                                         --------  --------     --------  --------     ---------  ---------
      Net earnings from nonutility
        subsidiary                                           19.0       6.1         23.5      12.5          26.2       14.6
  Allowance for other funds used during
    construction and capital cost recovery factor             0.5       0.2          0.7       0.5           1.5        3.8
  Contract termination fee                                      -         -         23.2         -          23.2          -
  Write-off of merger costs                                     -         -            -         -             -      (52.5)
  Other, net                                                  0.6       1.3         (7.7)      2.0          (6.4)      23.7
                                                         --------  --------     --------  --------     ---------  ---------
    Total Other Income (Loss)                                20.1       7.6         39.7      15.0          44.5      (10.4)
                                                         --------  --------     --------  --------     ---------  ---------
Income Before Utility Interest Charges                      113.9     103.3        177.8     146.6         405.2      323.8
                                                         --------  --------     --------  --------     ---------  ---------
Utility Interest Charges
  Long-term debt                                             35.7      34.2         69.9      68.6         138.2      135.3
  Distributions on preferred securities of
    subsidiary company                                        2.3       1.1          4.6       1.1           9.2        1.1
  Other                                                       1.4       3.2          3.7       5.7           7.2       11.3
  Allowance for borrowed funds used during
    construction and capital cost recovery factor            (0.8)     (1.2)        (1.7)     (2.3)         (3.6)      (6.1)
                                                         --------  --------     --------  --------     ---------  ---------
      Net Utility Interest Charges                           38.6      37.3         76.5      73.1         151.0      141.6
                                                         --------  --------     --------  --------     ---------  ---------
Net Income                                                   75.3      66.0        101.3      73.5         254.2      182.2
Dividends on preferred stock                                  2.0       3.4          4.0       7.5           7.9       15.8
Redemption premium on preferred stock                           -       6.6            -       6.6           0.1        6.6
                                                         --------  --------     --------  --------     ---------  ---------
Earnings for Common Stock                                    73.3      56.0         97.3      59.4         246.2      159.8

Retained Income at Beginning of Period                      721.9     690.2        747.3     734.3         696.6      728.2
Dividends on Common Stock                                   (49.2)    (49.2)       (98.3)    (98.3)       (196.7)    (196.6)
Subsidiary Marketable Securities, Net
  Unrealized (Loss) Gain, Net of Tax                         (1.6)     (0.4)        (1.9)      1.2          (1.7)       5.2
                                                         --------  --------     --------  --------     ---------  ---------
Retained Income at End of Period                         $  744.4  $  696.6     $  744.4  $  696.6     $   744.4  $   696.6
                                                         ========  ========     ========  ========     =========  =========
Basic Average Common Shares
  Outstanding                                               118.5     118.5        118.5     118.5         118.5      118.5
Basic Earnings Per Common Share                             $0.62     $0.47        $0.82     $0.50         $2.08      $1.35
Diluted Average Common Shares
  Outstanding                                               122.4     124.2        123.3     118.5         123.8      124.3
Diluted Earnings Per Common Share                           $0.61     $0.46        $0.81     $0.50         $2.04      $1.34
Cash Dividends Per Common Share                            $0.415    $0.415        $0.83     $0.83         $1.66      $1.66
Book Value Per Share                                                                                      $15.81     $15.41
Dividend Payout Ratio                                                                                       79.8%     123.0%
Effective Federal Income Tax Rate                                                                           26.6%      30.0%

                                        POTOMAC ELECTRIC POWER COMPANY
                                          Consolidated Balance Sheets
                                    (Unaudited at June 30, 1999 and 1998)
                                    -------------------------------------


                                                                 June 30,      December 31,      June 30,
                  ASSETS                                           1999            1998            1998
                  ------                                        ----------     ------------     ----------
                                                                           (Millions of Dollars)
Property and Plant - at original cost
  Electric plant in service                                     $  6,600.6     $    6,539.9     $  6,471.5
  Construction work in progress                                       91.1             73.2           65.0
  Electric plant held for future use                                   2.2              4.3            4.3
  Nonoperating property                                               22.5             40.4           40.7
                                                                ----------     ------------     ----------
                                                                   6,716.4          6,657.8        6,581.5
  Accumulated depreciation                                        (2,203.0)        (2,136.6)      (2,073.6)
                                                                ----------     ------------     ----------
      Net Property and Plant                                       4,513.4          4,521.2        4,507.9
                                                                ----------     ------------     ----------
Current Assets
  Cash and cash equivalents                                           10.9              6.4           13.2
  Deposits with mortgage trustee                                      19.7                -              -
  Customer accounts receivable, less allowance
    for uncollectible accounts of $2.5, $2.4 and $2.3                139.1            114.9          149.7
  Other accounts receivable, less allowance for
    uncollectible accounts of $.3                                     51.7             44.8           41.0
  Accrued unbilled revenue                                           122.9             65.6          122.2
  Prepaid taxes                                                        1.2             34.7            1.3
  Other prepaid expenses                                               5.2              3.3            7.7
  Material and supplies - at average cost
    Fuel                                                              57.5             53.3           46.7
    Emission allowances                                               13.0                -            0.1
    Construction and maintenance                                      69.1             68.7           68.9
                                                                ----------     ------------     ----------
      Total Current Assets                                           490.3            391.7          450.8
                                                                ----------     ------------     ----------
Deferred Charges
  Income taxes recoverable through future rates, net                 230.4            232.5          236.4
  Conservation costs, net                                            177.3            197.5          212.3
  Unamortized debt reacquisition costs                                51.1             49.9           51.3
  Other                                                              201.1            175.6          160.7
                                                                ----------     ------------     ----------
      Total Deferred Charges                                         659.9            655.5          660.7
                                                                ----------     ------------     ----------
Nonutility Subsidiary Assets
  Cash and cash equivalents                                          116.2             79.6            3.2
  Marketable securities                                              227.1            231.1          240.8
  Investment in finance leases                                       435.3            399.2          442.9
  Operating lease equipment, net of accumulated
    depreciation of $131.4, $120.1 and $108.9                        114.7            122.6          114.0
  Receivables, less allowance for uncollectible
    accounts of $4.6, $5.0 and $6.0                                   64.9             55.6           39.6
  Other investments                                                  155.0            120.6          169.9
  Other assets                                                        21.5             23.1           13.5
  Deferred income taxes                                               59.5             25.6           64.5
                                                                ----------     ------------     ----------
      Total Nonutility Subsidiary Assets                           1,194.2          1,057.4        1,088.4
                                                                ----------     ------------     ----------
      Total Assets                                              $  6,857.8     $    6,625.8     $  6,707.8
                                                                ==========     ============     ==========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  Common stock                                                  $    118.5     $      118.5     $    118.5
  Other common equity                                              1,756.0          1,758.9        1,708.2
  Serial preferred stock                                             100.0            100.0          100.0
  Redeemable serial preferred stock                                   50.0             50.0           50.0
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust which holds solely
    parent junior subordinated debentures                            125.0            125.0          125.0
  Long-term debt                                                   1,966.5          1,859.0        1,857.9
                                                                ----------     ------------     ----------
      Total Capitalization                                         4,116.0          4,011.4        3,959.6
                                                                ----------     ------------     ----------
Other Non-Current Liabilities
  Capital lease obligations                                          156.1            157.6          159.0
                                                                ----------     ------------     ----------
Current Liabilities
  Long-term debt and preferred stock redemption                          -             45.2           45.0
  Short-term debt                                                    171.6            191.7          245.4
  Accounts payable and accrued expenses                              224.0            193.2          221.3
  Capital lease obligations due within one year                       20.8             20.8           20.8
  Other                                                               97.4             95.8           90.7
                                                                ----------     ------------     ----------
      Total Current Liabilities                                      513.8            546.7          623.2
                                                                ----------     ------------     ----------
Deferred Credits
  Income taxes                                                     1,055.9          1,049.2        1,037.5
  Investment tax credits                                              51.8             53.7           55.5
  Other                                                               23.4             24.6           22.5
                                                                ----------     ------------     ----------
      Total Deferred Credits                                       1,131.1          1,127.5        1,115.5
                                                                ----------     ------------     ----------
Nonutility Subsidiary Liabilities
  Long-term debt                                                     675.4            716.9          574.1
  Short-term notes payable                                           146.7                -          186.8
  Other                                                              118.7             65.7           89.6
                                                                ----------     ------------     ----------
      Total Nonutility Subsidiary Liabilities                        940.8            782.6          850.5
                                                                ----------     ------------     ----------
      Total Capitalization and Liabilities                      $  6,857.8     $    6,625.8     $  6,707.8
                                                                ==========     ============     ==========


                                            POTOMAC ELECTRIC POWER COMPANY
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                        -------------------------------------


                                                                       Six Months Ended         Twelve Months Ended
                                                                           June 30,                   June 30,
                                                                     ---------------------      -------------------
                                                                       1999         1998           1999       1998
                                                                     -------     -------        -------     -------
                                                                                   (Millions of Dollars)
Operating Activities
  Income from utility operations                                     $  77.8     $  61.0        $ 228.0     $ 167.6
  Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                                      122.1       117.7          244.2       235.3
    Deferred income taxes and investment tax credits                     6.0         7.4           21.7        42.6
    Deferred conservation costs                                         (4.2)      (13.5)         (14.9)      (30.3)
    Allowance for funds used during construction
      and capital cost recovery factor                                  (2.4)       (2.8)          (5.1)       (9.9)
    Changes in materials and supplies                                  (17.6)       11.9          (23.9)       16.1
    Changes in accounts receivable and accrued unbilled revenue        (88.3)      (94.8)          (0.8)      (24.3)
    Changes in contract termination fee receivable                     (23.8)          -          (23.8)          -
    Changes in accounts payable                                         21.7       (18.1)          27.2        10.0
    Changes in other current assets and liabilities                     23.2        85.2          (36.1)       51.8
    Changes in deferred merger costs                                       -           -              -        37.1
    Net other operating activities                                       7.3       (14.6)          (6.9)      (51.5)
  Nonutility subsidiary:
    Net earnings                                                        23.5        12.5           26.2        14.6
    Deferred income taxes                                              (33.0)      (65.4)           5.9      (103.5)
    Changes in other assets and net other operating activities          42.6        34.2           10.0        66.0
                                                                     -------     -------        -------     -------
Net Cash From Operating Activities                                     154.9       120.7          451.7       421.6
                                                                     -------     -------        -------     -------

Investing Activities
  Total investment in property and plant                               (97.0)     (104.8)        (203.8)     (237.0)
  Allowance for funds used during construction
    and capital cost recovery factor                                     2.4         2.8            5.1         9.9
                                                                     -------     -------        -------     -------
    Net investment in property and plant                               (94.6)     (102.0)        (198.7)     (227.1)
  Nonutility subsidiary:
    Purchase of marketable securities                                   (9.2)       (0.5)          (9.7)      (12.5)
    Proceeds from sale or redemption of marketable securities           10.7        65.9           21.3        71.5
    Proceeds from sale or disposition of leased equipment and assets       -        61.3           44.6        92.2
    Purchase of other investments                                      (37.9)      (16.3)         (46.7)      (17.6)
    Proceeds from sale or distribution of other investments              1.5         3.1           32.8        16.3
    Net proceeds from promissory notes                                     -           -              -        11.1
    Net proceeds from liquidation of partnership                         8.4           -            8.4           -
    Net gain upon liquidation of partnership                            (9.5)          -           (9.5)          -
                                                                     -------     -------        -------     -------
Net Cash (Used By) From Investing Activities                          (130.6)       11.5         (157.5)      (66.1)
                                                                     -------     -------        -------     -------

Financing Activities
  Dividends on common stock                                            (98.3)      (98.3)        (196.7)     (196.6)
  Dividends on preferred stock                                          (4.0)       (7.5)          (7.9)      (15.8)
  Redemption of preferred stock                                            -      (123.6)          (0.1)     (123.6)
  Issuance of mandatorily redeemable preferred securities                  -       125.0              -       125.0
  Issuance of long-term debt                                           266.6           -          266.6       174.2
  Reacquisition and retirement of long-term debt                      (207.7)      (51.1)        (207.7)     (101.1)
  Short-term debt, net                                                 (20.2)      114.0          (73.9)      (66.2)
  Other financing activities                                            (2.3)       (3.0)          (2.5)       (9.8)
  Nonutility subsidiary:
    Issuance of long-term debt                                          36.2        23.0          233.3        63.0
    Repayment of long-term debt                                       (100.2)     (279.4)        (154.5)     (401.7)
    Short-term debt, net                                               146.7       179.1          (40.1)      186.8
                                                                     -------     -------        -------     -------
Net Cash From (Used By) Financing Activities                            16.8      (121.8)        (183.5)     (365.8)
                                                                     -------     -------        -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents                    41.1        10.4          110.7       (10.3)
Cash and Cash Equivalents at Beginning of Period                        86.0         6.0           16.4        26.7
                                                                     -------     -------        -------     -------
Cash and Cash Equivalents at End of Period                           $ 127.1     $  16.4        $ 127.1     $  16.4
                                                                     =======     =======        =======     =======

Cash paid for interest (net of capitalized interest of $.4,
  $.3, $.7 and $.6) and income taxes
    Interest (including nonutility subsidiary interest of
      $23.2, $33.5, $48.2 and $67.7)                                 $  98.9     $ 101.6        $ 196.0     $ 200.6
    Income taxes (including nonutility subsidiary)                   $  13.6     $  11.1        $  71.3     $   9.9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Organization
------------

     Potomac Electric Power Company (the Company, or the Utility) is engaged in the generation, transmission, distribution and sale of electric energy in the Washington, D.C. metropolitan area.
The Company's retail service territory includes all of the District of Columbia and major portions of Montgomery and Prince George's counties in suburban Maryland. In addition, the Company supplies electricity, at wholesale, under a full-requirements agreement with Southern Maryland Electric Cooperative, Inc. (SMECO). The Company also delivers economy energy to the Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) of which the Company is a member. PJM is composed of more than 100 electric utilities, independent power producers, power marketers, cooperatives and municipals that operate on a fully integrated basis.

     On May 21, 1999, the Company reorganized its nonregulated subsidiaries into two major operating groups to compete for market share in deregulated markets. As part of the reorganization, a new unregulated company, Pepco Holdings, Inc. (PHI, or the Nonutility Subsidiary), was created as the parent company of Potomac Capital Investment Corp. (PCI) and Pepco Energy Services, Inc. (PES). PCI will continue to manage its diversified portfolio of financial investments and grow its new operating businesses that provide telecommunication products and services and utility related services. PES provides a bundle of nonregulated energy products and services to commercial, industrial, and residential customers. These products and services include electricity, natural gas, energy efficiency contracting, including equipment retrofits and operations and maintenance services, and appliance warranties.

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

(1)  Comprehensive Income
     --------------------

     The components of comprehensive income are net income, and unrealized gains and losses on marketable securities. Comprehensive income totaled $73.7 million, $99.4 million, and $252.5 million for the three, six and twelve months ended June 30, 1999, compared to $65.6 million, $74.7 million, and $187.4 million in the corresponding periods ended June 30, 1998.







(2) INCOME TAXES
----------------
Provision for Income Taxes
--------------------------



                                                        Three Months Ended       Six Months Ended        Twelve Months Ended
                                                              June 30,               June 30,                 June 30,
                                                      --------------------     --------------------     --------------------
                                                        1999        1998         1999        1998         1999        1998
                                                      --------    --------     --------    --------     --------    --------
                                                                              (Millions of Dollars)
Utility current tax expense
  Federal                                             $   29.7    $   31.2     $   37.2    $   27.7     $  105.3    $   53.3
  State and local                                          3.7         3.6          4.8         2.5         14.4         6.2
                                                      --------    --------     --------    --------     --------    --------
Total utility current tax expense                         33.4        34.8         42.0        30.2        119.7        59.5
                                                      --------    --------     --------    --------     --------    --------
Utility deferred tax expense
  Federal                                                  0.8         1.0          6.3         6.6         22.1        39.4
  State and local                                          0.7         1.0          1.6         2.6          3.3         6.9
  Investment tax credits                                  (0.9)       (0.9)        (1.9)       (1.8)        (3.7)       (3.7)
                                                      --------    --------     --------    --------     --------    --------
Total utility deferred tax expense                         0.6         1.1          6.0         7.4         21.7        42.6
                                                      --------    --------     --------    --------     --------    --------

Total utility income tax expense                          34.0        35.9         48.0        37.6        141.4       102.1
                                                      --------    --------     --------    --------     --------    --------

Nonutility subsidiary current tax expense
  Federal                                                 (4.1)       13.9          4.0        28.1         (8.7)       55.4

Nonutility subsidiary deferred tax expense
  Federal                                                (17.8)      (13.3)       (26.8)      (28.0)       (22.9)      (66.2)
                                                      --------    --------     --------    --------     --------    --------
Total nonutility subsidiary income tax (benefit)
  expense                                                (21.9)        0.6        (22.8)        0.1        (31.6)      (10.8)
                                                      --------    --------     --------    --------     --------    --------

Total consolidated income tax expense                     12.1        36.5         25.2        37.7        109.8        91.3
Income taxes included in other income                    (21.6)        0.7        (13.5)        0.4        (22.1)      (30.7)
                                                      --------    --------     --------    --------     --------    --------
Income taxes included in utility operating expenses   $   33.7    $   35.8     $   38.7    $   37.3     $  131.9    $  122.0
                                                      ========    ========     ========    ========     ========    ========







Reconciliation of Consolidated Income Tax Expense
-------------------------------------------------



                                                        Three Months Ended       Six Months Ended        Twelve Months Ended
                                                              June 30,               June 30,                 June 30,
                                                      --------------------     --------------------     --------------------
                                                        1999        1998         1999        1998         1999        1998
                                                      --------    --------     --------    --------     --------    --------
                                                                              (Millions of Dollars)
Income before income taxes                            $   87.4    $  102.5     $  126.5    $  111.2     $  364.0    $  273.5
                                                      ========    ========     ========    ========     ========    ========

Utility income tax at federal
  statutory rate                                      $   31.6    $   33.5     $   44.0    $   34.5     $  129.3    $   94.4
    Increases (decreases) resulting from
      Depreciation                                         2.8         2.8          5.5         5.5         10.9        11.3
      Removal costs                                       (2.1)       (2.0)        (3.4)       (3.3)        (6.1)       (6.0)
      Allowance for funds used during
        construction                                       0.1         0.2          0.4         0.4          0.4         0.9
      Other                                               (0.4)       (0.7)        (0.8)       (1.1)        (0.6)       (3.2)
      State income taxes, net of federal effect            2.9         3.0          4.2         3.4         11.5         8.6
      Tax credits                                         (0.9)       (0.9)        (1.9)       (1.8)        (4.0)       (3.9)
                                                      --------    --------     --------    --------     --------    --------
Total utility income tax expense                          34.0        35.9         48.0        37.6        141.4       102.1
                                                      --------    --------     --------    --------     --------    --------

Nonutility subsidiary income tax at federal
  statutory rate                                          (1.0)        2.4          0.3         4.4         (1.9)        1.3
    Decreases resulting from
      Dividends received deduction                        (1.0)       (1.1)        (2.0)       (2.4)        (4.0)       (5.0)
      Reversal of previously accrued deferred taxes          -           -            -           -         (1.0)          -
      Partnership restructuring                          (18.7)          -        (18.7)          -        (18.7)          -
      Other                                               (1.2)       (0.7)        (2.4)       (1.9)        (6.0)       (7.1)
                                                      --------    --------     --------    --------     --------    --------
Total nonutility subsidiary income tax (benefit)
  expense                                                (21.9)        0.6        (22.8)        0.1        (31.6)      (10.8)
                                                      --------    --------     --------    --------     --------    --------

Total consolidated income tax expense                     12.1        36.5         25.2        37.7        109.8        91.3
Income taxes included in other income                    (21.6)        0.7        (13.5)        0.4        (22.1)      (30.7)
                                                      --------    --------     --------    --------     --------    --------
Income taxes included in utility operating expenses   $   33.7    $   35.8     $   38.7    $   37.3     $  131.9    $  122.0
                                                      ========    ========     ========    ========     ========    ========








Components of Consolidated Deferred Tax Liabilities (Assets)
------------------------------------------------------------




                                                                  June 30,     Dec. 31,    June 30,
                                                                    1999         1998        1998
                                                                  --------     --------    --------
                                                                        (Millions of Dollars)
Utility deferred tax liabilities (assets)
  Depreciation and other book to tax
    basis differences                                             $  905.1     $  891.6    $  886.6
  Rapid amortization of certified pollution
    control facilities                                                26.4         27.2        25.0
  Deferred taxes on amounts to be collected
    through future rates                                              87.2         88.0        89.5
  Property taxes                                                      13.0         12.9        13.6
  Deferred fuel                                                      (10.4)        (9.7)       (8.1)
  Prepayment premium on debt retirement                               18.4         18.9        19.4
  Deferred investment tax credit                                     (19.6)       (20.3)      (21.0)
  Contributions in aid of construction                               (32.9)       (32.0)      (30.4)
  Contributions to pension plan                                       22.1         22.1        18.2
  Conservation costs (demand side management)                         48.1         49.4        46.2
  Other                                                               16.2         19.7        15.2
                                                                  --------     --------    --------
Total utility deferred tax liabilities, net                        1,073.6      1,067.8     1,054.2
Current portion of utility deferred tax liabilities
  (included in Other Current Liabilities)                             17.7         18.6        16.7
                                                                  --------     --------    --------
Total utility deferred tax liabilities, net - non-current         $1,055.9     $1,049.2    $1,037.5
                                                                  ========     ========    ========

Nonutility subsidiary deferred tax liabilities (assets)
  Finance leases                                                  $  132.9     $  134.3    $  115.2
  Operating leases                                                   (14.8)         5.0        10.3
  Alternative minimum tax                                            (43.6)       (43.6)      (97.1)
  Assets with a tax basis greater than book basis                    (47.0)       (46.0)      (39.1)
  Other                                                              (87.0)       (75.3)      (53.8)
                                                                  --------     --------    --------
Total nonutility subsidiary deferred tax assets, net              $  (59.5)    $  (25.6)   $  (64.5)
                                                                  ========     ========    ========







(3)  Capitalization and Fair Value of Financial Instruments
     ------------------------------------------------------

Common Equity
-------------

     At June 30, 1999, 118,530,802 shares of the Company's $1 par value Common Stock were outstanding. A total of 200 million shares is authorized. As of June 30, 1999, 2,324,721 shares were reserved for issuance under the Shareholder Dividend Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings Plans; and 3,392,500 shares were reserved for conversion of the 5% Convertible Debentures.

Serial Preferred, Redeemable Serial Preferred and Preference
------------------------------------------------------------
   Stock, Company Obligated Mandatorily Redeemable Preferred
   ---------------------------------------------------------
   Securities and Long-Term Debt
   -----------------------------

     At June 30, 1999, the Company had outstanding 3,000,000 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of 8,750,000 shares is authorized. At June 30, 1999, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $4.5 million and $3.4 million, respectively. Also, the Company has a total of 8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

     At June 30, 1999, the Company had outstanding 1,000,000 shares of its Serial Preferred Stock, Auction Series A. The annual dividend rate is 4.2% ($2.10) for the period June 1, 1999, through August 31, 1999. For the period March 1, 1999 through May 31, 1999, the annual dividend rate was 4.625% ($2.3125). The average rate at which dividends were paid during the twelve months ended June 30, 1999, was 4.25% ($2.12).

     At June 30, 1999, the Company had outstanding 1,000,000 shares of Redeemable Serial Preferred Stock, $3.40 (6.80%) Series of 1992, on which the sinking fund requirement commences
September 1, 2002. The sinking fund requirement in 2002 and 2003 with respect to this series is $2.5 million.

     At June 30, 1999, the aggregate annual interest requirement on the Company's long-term debt and Company obligated mandatorily redeemable preferred securities of subsidiary trust, was $139.7 million; and the aggregate amounts of long-term debt maturities are zero in 2000, $165 million in 2001, $190 million in 2002, and $90 million in 2003.


                              10
     On May 15, 1999, the Company redeemed, at maturity, $45 million of 4-1/2% First Mortgage Bonds. Also, on April 28, 1999, the Company redeemed $100 million in outstanding principal amount of First Mortgage Bonds, 9% Series due 2000. In addition, on April 19, 1999, the Company redeemed at 101% of par the entire $62.5 million outstanding principal amount of the 7% Convertible Debentures due 2018.

     The estimated fair values of the Company's financial instruments at June 30, 1999, are summarized below:

                                           Carrying      Fair
                                            Amount       Value
                                          ----------   ----------
                                           (Millions of Dollars)
Utility
-------
  Capitalization and Liabilities
    Serial preferred stock                 $  100.0     $   87.4
                                           ========     ========
    Redeemable serial preferred stock      $   50.0     $   53.6
                                           ========     ========
    Company obligated mandatorily
      redeemable preferred securities
      of subsidiary trust which holds
      solely parent junior subordinated
      debentures                           $  125.0     $  123.8
                                           ========     ========

    Long-term debt
      First mortgage bonds (net of
        unamortized premium and
        discount of $16)                   $1,575.8     $1,562.7
      Medium-term notes (net of
        unamortized discount of $1.7)         281.4        281.6
      Convertible debentures (net of
        unamortized discount of $5.7)         109.3        112.1
                                           --------     --------
        Total long-term debt               $1,966.5     $1,956.4
                                           ========     ========

Nonutility Subsidiary
---------------------
  Assets
    Marketable securities (primarily
      mandatorily redeemable preferred
      stock)                               $  227.1     $  227.1
                                           ========     ========
    Notes receivable                       $   24.9     $   18.4
                                           ========     ========
  Liabilities
    Long-term debt                         $  675.4     $  683.0
                                           ========     ========


     The following methods and assumptions were used to estimate, at June 30, 1999, the fair value of each class of financial instrument for which it is practicable to estimate that value.

     The fair values of the Company's Serial preferred stock, Redeemable serial preferred stock and Trust Originated Preferred Securities were based on quoted market prices or discounted cash flows using current rates of preferred stock with similar terms.

     The fair values of the Company's Long-term debt, which includes First mortgage bonds, Medium-term notes and Convertible debentures, were based on current market price, or for issues with no market price available, were based on discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

     The fair value of PHI's Marketable securities was based on quoted market prices.

     The fair value of PHI's Notes receivable was based on discounted future cash flows using current rates and similar terms.

     The fair value of PHI's Long-term debt, including non-recourse debt, was based on current rates offered to similar companies for debt with similar remaining maturities.

     The fair value of PHI's interest rate swap agreements is discussed in Note (6) of the accompanying Notes to Consolidated
Financial Statements, Energy Trading and Risk Management
Activities.

     The carrying amounts of all other financial instruments approximate fair value.






Calculations of Earnings Per Share
----------------------------------

     Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.


                                             Three Months Ended       Six Months Ended        Twelve Months Ended
                                                  June 30,                June 30,                 June 30,
                                             ------------------      ------------------      --------------------
                                              1999         1998       1999         1998       1999          1998
                                             -----        -----      -----        -----      ------        ------
                                                             (Millions except Per Share Data)
Income (Numerator):

Earnings applicable to common stock          $73.3        $56.0      $97.3        $59.4      $246.2        $159.8

Add:  Interest paid or accrued on
        Convertible Debentures,
        net of related taxes                   1.0          1.6        2.6            - <F1>    5.8           6.4
                                             -----        -----      -----        -----      ------        ------
Earnings applicable to common stock,
  assuming conversion of convertible
  securities                                 $74.3        $57.6      $99.9        $59.4      $252.0        $166.2
                                             =====        =====      =====        =====      ======        ======
Shares (Denominator):

Average shares outstanding for
  computation of basic earnings
  per common share                           118.5        118.5      118.5        118.5       118.5         118.5
                                             =====        =====      =====        =====      ======        ======
Average shares outstanding for
  diluted computation:

  Average shares outstanding                 118.5        118.5      118.5        118.5       118.5         118.5

  Additional shares resulting from:
    Conversion of 7% Convertible
      Debentures                               0.5          2.3        1.4            - <F1>    1.9           2.4
    Conversion of 5% Convertible
      Debentures                               3.4          3.4        3.4            - <F1>    3.4           3.4
                                             -----        -----      -----        -----      ------        ------
Average shares outstanding for
  computation of diluted
  earnings per common share                  122.4        124.2      123.3        118.5       123.8         124.3
                                             =====        =====      =====        =====      ======        ======

Basic earnings per common share              $0.62        $0.47      $0.82        $0.50       $2.08         $1.35

Diluted earnings per common share            $0.61        $0.46      $0.81        $0.50       $2.04         $1.34

<F1>  These amounts are not reflected in the computation of diluted EPS because the effects are antidilutive and would increase diluted EPS.






Nonutility Subsidiary Long-Term Debt
------------------------------------

     Long-term debt at June 30, 1999, consisted primarily of unsecured borrowings from institutional lenders. The interest rates of such borrowings ranged from 5% to 9.7%. The weighted average effective interest rate was 7.16% at June 30, 1999, 7.35% at December 31, 1998, and 7.69% at June 30, 1998. Annual aggregate principal repayments on these borrowings are $219.5 million in 2000, $88.5 million in 2001, $93 million in 2002, $134.5 million in 2003, $36 million in 2004, and $86.8 million thereafter. Also included in long-term debt is $17.1 million of non-recourse debt which is due in monthly installments with final maturities in 2002 and 2011.

Nonutility Subsidiary Contractual Maturities
--------------------------------------------

     At June 30, 1999, the contractual maturities for mandatorily redeemable preferred stock are $46 million within one year, $54.9 million from one to five years, $97 million from five to 10 years, and $19.1 million for over 10 years.

(4)  Commitments and Contingencies
     -----------------------------

Competition
-----------

     For additional information refer to Note (5) of the Notes to the Consolidated Financial Statements, Commitments and Contingencies, of the Company's March 31, 1999 Form 10-Q and
Item 5. Other Information of the Company's March 31, 1999 Form 10-Q. Also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 1998 Form 10-K.

Proposed Sale of Generating Assets
----------------------------------

     The Maryland Public Service Commission (Maryland Commission) will begin a hearing on September 7, 1999, to consider certain rate aspects of the Agreement of Stipulation and Settlement (the Agreement) and the proposed introduction, as of July 1, 2000, of customer choice for all of the Company's customers in Maryland. Under the Agreement, the Company is obligated to make a good faith effort to close the sale of its generation assets by July 1, 2000. The Agreement by its terms will terminate if all required regulatory approvals are not obtained by January 1, 2000. The sale of the generation assets to an unaffiliated third party does not require the approval of the Maryland Commission.


     On March 16, 1999, the Company filed an application with the District of Columbia Public Service Commission (D.C. Commission), which must approve the Company's sale of the generation assets. The D.C. Commission has indicated its intention to hold five days of hearings during the period September 20 - October 4, 1999.

Environmental Contingencies
---------------------------

     In addition to the updated information disclosed below, refer to Note (5) of the Notes to the Consolidated Financial Statements, Commitments and Contingencies, of the Company's March 31, 1999 Form 10-Q and Item 5. Other Information of the Company's March 31, 1999 Form 10-Q. Also refer to Item 8. Financial Statements and Supplementary Data of the Company's 1998
Form 10-K.

     The Company's generating stations operate under National Pollutant Discharge Eliminating System (NPDES) permits. An NPDES renewal application submitted in July 1993 for the Benning station is pending. NPDES permits were issued for the Potomac River station in February 1994, the Morgantown station in February 1995, the Dickerson station in August 1996 and the Chalk Point station in September 1996. An NPDES renewal application was submitted for the Potomac River station in August 1998. At June 30, 1999, resolution of the renewal application is pending.

Leveraged Lease Transaction
---------------------------

     In July 1999, PCI entered into a $724 million leveraged lease transaction with four Dutch Municipal owned entities. This transaction involved the purchase and leaseback of 21 gas transmission and distribution networks, located throughout the Netherlands, over base lease terms of approximately 25 years.
The transaction was financed with approximately $607 million of third-party, non-recourse debt through two banks at commercial rates for a period of approximately 25 years. PCI's net investment in these finance leases was approximately $117 million and was funded primarily through the Medium Term Note program.



(5) Segment Information
    -------------------

     The Company has identified its operations (Utility Segment) and its Nonutility Subsidiary's operations (Nonutility Segment) as its two reportable segments. The factors used to identify these segments are that the Company organizes its business around differences in products, services, and regulatory environments and that the operating results for each segment are regularly reviewed by the Company's chief operating decision-maker in order to make decisions about resources and assess performance.

     Revenues for the Utility Segment are derived from the generation, transmission, distribution and sale of electric energy. The Nonutility Segment, which consists of the operations of PHI, derives its revenue from financial investments, energy services, utility industry services, and telecommunications services.

     The following table presents information about the Company's reportable segments for the three, six and twelve months ended June 30, 1999 and 1998, respectively. There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss as outlined in Item 8. Financial Statements and Supplementary Data of the Company's 1998 Form 10-K.

                                      Segment
                         -----------------------------------
                         Utility     Nonutility      Total
                         -------     ----------    ---------
Three Months Ended:             (Millions of Dollars)
------------------

June 30, 1999
   Revenues              $  544.6      $ 52.4      $  597.0
   Net Income                56.3        19.0          75.3
   Net Income (Loss)
     Before Income Taxes     90.3        (2.9)         87.4
   Income Tax Expense
     (Benefit)               34.0       (21.9)         12.1

June 30, 1998
   Revenues              $  528.5      $ 37.3      $  565.8
   Net Income                59.9         6.1          66.0
   Net Income Before
     Income Taxes            95.8         6.7         102.5
   Income Tax Expense        35.9          .6          36.5





                                      Segment
                         -----------------------------------
                         Utility     Nonutility      Total
                         -------     ----------    ---------
Six Months Ended:               (Millions of Dollars)
----------------

June 30, 1999
   Revenues              $  973.6      $108.2      $1,081.8
   Net Income                77.8        23.5         101.3
   Net Income Before
     Income Taxes           125.8          .6         126.4
   Income Tax Expense
     (Benefit)               48.0       (22.9)         25.1

June 30, 1998
   Revenues              $  908.9      $ 73.3      $  982.2
   Net Income                61.0        12.5          73.5
   Net Income Before
     Income Taxes            98.6        12.6         111.2
   Income Tax Expense        37.6          .1          37.7


Twelve Months Ended:
-------------------

June 30, 1999
   Revenues              $2,128.6      $178.3      $2,306.9
   Net Income               228.0        26.2         254.2
   Net Income (Loss)
     Before Income Taxes    369.4        (5.4)        364.0
   Income Tax Expense
     (Benefit)              141.4       (31.6)        109.8

June 30, 1998
   Revenues              $1,932.4      $130.0      $2,062.4
   Net Income               167.6        14.6         182.2
   Net Income Before
     Income Taxes           269.7         3.8         273.5
   Income Tax Expense
     (Benefit)              102.1       (10.8)         91.3


     Revenues are earned primarily within the United States and there were no material transactions between the segments.



(6)  Energy Trading and Risk Management Activities
     ---------------------------------------------

The Company
-----------

     The Company enters into forward and option agreements for the purchase and sale of power. The intent of these agreements is to either secure power for retail customers at advantageous prices or to obtain profitable prices for power generated by the Utility's facilities.

PCI and PES
-----------

     PES enters into agreements to sell electricity and natural gas to customers and matches these sales with offsetting forward agreements to purchase electricity and natural gas.

     All agreements provide for the sale and delivery of energy.
Under the agreements, PES receives or makes payments based on prices established by fixed price contracts.

     Additionally, PCI has entered into interest rate swap agreements to fix certain variable rate debt under the Medium-Term Notes program, to reduce the Company's exposure to interest rate fluctuations. These agreements have a notional amount of $44 million at June 30, 1999. The interest rate differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 1999, the interest rate swap agreements have an average life of 3.5 years with a fixed rate of 6.69% and variable rate of 6.26%. The fair value of these interest rate swap agreements, based on quoted market prices, approximates the notional amount.

Accounting Treatment
--------------------

     The Company's, PCI's, and PES's agreements are not used for trading purposes and are accounted for under Statement of Financial Accounting Standards No. 80 (SFAS 80), "Accounting for Futures Contracts." In accordance with SFAS 80, the financial agreements that represent hedges are not included on the balance sheets and the gains and losses are recognized in the income statement at the time of the transaction. There were no deferred gains or losses at June 30, 1999.



     The accounting treatment outlined in Emerging Issues Task Force Issue 98-10 (EITF 98-10) "Accounting for Energy Trading and Risk Management Activities," does not apply to the Company's, PCI's, and PES's agreements since the agreements are not entered into for trading purposes as defined by EITF 98-10.
Additionally, the Company, PCI, and PES are in the process of determining the impact, if any, that Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities," will have on its financial statements and disclosures. The effective date of SFAS No. 133 has been delayed and will become effective for the Company's 2001 calendar year financial statements.


* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *


     This Quarterly Report on Form 10-Q, including the report of PricewaterhouseCoopers LLP (on page 20) will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) and Forms S-8 (Numbers
33-36798, 33-53685, 33-54197, 333-56683 and 333-57221), filed under the Securities Act of 1933. Such report of PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power Company and its consolidated subsidiaries (the Company) at June 30, 1999 and 1998, and the related consolidated statements of earnings and retained income for the three, six and twelve month periods then ended and the consolidated statements of cash flows for the six and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
August 10, 1999

Part I   FINANCIAL INFORMATION
------   ---------------------
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
------   ----------------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------

GENERAL
-------

     As an investor-owned electric utility, Potomac Electric Power Company (the Company, or the Utility) is capital intensive, with a gross investment in property and plant of approximately $3 for each $1 of annual total revenue. The costs associated with property and plant investment amounted to 47% and 46% of the Company's total revenue for the twelve months ended June 30, 1999 and December 31, 1998, respectively. Additionally, fuel and purchased energy, capacity purchase payments and other operating expenses were 53% and 54% of total revenue for the twelve months ended June 30, 1999 and December 31, 1998, respectively.

     On May 21, 1999, the Company reorganized its nonregulated subsidiaries into two major operating groups to compete for market share in deregulated markets. As part of the reorganization, a new unregulated company, Pepco Holdings, Inc. (PHI, or the Nonutility Subsidiary), was created as the parent company of Potomac Capital Investment Corp. (PCI) and Pepco Energy Services, Inc. (PES). PCI will continue to manage its diversified portfolio of financial investments and grow its new operating businesses that provide telecommunication products and services and utility related services. PES provides a bundle of nonregulated energy products and services to commercial, industrial, and residential customers. These products and services include electricity, natural gas, energy efficiency contracting, including equipment retrofits and operations and maintenance services, and appliance warranties.

     Potomac Electric Power Company Trust I (Trust) was established in April 1998 for the purposes of issuing Trust Securities representing undivided beneficial interests in the assets of the Trust, and investing the gross proceeds from the sale of the Trust Securities in Junior Subordinated Debentures of the Company.

     The Company has identified its operations (Utility Segment) and its Nonutility Subsidiary's operations (Nonutility Segment) as its two reportable segments. The Utility Segment derives its revenue from the generation, transmission, distribution and sale of electric energy, while the Nonutility Segment, which consists of the operations of PHI, derives its revenue from financial investments, energy services, utility industry services, and telecommunications services. See Note (5) of the Notes to Consolidated Financial Statements, Segment Information, for the
Company's segment disclosure.

Safe Harbor Statements
----------------------

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company and its Nonutility Subsidiary are hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform
Act) made in this report on Form 10-Q. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical facts and may be forward-looking.

     Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and its Nonutility Subsidiary and may cause actual results to differ materially from those contained in forward-looking statements:

     - prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

     - economic and geographic factors including political and economic risks;

     - changes in and compliance with environmental and safety laws and policies;

     - weather conditions;

     - population growth rates and demographic patterns;

     - competition for retail and wholesale customers;



     - Year 2000 issues;

          delays or changes in costs of Year 2000 compliance;

          failure of major suppliers, customers or others with whom the Company does business to resolve their own
          Year 2000 issues on a timely basis;

     - growth in demand, sales and capacity to fulfill demand;

     - changes in tax rates or policies or in rates of inflation;

     - changes in project costs;

     - unanticipated changes in operating expenses and capital expenditures;

     - capital market conditions;

     - competition for new energy development opportunities and other opportunities;

     - legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company;

     - pace of entry into new markets;

     - time and expense required for building out the planned
       Starpower network;

     - success in marketing services;

     - possible development of alternative technologies; and

     - the ability to secure electric and gas supply to fulfill sales commitments at favorable prices.


     Any forward-looking statements speak only as of August 10, 1999, and the Company and its Nonutility Subsidiary undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.



UTILITY
-------

RESULTS OF OPERATIONS
---------------------

Total Revenue
-------------

     Total revenue increased for the three, six and twelve months ended June 30, 1999, as compared to the corresponding periods in 1998. The increases in revenue from sales of electricity for the periods ending June 30, 1999, resulted primarily from increases in kilowatt-hour sales of .4%, 2.6% and 2.7% over the corresponding periods in 1998. The increases in sales for the six and twelve months ended June 30, 1999, reflect temperatures in the first quarter of 1999 that were 15% colder, as measured in heating degree days, than the corresponding period in 1998. Temperatures during each quarter of the twelve months ended
June 30, 1999, remained milder than their corresponding 20-year averages.

     The increases in base rate revenue in the three and six months ended June 30, 1999, compared to the corresponding periods in 1998, reflect the effects of a $19 million increase in Maryland base rates (pursuant to a December 1998 settlement agreement) and a $9 million increase in the District of Columbia Demand Side Management (DSM) surcharge tariff effective September 1998. In addition, the increase in base rate revenue in the twelve months ended June 30, 1999, reflects the effects of a $24 million increase in Maryland base rates pursuant to a November 1997 settlement agreement.

     Interchange deliveries increased for the three, six and twelve months ended June 30, 1999, as compared to the corresponding periods in 1998. The increases for the periods reflect changes in levels and prices of energy delivered to the Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) and increases in the levels of bilateral energy transactions under the Company's wholesale power sales tariff.

     The Company receives point-to-point transmission service revenue, pursuant to the PJM open access transmission tariff. Such revenues are classified as "Other electric revenue," and totaled $1.5 million, $2.6 million and $5.8 million for the three, six and twelve months ended June 30, 1999, and $.6 million, $.8 million and $1.6 million for the corresponding periods in 1998. The benefits derived from interchange deliveries, capacity sales in the District of Columbia and revenue under the open access transmission tariff are passed through to the Company's customers through fuel adjustment clauses.

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

See Part II, Item 5, Base Rate Proceedings, for additional information.

     As discussed in Note (1) of the Notes to the Consolidated
Financial Statements, SMECO Agreement, of the Company's March 31,
1999 Form 10-Q, the Company has a new full-requirements agreement with SMECO, effective January 1, 1999.

Operating Expenses
------------------

     Fuel expense increased for the twelve months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to an increase of 13.1% in net generation; partially offset by a decrease in the system average unit cost of fuel discussed below. Fuel expense in the three and six month periods ended June 30, 1999 remained relatively unchanged from the corresponding periods in 1998. The increases in purchased energy for the three, six and twelve months ended June 30, 1999, reflect changes in levels and prices of energy purchased from PJM and other utilities and power marketers.

     The unit fuel costs for the comparative periods ended June
30, were as follows:

                          Three           Six           Twelve
                       Months Ended   Months Ended   Months Ended
                         June 30,       June 30,       June 30,
                       ------------   -------------  ------------
                       1999   1998    1999    1998   1999   1998
                       -----  -----   -----   -----  -----  -----
System Average
  Fuel Cost per MBtu   $1.75  $1.75   $1.69   $1.77  $1.69  $1.80


     System average unit fuel cost decreased for the six and twelve months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to decreases in the costs of coal, residual oil and natural gas.


     For the twelve month periods ended June 30, 1999 and 1998, the Company obtained 81% and 88%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Capacity purchase payments increased for the three, six and twelve months ended June 30, 1999, as compared to the corre-sponding periods in 1998. These increases reflect contractual escalations under existing purchase capacity contracts with FirstEnergy and Panda-Brandywine (Panda). The increases are reflected in rates in the District of Columbia through a fuel adjustment clause on a dollar-for-dollar basis and in Maryland through a rate settlement in December 1998. The Maryland rates, however, are seasonal, which results in lower recovery in the winter and higher recovery in the summer.

     Operating expenses other than fuel, purchased energy and capacity purchase payments decreased for the three months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to decreases in other operation and maintenance expenses associated with reduced labor and benefits costs, and decreases in income taxes resulting from decreased taxable operating income; partially offset by increases in depreciation and amortization expense associated with additional investment in property and plant. Increases in the twelve months ended June 30, 1999, reflect increases in income taxes resulting from increased taxable operating income and increases in depreciation and amortization expense associated with additional investment in property and plant. In the six months ended June 30, 1999, these expenses remained relatively unchanged.

                 Year 2000 Readiness Disclosure
                 ------------------------------

     For a discussion of the Company's Year 2000 Readiness Disclosure at December 31, 1998, refer to Part II., Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 1998 Form 10-K. The status of the Company's Year 2000 efforts at June 30, 1999 is as follows.

     On June 23, 1999, the Company reported to the North American Electric Reliability Council (NERC) that the Company was 100 percent complete with the inventory, assessment and remediation phases of the Company's Year 2000 project for all mission-critical facilities and information technology (IT) business systems. No exceptions were reported. All identified Year 2000 impacted processing components have been upgraded, modified or otherwise made Year 2000 ready.


     The NERC Year 2000 Electric System Readiness Assessment contains 50 separate categories that NERC defines as mission-critical facilities and IT business systems. These categories cover generating units, EMS (energy management system), SCADA (supervisory control and data acquisition), telecommunications, substation controls, system protection, distribution, and various business systems. The Company has now remediated and tested all of the items in these categories.

     A total of 14 of the Company's 16 major generating units were either upgraded or had new distributed control systems installed. The remaining two units are handled via analog controls and required no upgrades. All combustion turbines were also tested, and two were upgraded. The remaining units either had no Year 2000 implications or were made Year 2000 ready via workaround solutions.

     On June 3, 1999, the Company began operating with Year 2000 ready EMS software, staggering the installation of both its primary and back-up computer systems to provide electric system reliability. The EMS is the central control point of the Company's electric system, gathering data from various points and controlling the operation of the electric system.

     All of the Company's corporate IT systems have been tested in the Company's mainframe and local area network (LAN). Both the mainframe and LAN have been configured as "time machines" to simulate multiple date changes. Testing of the IT systems, the EMS, and the Company's other major systems, involved setting the date forward to make certain that these systems processed the rollover from December 31, 1999 to January 1, 2000 correctly. The testing protocol encompassed not only the January 1, 2000 date but many other key dates as well, including the leap year date of February 29, 2000.

     The Company also reported to NERC on June 23, 1999 that it has completed and drilled what NERC refers to as "Year 2000 special operating procedures and plans." These are the Company's business continuity plans (BCP) that manage potential Year 2000 contingency situations. Sixty teams from all business units participated in designing plans to deal with approximately 175 potential disruption to operations scenarios including potential Year 2000 problems.

     The Company continues to participate in community coordination and drills. For example, Company representatives made presentations regarding the Year 2000 program at the Year 2000 Workshop Program on May 15, 1999 sponsored by the District of Columbia Year 2000 Project, and at three Montgomery County Year 2000 Town Meetings. The Company participated in the President's Year 2000 Council's briefing announcing the Community Conversations Program. The Company is investigating opportunities for a Community Conversation event and is coordinating its effort with other local businesses and organizations.

     The Company participated in the NERC Year 2000 communica-ions disruption drill on April 9, 1999, and will also participate in the nationwide "dress rehearsal" drill scheduled for September 8-9, 1999. As a result of the April 9, 1999 communications disruption drill, the Company determined that it has adequate backup communications capability.

     The Company has established a range of communications to keep customers and the public informed of Year 2000 efforts.
Bill inserts have been used to advise customers of Year 2000 activities. Future bill inserts will be used as needed. A brochure is being distributed to customers who inquire about the Company's Year 2000 efforts. The information included in the brochure has been posted on the Company's web site on the Internet. The brochure and web site have been updated and will continue to be updated periodically with the latest Year 2000 status information. Members of the Year 2000 project team continue to meet with large customers and community groups to review the Company's Year 2000 readiness efforts. Three Year 2000 update briefings for large commercial accounts were held in May and June 1999. The Company's Corporate Ambassadors and participants in the Company's Speaker's Bureau, have been briefed on the Year 2000 program, and make presentations to civic and church groups upon request.

     In March 1999, follow-up letters were sent via certified mail to the 110 suppliers of critical services and/or products who had not replied to previous letters requesting Year 2000 readiness information. All critical suppliers have now responded positively. The review of critical generation fuel and transportation supplier responses has been completed. All of the Company's major fuel suppliers and providers of transportation have advised that they are either Year 2000 ready or are well on their way to becoming Year 2000 ready within an acceptable time frame.

     The cost or consequences of a material incomplete or untimely resolution of the Year 2000 problem could adversely affect the future operations, financial results or financial condition of the Company.

     The cost of expected modifications will be approximately $12 million, and will be charged to expense as incurred. This estimate may change as additional evaluations are completed and remediation and testing progresses. Through June 30, 1999, $9.2 million has been charged to expense; the remaining costs will be expensed in 1999. Approximately $1.2 million, $2.3 million, and $5.8 million of the total expected cost, were expensed in the three, six and twelve months ended June 30, 1999, respectively.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.7 billion at June 30, 1999, an increase of $58.6 million from the investment at December 31, 1998, and an increase of $134.9 million from the investment at June 30, 1998. Cash invested in property and plant construction, excluding Allowance for Funds Used During Construction and Capital Cost Recovery Factor, amounted to $94.6 million and $198.7 million for the six and twelve months ended June 30, 1999, and $102 million and $227.1 million for the corresponding periods in 1998.

     At June 30, 1999, the Company's capital structure, excluding short-term debt and nonutility subsidiary debt, consisted of 47.8% long-term debt, 2.4% serial preferred stock, 1.2% redeemable serial preferred stock, 3% Company obligated redeemable preferred securities of subsidiary trust and 45.6% common equity.

     Cash from utility operations, after dividends, was $19.5 million and $205 million for the six and twelve months ended June
30, 1999, and $33.6 million and $232.1 million for the corresponding periods in 1998.

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

     Outstanding utility short-term debt totaled $171.6 million at June 30, 1999, compared to $191.7 million and $245.4 million outstanding at December 31, 1998 and June 30, 1998, respectively.

NONUTILITY SUBSIDIARY
---------------------

GENERAL
-------

      Over the past few years, with the passage of the Telecommunications Act of 1996 and the deregulation of the natural gas and electric industries also underway, the focus of the Company's nonutility subsidiaries has been significantly expanded to include new competitive telecommunications and energy businesses. To facilitate this expansion, on May 21, 1999, the Company reorganized its nonregulated subsidiaries into two major operating groups to compete for market share in deregulated markets. As part of the reorganization, a new unregulated company, PHI, was created as the parent company of PCI and PES.

     PCI will continue to manage its diversified portfolio of financial investments and grow its new operating businesses that provide telecommunication products and services and utility-related services. PCI's telecommunication products and services are primarily provided through its 50% equity interest in a joint venture known as Starpower Communications, LLC (Starpower). Both partners in the joint venture have committed to initially contribute up to $150 million of equity to the joint venture over
a three-year period (1998   2000) to build an advanced, high-
bandwidth fiber-optic network for consumers in the Washington, Baltimore, and Northern Virginia metropolitan region. Over this "Last Mile" fiber-optic link, Starpower provides a consumer package of telecommunication services including cable television, local and long distance telephone, dial up and high-speed Internet services. As of June 30, 1999, PCI has invested $35.7 million of its total $150 million commitment.

     PES provides nonregulated energy and energy-related services in competitive retail markets in the mid-Atlantic region from Pennsylvania to Georgia. In addition to its principal office in Washington, D.C., PES has offices in Pittsburgh, Pennsylvania; Philadelphia, Pennsylvania; Columbia, Maryland; Virginia Beach, Virginia; and Savannah, Georgia. Its products include electricity, natural gas, energy efficiency contracting, equipment operation and maintenance, fuel management, and appliance warranties. These products and services are sold in bundles or individually to large commercial and industrial customers and to residential customers.

RESULTS OF OPERATIONS
---------------------

     Refer to Part II., Item 5. - Other Information - Selected
Nonutility Subsidiary Financial Information, for PHI's
Consolidated Statements of Earnings for the three, six and twelve months ended June 30, 1999 and 1998.

INCOME
------

Financial Investments

     Financial investments income consists primarily of income derived from leased assets (electric power plants, aircraft and other assets) and marketable securities (primarily fixed-rate, utility preferred stocks). Additionally, transactions involving real estate holdings and structured finance transactions contribute to financial investments income. The overall decrease in financial investments income for all periods in 1999, compared with the corresponding periods in 1998, is described below. In general, the timing of the recognition of financial investments income is transaction driven.

     The leased assets component of financial investments income, which primarily includes rental income and interest income, decreased for all periods in 1999, compared with the corresponding periods in 1998, due to the disposition of aircraft and reduction in the size of PCI's aircraft portfolio. PCI's remaining aircraft portfolio, with a net book value of $292.8 million and $313.7 million at June 30, 1999 and December 31, 1998, respectively, is being managed with the objective of identifying further opportunities for its sale or other disposition on economic terms. Leased assets contributed income of $14.2 million, $30.9 million and $60.3 million for the three, six and twelve months ended June 30, 1999, respectively, compared to $22.1 million, $43.8 million and $83.7 million for the corresponding periods in 1998.

     The marketable securities component of financial investments income decreased for all periods in 1999, compared with the corresponding periods in 1998, due to decreases in dividend income as a result of reductions in the size of the portfolio during 1998. The marketable securities portfolio contributed pre-tax income, including net realized gains, of $4.2 million, $8 million and $16.2 million for the three, six and twelve months ended June 30, 1999, respectively, compared to $6.4 million, $11 million and $21.8 million for the corresponding periods in 1998.

     The component of financial investments income that was realized from gains on the sale of aircraft and real estate assets for the three, six and twelve months ended June 30, 1999 was $3.3 million, $15.4 million and $27 million, respectively, compared to $3 million, $8.3 million and $3.5 million for the corresponding periods in 1998.

     PCI is in the process of building, owning and financing a new ten-story, 329,000 square foot commercial office building for the Utility at an estimated cost of $92 million. The new building is expected to be completed in mid-2001. The Utility will lease the majority of the office space from PCI. Through June 30, 1999, PCI has invested $23 million related to the acquisition of land and development of the new facility.

     In July 1999, PCI entered into a $724 million leveraged lease transaction with four Dutch Municipal owned entities. This transaction involved the purchase and leaseback of 21 gas transmission and distribution networks, located throughout the Netherlands, over base lease terms of approximately 25 years.


The transaction was financed with approximately $607 million of third-party, non-recourse debt through two banks at commercial rates for a period of approximately 25 years. PCI's net investment in these finance leases was approximately $117 million and was funded primarily through the Medium Term Note program.

Energy Services

     Energy services income represents income derived from the operations of PES. The increase in energy services income for all periods in 1999, compared with the corresponding periods in 1998, results principally from a significant increase in the volume of energy efficiency business and from the acquisition of Gaslantic Corporation (Gaslantic) in September 1998. Typical of gas marketing operations, Gaslantic's purchase of energy to fulfill client contract requirements is a high-volume and relatively low-margin business.

     In June 1999, the Department of Defense awarded the federal government's largest energy-saving performance contract ever to a 50/50 partnership between a wholly owned subsidiary of PES and another contractor. Under the $214 million contract, executed on June 29, 1999, the partnership will implement energy-savings measures for five military bases in the Military District of Washington. The partnership will invest $67 million over the next 30 months in infrastructure improvements. Thereafter, the partnership will maintain, operate, and monitor the equipment for 15 years. The energy-savings measures will cover a wide range of technologies, including lighting, building envelope, building automation systems, chillers, controls, HVAC, boilers and water conservation. PES's income will be tied to the amount of energy savings achieved and will be recognized over the term of the contract.

     A wholly owned subsidiary of PES has signed a four-year agreement commencing in January 2001, to provide full requirements energy to SMECO (approximately 600 MW of peak load). The PES subsidiary has secured a firm commitment from a third party sufficient to serve SMECO's full requirements. Both the sales commitment to SMECO and the third-party purchase agreement are at fixed prices that do not vary with future changes in market conditions. The revenues from this contract are expected to be approximately $100 million per year. Including this contract and energy supply contracts with commercial and residential customers in Pennsylvania, PES has supply contracts for approximately 650 MW of load.

     PES has significantly increased its commercial energy services in 1999. PES recognized revenue of $50.2 million during the six months ended June 30, 1999, compared with revenue of $28 million and $6.3 million for the years ended December 31, 1998 and 1997, respectively.

     In total, during the first half of 1999, PES signed contracts for the delivery of energy and energy services valued at approximately $500 million of revenues. Commodity revenues are recognized upon delivery to the customer while construction energy contract revenues are recognized using the percentage of completion method.

Utility Industry Services

     The increase in utility industry services income for all periods in 1999, compared with the corresponding periods in 1998, results from the growth of this portion of the business. During the past six years, the Company has acquired ownership and operating interests in a natural gas pipeline, liquefied natural gas storage facilities, and an underground cable services company, all of which profitably provide products and services to
utilities and to other customers.   Additionally, in 1999, the
Company launched a new business strategy that is targeted at bringing new electrical technologies to the utility industry as it deregulates.

Telecommunications Services

     The losses from telecommunications services represent PCI's share of losses from its equity investments, principally Starpower. PCI expects that its investment in Starpower will continue to incur losses for the remainder of 1999 and 2000 as it develops and expands its network and customer base. However, Starpower had positive earnings from its operations before interest, taxes, depreciation and amortization in 1998, two years ahead of schedule, and anticipates having positive cash flow again in 1999, principally as the result of its Internet operations.

     During 1999, Starpower expects to build sufficient advanced fiber-optic network to add in excess of 60,000 marketable, on-network households to its network. Starpower anticipates that additional cable regulatory approvals will be achieved in 1999. Starpower's total customer subscriber connections including cable, phone and Internet customers exceeded 260,000 at June 30, 1999, from a level of 237,000 at year-end 1998. Starpower is currently the only regional company to provide cable television, local and long distance telephone, dial-up and high speed Internet services on an a-la-carte basis, or combined into one bundled, competitively priced package, over an advanced fiber-optic network. At June 30, 1999, cable agreements allowed Starpower to build its network to approximately 250,000 households.



     On July 7, 1999, Starpower announced a strategic portal alliance with Lycos, one of the leading Internet portal companies in the United States. This agreement provides Lycos' portal to Starpower's current dial-up Internet customer base and includes a strategic alliance to build a high-speed Lycos portal known as "Lycos Lightening" for Starpower's customers served from its high-speed advanced fiber-optic network.

     On August 3, 1999, Starpower won approval from Montgomery County, Maryland to offer competitive cable television services to more than 240,000 households in Montgomery County. The Montgomery County Council awarded a 15-year franchise to Starpower to compete for customers against the county's existing cable provider. The franchise will enable Starpower to serve more than 80 percent of the 308,000 households in the county, which is the nation's eighth wealthiest and the largest in Maryland with a population of 850,000. This agreement increases the number of authorized cable households for Starpower in the Washington metropolitan area to approximately 500,000.

     On August 10, 1999, Starpower entered the Northern Virginia suburbs for the first time by signing a long-term agreement with the City of Falls Church, Virginia, to build an advanced fiber-optic network. Starpower intends to start construction of the network immediately and expects to begin to offer a bundle of advanced communication services, including digital cable television, local and long distance telephone service, and high-speed Internet service, during 2000.

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

EXPENSES
--------

Operating and Administrative & General

     The increase in operating and administrative and general expenses for all periods in 1999, compared with the corresponding periods in 1998, mainly results from the increase in PES's business activities. Purchases of gas and electricity to fulfill sales commitments aggregated $19.8 million, $36.9 million, and $50 million for the three, six and twelve months ended June 30, 1999. There were no gas and electricity purchases for the corresponding periods in 1998.


Interest and Depreciation

     The decrease in interest expense for all periods in 1999, compared with the corresponding periods in 1998, results from reduced borrowings in 1998 and for the first five months of 1999 and lower effective interest rates. Additionally, the decrease in depreciation expense for all periods in 1999, compared with the corresponding periods in 1998, results from the disposition of aircraft.

Income Tax (Benefit) Expense

     The increase in PHI's income tax benefit for all periods in 1999, compared with the corresponding periods in 1998, reflects the recognition of $18.7 million in tax benefits in June 1999 associated with the completion of a restructuring transaction related to a partnership. This restructuring has allowed PCI to consolidate the majority of its aircraft assets under one umbrella company, and by doing so, facilitates the management and disposition of its aircraft portfolio.

                 Year 2000 Readiness Disclosure
                 ------------------------------

     For a discussion of PHI's Year 2000 Readiness Disclosure at December 31, 1998, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 1998 Form 10-K. The status of PHI's Year 2000 efforts at June 30, 1999 is as follows.

     PHI is continuing to work closely with the Corporate Year 2000 Task Force in connection with its Year 2000 remediation efforts. PHI has nearly completed the first three phases of its Year 2000 remediation plan by identifying items requiring remediation, correcting any problems that have been identified, and completing the compliance testing for all critical systems. PHI is currently addressing the final element of its Year 2000 remediation plan which is the preparation of a contingency plan in the event that remediation efforts are not successfully completed in a timely fashion.

     The cost or consequences of a material incomplete or untimely resolution of the Year 2000 problem could adversely affect the future operations, financial results or financial condition of PHI.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     At June 30, 1999, PCI had a $227.1 million marketable securities portfolio, consisting primarily of fixed-rate, utility preferred stocks. During the first six months of 1999, the cost basis of PCI's marketable securities portfolio decreased by $1.2 million, primarily as a result of calls and acceptance of tender offers of approximately $10.7 million, offset by security purchases of $9.3 million and realized net gains of $.2 million.

     PHI had short-term debt outstanding of $146.7 million as of June 30, 1999, compared to $186.8 million as of June 30, 1998. During the three, six and twelve months ended June 30, 1999, PHI issued $.1 million, $36.2 million and $233.3 million in long-term debt, including non-recourse debt, and debt repayments totaled $2.1 million, $100.2 million and $154.5 million, respectively. The weighted-average effective interest rate of long-term debt was 7.16% at June 30, 1999, 7.35% at December 31, 1998, and 7.69%
at June 30, 1998. At June 30, 1999, PHI had $467 million available under its Medium-Term Notes Program and $400 million of unused bank credit lines.

     PHI expects that based on its cash on hand, as well as credit facilities available, it has sufficient available funds to meet normal working capital requirements, capital expenditures, scheduled debt repayments and acquisitions, if necessary.

     During June 1999, PCI invested $7.9 million and assumed $22.4 million in existing third-party debt to acquire 471 rail-cars through a 20 year direct finance lease. The lease expires on July 5, 2018 and rent is payable semi-annually throughout the lease term. Renewal and purchase options are part of the lease and may be exercised at fair market value.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-------   -----------------------------------------------------
            RISK
            ----

     For information other than the updated disclosures contained below, refer to Item 7A. Quantitative and Qualitative Disclosures
About Market Risk of the Company's 1998 Form 10-K.

     As discussed in Note (6) of the Notes to the Consolidated Financial Statements, Energy Trading and Risk Management Activities, PCI uses interest rate swap agreements to minimize its interest rate risk. The fair value of these agreements at June 30, 1999 was approximately $44 million. The potential loss in fair value from these agreements resulting from a hypothetical 10% adverse movement in base interest rates is estimated at $1 million at June 30, 1999.

     Additionally, as a result of the forward agreements discussed in Note (6) of the Notes to the Consolidated Financial Statements, Energy Trading and Risk Management Activities, the Company and PES may be subject to credit losses and nonperformance by the counter parties to the agreements, but anticipate that the counter parties will be able to fully satisfy their obligations under the agreements. The Company and PES do not obtain collateral or other securities to support financial instruments subject to credit risk, but monitor the credit standing of the counter parties.

Part II   OTHER INFORMATION
-------   -----------------
Item 1.   LEGAL PROCEEDINGS
-------   -----------------

     Refer to Note (4) of the accompanying Notes to Consolidated Financial Statements, Commitments and Contingencies. Also, refer to the discussion of Environmental Matters under Item 1. Business and Item 3. Legal Proceedings of the Company's 1998 Form 10-K.

Item 5.  OTHER INFORMATION
-------  -----------------

OTHER FINANCING ARRANGEMENTS - Credit Agreements
------------------------------------------------

     The Company and PHI satisfy their short-term financing requirements through the sale of commercial promissory notes. The Company and PHI maintain minimum 100 percent lines of credit back-up, in the amounts of $225 million and $400 million, respectively, for their outstanding commercial promissory notes. These lines of credit were unused during 1999 and 1998.

BASE RATE PROCEEDINGS
---------------------

     See the discussion of Maryland and the District of Columbia
Base Rate Proceedings under Item 5. Other Information - Base Rate
Proceedings of the Company's March 31, 1999 Form 10-Q and Item 1.
Business of the Company's 1998 Form 10-K.

Federal - Interchange and Purchased Energy
------------------------------------------

     The Company participates in wholesale capacity, energy and transmission purchases and sales transactions, the savings from which are passed along to customers. Presently, all transmission service in PJM is administered by the PJM Office of the Interconnection. In addition to interchange with PJM, the Company is actively participating in the bilateral energy sales marketplace; numerous utilities and marketers have executed service agreements allowing them to arrange purchases under the Company's wholesale power sales tariff, and the Company has executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. The Company's power sales tariff also allows for the sale of generating capacity on a short-term basis. Presently, the Company has agreements for installed capacity sales through December 31,


1999, totaling 150 megawatts. Revenues from capacity and bilateral energy transactions totaled approximately $18.6 million, $23.8 million, and $64.9 million for the three, six and twelve months ended June 30, 1999, respectively, and $15.5 million, $19.1 million, and $23.6 million for the corresponding periods in 1998, and are included as components of interchange deliveries.

     Also see the discussion under Item 5. Other Information -
Federal - Interchange and Purchased Energy of the Company's March
31, 1999 Form 10-Q.

RESTRUCTURING OF THE BULK POWER MARKET
--------------------------------------

     In addition to the updated information disclosed below, refer to the discussion of the Restructuring of the Bulk Power
Market under Item 1. Business of the Company's 1998 Form 10-K.

     On March 10, 1999, the FERC approved market-based rates for pricing energy sales through the PJM energy market and a market monitoring plan.

COMPETITION
-----------

     For a discussion of Competition refer to Item 5. Other Information - Competition of the Company's March 31, 1999 Form 10-Q. Also refer to Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events of the Company's 1998 Form 10-K.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION
------------------------------------------------
  AND GENERATING CAPACITY
  -----------------------

Peak Load and Sales Data
------------------------

     Kilowatt-hour sales increased .4%, 2.6%, and 2.7% for the three, six and twelve months ended June 30, 1999, compared to sales in the corresponding periods of 1998. The increases in sales for the six and twelve months ended June 30, 1999 reflect temperatures in the first quarter of 1999 that were 15% colder, as measured in heating degree days, than the corresponding period in 1998. Temperatures during each quarter of the twelve months ended June 30, 1999, remained milder than their corresponding 20-year averages. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in retail kilowatt-hour sales to be approximately 2% over the next decade.


     On July 6, 1999, the Company established an all-time summer peak demand of 5,927 megawatts. This compares with the prior all-time summer peak of 5,807 megawatts which occurred in June 1998. Based on average weather conditions, the Company estimates that its retail peak demand will grow at a compound annual rate of approximately 2%, reflecting anticipated service area growth trends. The 1998-1999 winter season peak demand of 4,631 megawatts was 7.6% below the all-time winter peak demand of 5,010 megawatts which was established in January 1994.

Conservation
------------

     For additional information refer to Item 5. Other
Information - Conservation of the Company's March 31, 1999 Form
10-Q.

     On April 7, 1999, the Maryland Public Service Commission approved the discontinuation of the Company's High Efficiency Air Conditioner and Heat Pump Rebate Program. Acceptance of applications for rebate payments under this program was suspended on July 15, 1999. This action will further reduce the Company's Maryland annual conservation expenditures. On April 7, 1999, the Maryland Commission approved a program whereby the Company would reimburse the Maryland Weatherization Assistance Program for installing conservation measures in the residences of low income customers in the Company's Maryland service territory. Reimbursements, limited to $500,000 annually, are scheduled to begin on August 1, 1999.

     In September 1998, the Company received permission from the Maryland Commission to decrease the DSM surcharge; the reduction reflects a decline in the costs and scale of Maryland DSM programs. The Company invested approximately $1.1 million, $2.5 million and $7.9 million in Maryland DSM programs for the three, six and twelve months ended June 30, 1999, respectively, and $4.9 million, $9.9 million and $21.2 million for corresponding periods in 1998.

     On June 1, 1999, the Company submitted an application to the District of Columbia Public Service Commission to revise the conservation component of the Environmental Cost Recovery Rider
(ECRR) and requested that the Company's October 1998 application be withdrawn. In the June 1, 1999 application, the Company proposed maintaining the conservation component of the ECRR at its existing level until such time that all unrecovered DSM expenditures are fully recovered. Freezing the current rates will permit the Company to recover its DSM expenditures somewhat more quickly than if the rates were adjusted annually. If the Commission approves the Company's June 1999 proposal, all residential DSM expenditures are expected to be fully recovered by 2005 and all nonresidential expenditures by 2008. A proposal by the Company to eliminate DSM programs operated within the District of Columbia was filed with the Commission in March 1998, and as of June 30, 1999, a decision is pending.

     Investment in District of Columbia DSM programs totaled approximately $.4 million, $.8 million, and $4.7 million for the three, six and twelve months ended June 30, 1999, respectively, and $.5 million, $1.3 million, and $4.3 million for the corresponding periods in 1998.

Construction and Generating Capacity
------------------------------------

     The Company incurred construction expenditures, excluding AFUDC and CCRF, of $94.6 million for the six months ended June 30, 1999 ($52.9 million related to Generation). These expenditures are projected to total $865 million ($389 million related to Generation) for the five-year period 1999 through 2003, which includes approximately $132 million of estimated Clean Air Act (CAA) expenditures. In 1999, construction expenditures are projected to total $185 million ($79 million related to Generation) which includes $22 million of estimated CAA expenditures. The Company plans to finance its construction program primarily through funds provided by operations.

     The Company's present generation resource mix consists of 4,815 megawatts of steam generating capacity and 1,227 megawatts from 31 combustion turbine units owned by the Company, including 166 megawatts of capacity from the Company's 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania.

     The Company has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is approximately $5.5 million per year.

     The Company continues to purchase 450 megawatts of capacity and associated energy from FirstEnergy under a 1987 long-term capacity purchase agreement with FirstEnergy and Allegheny Energy, Inc. (AEI). The Company also has a 25-year capacity purchase agreement with Panda for 230 megawatts of capacity from a gas-fueled combined-cycle cogenerator in Prince George's County, Maryland. In addition, the Company continues to purchase capacity and associated energy from a 50-megawatt municipally financed resource recovery facility in Montgomery County, Maryland. The capacity expense under these agreements, including an allocation of a portion of FirstEnergy's fixed operating and maintenance costs, was $54.2 million, $106.3 million, and $180.4 million for the three, six and twelve months ended June 30, 1999, respectively, compared to $37.2 million, $75.8 million, and $151.1 million for the three, six and twelve months ended June
30, 1998, respectively.

     The Company projects that existing contracts for nonutility generation and the emerging wholesale market for generation resources will provide adequate reserve margins to meet customers' needs beyond the year 2000.

SELECTED NONUTILITY SUBSIDIARY FINANCIAL INFORMATION
----------------------------------------------------

     In May 1999, the Company reorganized its nonregulated subsidiaries into two operating groups. As part of the reorganization, a new unregulated company, PHI, was created as the parent of PCI and PES.

     The principal assets of PHI are a portfolio of marketable securities and equipment leases, and to a lesser extent real estate and other investments. The $227.1 million marketable securities portfolio, consisting primarily of fixed rate utility preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. Nonutility subsidiary equity totaled $265.1 million at June 30, 1999; $243.4 million at December 31, 1998; and $240.6 million at June 30, 1998, which includes $88.5 million, $65 million, and $62.4 million of retained earnings, respectively.


Pepco Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings:
-------------------------------------


                                               Three                     Six                    Twelve
                                            Months Ended             Months Ended            Months Ended
                                              June 30,                 June 30,                June 30,
                                         ------------------      ------------------      -------------------
                                          1999        1998         1999        1998        1999         1998
                                         ------      ------      ------      ------      -------      -------
                                                     (Millions of Dollars except Per Share Amounts)
Income
  Financial Investments                  $ 21.7      $ 31.5      $ 54.3      $ 63.1      $ 103.5      $ 109.0
  Energy Services                          27.9         4.2        50.3         6.6         71.6         13.0
  Utility Industry Services                 5.1         3.3         9.7         5.9         18.4         10.3
  Telecommunications Services              (2.3)       (1.7)       (6.1)       (2.3)       (15.2)        (2.3)
                                         ------      --------    --------    --------    -------      -------
                                           52.4        37.3       108.2        73.3        178.3        130.0
                                         ------      --------    --------    --------    -------      -------
Expenses
  Operating                                30.2         6.3        55.7        10.7         83.5         20.5
  Interest                                 11.8        13.8        24.6        29.2         51.6         61.6
  Administrative and General                7.8         4.9        16.1         8.1         26.0         15.0
  Depreciation                              5.5         5.6        11.2        12.7         22.6         29.1
  Income Tax (Benefit) Expense            (21.9)        0.6       (22.9)        0.1        (31.6)       (10.8)
                                         ------      --------    --------    --------    -------      -------
                                           33.4        31.2        84.7        60.8        152.1        115.4
                                         ------      --------    --------    --------    -------      -------
Net Earnings from
  Nonutility Subsidiary                  $ 19.0      $  6.1      $ 23.5      $ 12.5      $  26.2      $  14.6
                                         ======      ======      ======      ======      =======      =======

Per Share Contribution (Reduction) to
  Earnings of the Company
    PCI                                   $ .17       $ .05       $ .22       $ .10        $ .25        $ .13
    PES                                    (.01)          -        (.02)          -         (.03)        (.01)
                                          -----       -----       -----       -----        -----        -----
    PHI Consolidated                      $ .16       $ .05       $ .20       $ .10        $ .22        $ .12
                                          =====       =====       =====       =====        =====        =====






STATISTICAL DATA
----------------


                                             Three Months Ended               Twelve Months Ended
                                                  June 30,                         June 30,
                                         -------------------------       -----------------------------
                                          1999     1998   % Change         1999       1998    % Change
                                         ------   ------  --------       --------   --------  --------
  Revenue from Sales
  ------------------
    of Electricity
    --------------
  (Millions of Dollars)

    Residential                          $136.2   $136.1       0.1       $  577.5   $  542.1       6.5
    General Service                       295.8    291.8       1.4        1,117.0    1,091.8       2.3
    Large Power Service <F1>                9.0      9.3      (3.2)          34.9       35.4      (1.4)
    Street Lighting                         3.2      2.8      14.3           13.4       13.2       1.5
    Rapid Transit                           7.7      7.4       4.1           30.1       29.5       2.0
    Wholesale                              29.2     29.5      (1.0)         127.6      123.4       3.4
                                         -------  ------                 --------   --------
      System                             $481.1   $476.9       0.9       $1,900.5   $1,835.4       3.5
                                         ======   ======                 ========   ========

  Energy Sales
  ------------
  (Millions of KWH)

    Residential                           1,494    1,492       0.1          6,877      6,644       3.5
    General Service                       3,890    3,862       0.7         15,750     15,377       2.4
    Large Power Service <F1>                163      172      (5.2)           675        701      (3.7)
    Street Lighting                          35       33       6.1            165        165         -
    Rapid Transit                           104      104         -            425        418       1.7
    Wholesale                               607      602       0.8          2,729      2,614       4.4
                                         ------   ------                 --------   --------
      System                              6,293    6,265       0.4         26,621     25,919       2.7
                                         ======   ======                 ========   ========

  Average System Revenue
  ----------------------
    per KWH (cents per KWH)                7.65     7.61       0.5           7.14       7.08       0.8
    -----------------------

  System Peak Demand <F2>
  ------------------
  (Thousands of KW)

    Summer                                    -        -                    5,735      5,807
    Winter                                    -        -                    4,631      4,076

  Net Generation
  --------------
  (Millions of KWH)                       4,946    5,034                   22,271     19,689

  Fuel Mix (% of Btu)
  -------------------
    Coal (%)                                 74       84                       81         88
    Oil (%)                                  20       13                       15          9
    Gas (%)                                   6        3                        4          3

  Fuel Cost per MBtu
  ------------------
    System Average                        $1.75    $1.75                    $1.69      $1.80

  Weather Data
  ------------
    Heating Degree Days                     288      290                    3,637      3,681
    20 Year Average                         338                             3,978
    Cooling Degree Hours                  2,149    2,500                    9,735      9,395
    20 Year Average                       2,632                            10,978

     Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

     Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees
     Fahrenheit (effective temperature).


<F1> Large Power Service customers are served at a voltage of 66KV or higher.
<F2> At June 30, 1999, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

         (a)  Exhibits

              Exhibit 12   -   Computation of ratios - filed
                               herewith.

              Exhibit 15   -   Letter re unaudited interim
                               financial information - filed
                               herewith.

              Exhibit 27   -   Financial data schedule - filed
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


August 10, 1999
---------------
      DATE





Exhibit 12    Statements Re. Computation of Ratios
----------    ------------------------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 1999, and for each of the preceding five years, on the basis of parent company operations only, are as follows.







                                                     Twelve
                                                     Months            For the Year Ended December 31,
                                                      Ended    -----------------------------------------------
                                                    June 30,
                                                      1999       1998      1997      1996      1995      1994
                                                    --------   -------   -------   -------   -------   -------
                                                                       (Millions of Dollars)

Net income                                            $228.0    $211.2    $164.7    $220.1    $218.8    $208.1
Taxes based on income                                  141.4     131.0      97.5     135.0     129.4     116.6
                                                    --------   -------   -------   -------   -------   -------

Income before taxes                                    369.4     342.2     262.2     355.1     348.2     324.7
                                                    --------   -------   -------   -------   -------   -------

Fixed charges:
  Interest charges                                     154.6     151.8     146.7     146.9     146.6     139.2
  Interest factor in rentals                            23.7      23.8      23.6      23.6      23.4       6.3
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges                                    178.3     175.6     170.3     170.5     170.0     145.5
                                                    --------   -------   -------   -------   -------   -------

Income before income taxes and fixed charges          $547.7    $517.8    $432.5    $525.6    $518.2    $470.2
                                                    ========   =======   =======   =======   =======   =======

Coverage of fixed charges                               3.07      2.95      2.54      3.08      3.05      3.23
                                                        ====      ====      ====      ====      ====      ====


Preferred dividend requirements                         $8.0     $18.0     $16.5     $16.6     $16.9     $16.5
                                                    --------   -------   -------   -------   -------   -------


Ratio of pre-tax income to net income                   1.62      1.62      1.59      1.61      1.59      1.56
                                                    --------   -------   -------   -------   -------   -------

Preferred dividend factor                              $13.0     $29.2     $26.2     $26.7     $26.9     $25.7
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges and preferred dividends           $191.3    $204.8    $196.5    $197.2    $196.9    $171.2
                                                    ========   =======   =======   =======   =======   =======
Coverage of combined fixed charges
  and preferred dividends                               2.86      2.53      2.20      2.66      2.63      2.75
                                                        ====      ====      ====      ====      ====      ====




Exhibit 12    Statements Re. Computation of Ratios
----------    ------------------------------------

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 1999, and for each of the preceding five years, on a consolidated basis, are as follows.







                                                     Twelve
                                                     Months            For the Year Ended December 31,
                                                      Ended    -----------------------------------------------
                                                    June 30,
                                                      1999       1998      1997      1996      1995      1994
                                                    --------   -------   -------   -------   -------   -------
                                                                       (Millions of Dollars)

Net income                                            $254.2    $226.3    $181.8    $237.0     $94.4    $227.2
Taxes based on income                                  109.8     122.3      65.6      80.4      43.7      94.0
                                                    --------   -------   -------   -------   -------   -------

Income before taxes                                    364.0     348.6     247.4     317.4     138.1     321.2
                                                    --------   -------   -------   -------   -------   -------

Fixed charges:
  Interest charges                                     206.9     208.6     216.1     231.1     238.7     224.5
  Interest factor in rentals                            23.9      24.0      23.7      23.9      26.7       9.9
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges                                    230.8     232.6     239.8     255.0     265.4     234.4
                                                    --------   -------   -------   -------   -------   -------

Nonutility subsidiary capitalized interest              (0.7)     (0.6)     (0.5)     (0.7)     (0.5)     (0.5)
                                                    --------   -------   -------   -------   -------   -------

Income before income taxes and fixed charges          $594.1    $580.6    $486.7    $571.7    $403.0    $555.1
                                                    ========   =======   =======   =======   =======   =======

Coverage of fixed charges                               2.57      2.50      2.03      2.24      1.52      2.37
                                                        ====      ====      ====      ====      ====      ====


Preferred dividend requirements                         $8.0     $18.0     $16.5     $16.6     $16.9     $16.5
                                                    --------   -------   -------   -------   -------   -------


Ratio of pre-tax income to net income                   1.43      1.54      1.36      1.34      1.46      1.41
                                                    --------   -------   -------   -------   -------   -------

Preferred dividend factor                              $11.4     $27.7     $22.4     $22.2     $24.7     $23.3
                                                    --------   -------   -------   -------   -------   -------

Total fixed charges and preferred dividends           $242.2    $260.3    $262.2    $277.2    $290.1    $257.7
                                                    ========   =======   =======   =======   =======   =======
Coverage of combined fixed charges
  and preferred dividends                               2.45      2.23      1.86      2.06      1.39      2.15
                                                        ====      ====      ====      ====      ====      ====







                                                    Exhibit 15




August 10, 1999






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated August 10, 1999, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting parts of the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197,
333-56683 and 333-57221) filed on September 12, 1990, May 18,
1994, June 17, 1994, June 12, 1998 and June 19, 1998,
respectively, and on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) filed on February 26, 1993, July 28, 1995 and August 13, 1997, respectively. We are also aware of our responsibilities under the Securities Act of 1933.

Very truly yours,



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Washington, D.C.









