Form 10-Q
period 1999-09-30
POTOMAC ELECTRIC POWER CO
filed 1999-11-12
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 1999

Commission File Number			1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)			53-0127880 (I.R.S. Employer Identification No.)

1900 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at September 30, 1999
Common Stock, $1 par value		118,530,802

Part I FINANCIAL INFORMATION
Item 1 CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ELECTRIC POWER COMPANY
Consolidated Statements of Earnings and Retained Income
(Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	1999	1998	1999	1998	1999	1998
	(In millions, except per share data)
Revenue
Sales of electricity	$671.8	$665.2	$1,542.8	$1,508.4	$1,907.1	$1,885.0
Other electric revenue	4.4	5.0	12.3	11.0	14.6	13.0
Total Operating Revenue	676.2	670.2	1,555.1	1,519.4	1,921.7	1,898.0
Interchange deliveries	120.7	80.6	215.4	140.3	253.0	152.1
Total Revenue	796.9	750.8	1,770.5	1,659.7	2,174.7	2,050.1
Operating Expenses
Fuel	146.8	127.5	320.2	302.2	398.2	372.2
Purchased energy	103.3	99.0	247.0	213.0	303.8	259.3
Capacity purchase payments	51.3	37.6	160.5	116.2	200.0	159.0
Other operation	64.7	61.3	173.9	174.8	236.8	234.7
Maintenance	22.1	23.0	66.6	67.2	90.9	94.7
Total Operation and Maintenance	388.2	348.4	968.2	873.4	1,229.7	1,119.9
Depreciation and amortization	64.2	62.3	186.3	180.0	246.1	238.0
Income taxes	94.7	91.9	133.4	129.2	134.7	131.6
Other taxes	60.5	62.2	155.3	159.5	200.2	206.9
Total Operating Expenses	607.6	564.8	1,443.2	1,342.1	1,810.7	1,696.4
Operating Income	189.3	186.0	327.3	317.6	364.0	353.7
Other Income (Loss)
Nonutility Subsidiary
Income	60.5	29.9	168.6	103.2	208.9	127.0
Expenses, including interest and income taxes	(60.2)	(26.1)	(144.8)	(87.0)	(186.2)	(109.5)
Net earnings from nonutility subsidiary	0.3	3.8	23.8	16.2	22.7	17.5
Allowance for other funds used during
construction and capital cost recovery factor	0.4	0.4	1.1	0.9	1.6	2.6
Contract termination fee	-	-	23.2	-	23.2	-
Write-off of merger costs	-	-	-	-	-	(52.5)
Other, net	1.3	0.7	(6.3)	2.8	(5.9)	23.0
Total Other Income (Loss)	2.0	4.9	41.8	19.9	41.6	(9.4)
Income Before Utility Interest Charges	191.3	190.9	369.1	337.5	405.6	344.3
Utility Interest Charges
Long-term debt	34.6	34.2	104.4	102.8	138.6	137.3
Distributions on preferred securities of
subsidiary company	2.3	2.3	6.9	3.4	9.2	3.4
Other	1.3	2.2	5.1	7.9	6.3	9.5
Allowance for borrowed funds used during
construction and capital cost recovery factor	(0.9)	(0.9)	(2.6)	(3.2)	(3.5)	(5.2)
Net Utility Interest Charges	37.3	37.8	113.8	110.9	150.6	145.0
Net Income	154.0	153.1	255.3	226.6	255.0	199.3
Dividends on preferred stock	2.1	2.0	6.0	9.5	7.9	13.6
Redemption premium on preferred stock	-	-	-	6.6	-	6.6
Earnings for Common Stock	151.9	151.1	249.3	210.5	247.1	179.1

Retained Income at Beginning of Period	744.4	696.6	747.3	734.3	798.7	815.4
Dividends on Common Stock	(49.1)	(49.2)	(147.5)	(147.5)	(196.7)	(196.6)
Subsidiary Marketable Securities Net
Unrealized (Loss) Gain, Net of Tax	(4.9)	0.2	(6.8)	1.4	(6.8)	0.8
Retained Income at End of Period	$842.3	$798.7	$842.3	$798.7	$842.3	$798.7
Basic Average Common Shares
Outstanding	118.5	118.5	118.5	118.5	118.5	118.5
Basic Earnings Per Common Share	$1.28	$1.27	$2.10	$1.78	$2.08	$1.51
Diluted Average Common Shares
Outstanding	121.9	124.2	122.9	124.2	123.2	124.3
Diluted Earnings Per Common Share	$1.25	$1.23	$2.06	$1.73	$2.05	$1.49
Cash Dividends Per Common Share	$0.415	$0.415	$1.245	$1.245	$1.66	$1.66
Book Value Per Share					$16.64	$16.27
Dividend Payout Ratio					79.8%	109.9%
Effective Federal Income Tax Rate					27.0%	30.5%

POTOMAC ELECTRIC POWER COMPANY
Consolidated Balance Sheets
(Unaudited at September 30, 1999 and 1998)

	September 30,	December 31,	September 30,
ASSETS	1999	1998	1998
	(Millions of Dollars)
Property and Plant - at original cost
Electric plant in service	$ 6,620.8	$ 6,539.9	$ 6,492.3
Construction work in progress	99.4	73.2	72.6
Electric plant held for future use	2.2	4.3	4.3
Nonoperating property	22.5	40.4	40.7
	6,744.9	6,657.8	6,609.9
Accumulated depreciation	(2,241.2)	(2,136.6)	(2,104.7)
Net Property and Plant	4,503.7	4,521.2	4,505.2
Current Assets
Cash and cash equivalents	31.2	6.4	12.8
Customer accounts receivable, less allowance for uncollectible
accounts of $2.8, $2.4 and $2.3	156.8	114.9	185.4
Other accounts receivable, less allowance for uncollectible
accounts of $.3	47.9	44.8	39.9
Accrued unbilled revenue	116.8	65.6	117.4
Prepaid taxes	27.6	34.7	33.6
Other prepaid expenses	3.7	3.3	2.3
Material and supplies - at average cost
Fuel	48.0	53.3	44.7
Emission allowances	50.6	-	-
Construction and maintenance	68.1	68.7	70.0
Total Current Assets	550.7	391.7	506.1
Deferred Charges
Income taxes recoverable through future rates, net	227.9	232.5	234.8
Conservation costs, net	166.2	197.5	205.4
Unamortized debt reacquisition costs	50.2	49.9	50.6
Other	200.3	175.6	155.2
Total Deferred Charges	644.6	655.5	646.0
Nonutility Subsidiary Assets
Cash and cash equivalents	7.6	79.6	16.0
Marketable securities	230.4	231.1	240.7
Investment in finance leases	571.5	399.2	442.2
Operating lease equipment, net of accumulated depreciation
of $137.2, $120.1 and $114.4	108.9	122.6	128.3
Receivables, less allowance for uncollectible accounts
of $4.6, $5.0 and $5.0	74.2	55.6	42.8
Other investments	164.3	120.6	122.3
Other assets	26.5	23.1	18.7
Deferred income taxes	4.4	25.6	74.1
Total Nonutility Subsidiary Assets	1,187.8	1,057.4	1,085.1
Total Assets	$ 6,886.8	$ 6,625.8	$ 6,742.4
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock	$ 118.5	$ 118.5	$ 118.5
Other common equity	1,853.8	1,758.9	1,810.3
Serial preferred stock	100.0	100.0	100.0
Redeemable serial preferred stock	50.0	50.0	50.0
Company obligated mandatorily redeemable preferred
securities of subsidiary trust which holds solely parent
junior subordinated debentures	125.0	125.0	125.0
Long-term debt	1,967.4	1,859.0	1,858.6
Total Capitalization	4,214.7	4,011.4	4,062.4
Other Non-Current Liabilities
Capital lease obligations	155.3	157.6	158.3
Current Liabilities
Long-term debt and preferred stock redemption	-	45.2	45.0
Short-term debt	148.6	191.7	119.1
Accounts payable and accrued expenses	178.9	193.2	293.7
Capital lease obligations due within one year	20.8	20.8	20.8
Other	95.8	95.8	91.0
Total Current Liabilities	444.1	546.7	569.6
Deferred Credits
Income taxes	1,059.4	1,049.2	1,051.7
Investment tax credits	50.9	53.7	54.6
Other	32.6	24.6	23.2
Total Deferred Credits	1,142.9	1,127.5	1,129.5
Nonutility Subsidiary Liabilities
Long-term debt	640.7	716.9	558.1
Short-term notes payable	158.9	-	183.0
Other	130.2	65.7	81.5
Total Nonutility Subsidiary Liabilities	929.8	782.6	822.6
Total Capitalization and Liabilities	$ 6,886.8	$ 6,625.8	$ 6,742.4

POTOMAC ELECTRIC POWER COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Twelve Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
	(Millions of Dollars)
Operating Activities
Income from utility operations	$ 231.5	$ 210.4	$ 232.3	$ 181.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	186.3	180.0	246.1	238.0
Deferred income taxes and investment tax credits	5.6	19.0	9.7	38.4
Deferred conservation costs	(8.1)	(20.8)	(11.6)	(29.1)
Allowance for funds used during construction
and capital cost recovery factor	(3.7)	(4.1)	(5.1)	(7.8)
Changes in materials and supplies	(44.7)	12.8	(51.9)	14.9
Changes in accounts receivable and accrued unbilled revenue	(96.1)	(124.6)	21.2	(42.9)
Changes in contract termination fee receivable	(24.1)	-	(24.1)	-
Changes in accounts payable	(0.7)	(6.4)	(7.0)	17.1
Changes in other current assets and liabilities	(1.1)	122.4	(97.6)	44.7
Changes in deferred merger costs	-	-	-	47.8
Net other operating activities	21.1	(7.6)	(0.1)	(23.5)
Nonutility subsidiary:
Net earnings	23.8	16.2	22.7	17.5
Deferred income taxes	24.8	(75.0)	73.3	(92.2)
Changes in other assets and net other operating activities	39.8	23.2	18.2	57.7
Net Cash From Operating Activities	354.4	345.5	426.1	462.4

Investing Activities
Total investment in property and plant	(138.7)	(150.0)	(200.4)	(230.8)
Allowance for funds used during construction
and capital cost recovery factor	3.7	4.1	5.1	7.8
Net investment in property and plant	(135.0)	(145.9)	(195.3)	(223.0)
Nonutility subsidiary:
Purchase of marketable securities	(25.1)	(1.0)	(25.1)	(1.0)
Proceeds from sale or redemption of marketable securities	15.6	66.9	25.2	67.4
Proceeds from sale or disposition of leased equipment	-	61.3	44.6	61.3
Purchase of other investments	(180.2)	(17.6)	(187.7)	(17.7)
Proceeds from sale or distribution of other investments	3.5	32.7	5.3	45.3
Proceeds from promissory notes	-	-	-	0.3
Proceeds from liquidation of partnership	8.4	-	8.4	-
Gain upon liquidation of partnership	(9.5)	-	(9.5)	-
Net Cash Used by Investing Activities	(322.3)	(3.6)	(334.1)	(67.4)

Financing Activities
Dividends on common stock	(147.5)	(147.5)	(196.7)	(196.6)
Dividends on preferred stock	(6.0)	(9.5)	(7.9)	(13.6)
Redemption of preferred stock	-	(123.7)	-	(123.7)
Issuance of mandatorily redeemable preferred securities	-	125.0	-	125.0
Issuance of long-term debt	266.6	-	266.6	174.2
Reacquisition and retirement of long-term debt	(207.7)	(51.1)	(207.7)	(51.1)
Short-term debt, net	(43.1)	(12.2)	29.5	(158.0)
Other financing activities	(2.4)	(3.1)	(2.4)	(4.2)
Nonutility subsidiary:
Issuance of long-term debt	36.2	52.1	204.3	52.1
Repayment of long-term debt	(134.3)	(324.4)	(143.6)	(357.1)
Short-term debt, net	158.9	175.3	(24.1)	173.8
Net Cash Used by Financing Activities	(79.3)	(319.1)	(82.0)	(379.2)
Net (Decrease) Increase in Cash and Cash Equivalents	(47.2)	22.8	10.0	15.8
Cash and Cash Equivalents at Beginning of Period	86.0	6.0	28.8	13.0
Cash and Cash Equivalents at End of Period	$ 38.8	$ 28.8	$ 38.8	$ 28.8

Cash paid for interest (net of capitalized interest of $1.1, $.5,
$1.3 and $.6) and income taxes:
Interest (including nonutility subsidiary interest of
$45.0, $54.9, $48.6 and $59.3)	$ 162.9	$ 165.7	$ 195.8	$ 191.6
Net income tax (refund) payment - including nonutility subsidiary	$ (21.4)	$ 27.2	$ 20.3	$ 33.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization

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

          On May 21, 1999, the Company reorganized its nonregulated subsidiaries into two major operating groups to compete for market share in deregulated markets. As part of the reorganization, a new unregulated company, Pepco Holdings, Inc. (PHI, or the Nonutility
Subsidiary), was created as the parent company of Potomac Capital Investment Corp. (PCI)
and Pepco Energy Services, Inc. (PES). PCI will continue to manage its diversified portfolio of financial investments and grow its new operating businesses that provide telecommunications and utility related services. PES is focused on providing nonregulated energy products (electricity and natural gas) and energy services (including energy efficiency contracting, consulting services, construction, management and facilities operation and maintenance) in competitive markets.

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
Form 10-K.

          Certain prior period amounts have been reclassified to conform to the current presentation.

(1) Comprehensive Income

          The components of comprehensive income are net income and unrealized gains and losses on marketable securities. The Company's comprehensive income was $149.1 million,
$248.5 million, and $248.2 million for the three, nine and twelve months ended
September 30, 1999, compared to $153.3 million, $228 million, and $200.1 million for the corresponding periods ended September 30, 1998.

(2) INCOME TAXES
Provision for Income Taxes

	Three		Nine		Twelve
	Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,
	1999	1998	1999	1998	1999	1998
	(Millions of Dollars)

Utility current tax expense
Federal	$ 84.5	$ 70.3	$ 121.7	$ 98.0	$ 119.5	$ 64.8
State and local	11.3	10.0	16.1	12.5	15.7	8.5
Total utility current tax expense	95.8	80.3	137.8	110.5	135.2	73.3

Utility deferred tax (benefit) expense
Federal	0.4	11.5	6.6	18.1	10.9	36.3
State and local	0.1	1.0	1.7	3.6	2.5	5.8
Investment tax credits	(0.9)	(0.9)	(2.7)	(2.7)	(3.7)	(3.7)
Total utility deferred tax (benefit) expense	(0.4)	11.6	5.6	19.0	9.7	38.4

Total utility income tax expense	95.4	91.9	143.4	129.5	144.9	111.7

Nonutility subsidiary current tax (benefit) expense
Federal (1)	(61.2)	5.9	(57.2)	34.0	(75.8)	43.6

Nonutility subsidiary deferred tax expense (benefit)
Federal (1)	57.8	(8.4)	31.0	(36.4)	43.3	(53.5)

Total nonutility subsidiary income tax benefit	(3.4)	(2.5)	(26.2)	(2.4)	(32.5)	(9.9)

Total consolidated income tax expense	92.0	89.4	117.2	127.1	112.4	101.8
Income taxes included in other income	(2.7)	(2.5)	(16.2)	(2.1)	(22.3)	(29.8)
Income taxes included in utility
operating expenses	$ 94.7	$ 91.9	$ 133.4	$ 129.2	$ 134.7	$ 131.6

(1)  Represents the utilization of alternatiave minimum tax credit carryforwards from prior years that will be offset against the regular tax liability.

Reconciliation of Consolidated Income Tax Expense

	Three		Nine		Twelve
	Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,
	1999	1998	1999	1998	1999	1998
	(Millions of Dollars)

Income before income taxes	$ 246.0	$ 242.5	$ 372.5	$ 353.7	$ 367.4	$ 301.1

Utility income tax at federal
statutory rate	$ 87.2	$ 84.4	$ 131.2	$ 119.0	$ 132.0	$ 102.7
Increases (decreases) resulting from
Depreciation	2.8	2.8	8.3	8.3	10.9	11.6
Removal costs	(0.8)	(1.3)	(4.3)	(4.6)	(5.7)	(6.5)
Allowance for funds used during
construction	0.1	0.2	0.5	0.6	0.4	0.9
Other	(0.4)	(0.4)	(1.2)	(1.6)	(0.5)	(2.4)
State income taxes, net of federal effect	7.4	7.1	11.6	10.5	11.8	9.3
Tax credits	(0.9)	(0.9)	(2.7)	(2.7)	(4.0)	(3.9)
Total utility income tax expense	95.4	91.9	143.4	129.5	144.9	111.7

Nonutility subsidiary income tax at federal
statutory rate	(1.1)	0.4	(0.8)	4.8	(3.4)	2.7
Decreases resulting from
Dividends received deduction	(1.1)	(1.0)	(3.1)	(3.4)	(4.1)	(4.8)
Reversal of previously accrued
deferred taxes	-	-	-	-	(1.0)	-
Partnership restructuring	-	-	(18.7)	-	(18.7)	-
Other	(1.2)	(1.9)	(3.6)	(3.8)	(5.3)	(7.8)

Total nonutility subsidiary income tax benefit	(3.4)	(2.5)	(26.2)	(2.4)	(32.5)	(9.9)

Total consolidated income tax expense	92.0	89.4	117.2	127.1	112.4	101.8
Income taxes included in other income	(2.7)	(2.5)	(16.2)	(2.1)	(22.3)	(29.8)
Income taxes included in utility
operating expenses	$ 94.7	$ 91.9	$ 133.4	$ 129.2	$ 134.7	$ 131.6

Components of Consolidated Deferred Tax Liabilities (Assets)

	September 30,	December 31,	September 30,
	1999	1998	1998
	(Millions of Dollars)

Utility deferred tax liabilities (assets)
Depreciation and other book to tax
basis differences	$ 909.8	$ 891.6	$ 893.9
Rapid amortization of certified pollution
control facilities	26.0	27.2	24.6
Deferred taxes on amounts to be collected
through future rates	86.3	88.0	88.9
Property taxes	13.0	12.9	13.7
Deferred fuel	(15.6)	(9.7)	(11.3)
Prepayment premium on debt retirement	18.1	18.9	19.2
Deferred investment tax credit	(19.3)	(20.3)	(20.7)
Contributions in aid of construction	(33.3)	(32.0)	(31.0)
Contributions to pension plan	22.1	22.1	18.2
Conservation costs (demand side management)	47.4	49.4	48.9
Other	17.1	19.7	20.7
Total utility deferred tax liabilities, net	1,071.6	1,067.8	1,065.1
Current portion of utility deferred tax liabilities
(included in Other Current Liabilities)	12.2	18.6	13.4
Total utility deferred tax liabilities, net - non-current	$ 1,059.4	$ 1,049.2	$ 1,051.7

Nonutility subsidiary deferred tax liabilities (assets)
Finance leases	$ 142.6	$ 134.3	$ 124.0
Operating leases	(16.5)	5.0	8.8
Alternative minimum tax	(2.6)	(43.6)	(97.1)
Assets with a tax basis greater than book basis	(42.0)	(46.0)	(43.8)
Other	(85.9)	(75.3)	(66.0)
Total nonutility subsidiary deferred tax assets, net	$ (4.4)	$ (25.6)	$ (74.1)

(3) Capitalization and Fair Value of Financial Instruments

Common Equity

          At September 30, 1999, 118,530,802 shares of the Company's $1 par value Common
Stock were outstanding. A total of 200 million shares is authorized. As of September 30,
1999, 2,324,721 shares were reserved for issuance under the Shareholder Dividend
Reinvestment Plan; 1,221,624 shares were reserved for issuance under the Employee Savings
Plans; and 3,392,500 shares were reserved for conversion of the 5% Convertible Debentures.

Serial Preferred, Redeemable Serial Preferred, Company Obligated Mandatorily Redeemable
Preferred Securities and Long-Term Debt

          At September 30, 1999, the Company had outstanding 3,000,000 shares of its $50 par value Serial Preferred Stock, including the Redeemable Serial Preferred Stock. A total of
8,750,000 shares is authorized. At September 30, 1999, the aggregate annual dividend requirements on the Serial Preferred Stock and the Redeemable Serial Preferred Stock were approximately $4.9 million and $3.4 million, respectively. Also, the Company has a total of
8,800,000 shares of cumulative, $25 par value, Preference Stock authorized and unissued.

          At September 30, 1999, the Company had outstanding 1,000,000 shares of its Serial
Preferred Stock, Auction Series A. The annual dividend rate is 5% ($2.50) for the period
September 1, 1999 through November 30, 1999. For the period June 1, 1999 through
August 31, 1999, the annual dividend rate was 4.27% ($2.10). The average rate at which dividends were paid during the twelve months ended September 30, 1999, was 4.35%
($2.17). As discussed in Note (4) of the Notes to Consolidated Financial Statements,
Commitments and Contingencies, on October 28, 1999, the Company announced the redemption, on December 1, 1999, of all one million outstanding shares of this series.

          At September 30, 1999, the Company had outstanding 1,000,000 shares of
Redeemable Serial Preferred Stock, $3.40 (6.80%) Series of 1992, on which the sinking fund requirement commences September 1, 2002. The sinking fund requirement in 2002 and 2003 with respect to this series is $2.5 million.

          At September 30, 1999, the aggregate annual interest requirement on the Company's long-term debt and Company obligated mandatorily redeemable preferred securities of subsidiary trust was $139.7 million; and the aggregate amounts of long-term debt maturities are zero in 2000; $165 million in 2001, $190 million in 2002, and $90 million in 2003.

          The estimated fair values of the Company's financial instruments at September 30, 1999, are summarized below:

	Carrying Amount	Fair Value
	(Millions of Dollars)
Utility
Capitalization and Liabilities
Serial preferred stock	$ 100.0	$ 87.4
Redeemable serial preferred stock	$ 50.0	$ 53.0
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	$ 125.0	$ 112.5
Long-term debt
First mortgage bonds (net of unamortized premium and discount of $15.6)	$1,576.2	$1,542.4
Medium-term notes (net of unamortized discount of $1.6)	281.5	279.3
Convertible debentures (net of unamortized discount of $5.3)	109.7	109.3
Total long-term debt	$1,967.4	$1,931.0

Nonutility Subsidiary
Assets
Marketable securities (primarily mandatorily redeemable preferred stock)	$ 230.4	$ 230.4
Notes receivable	$ 24.6	$ 24.9
Liabilities
Long-term debt	$ 640.7	$ 645.6

          The following methods and assumptions were used to estimate, at September 30, 1999, the fair value of each class of financial instrument for which it is practicable to estimate that value.

          The fair values of the Company's Serial preferred stock, Redeemable serial preferred stock and Trust Originated Preferred Securities were based on quoted market prices or discounted cash flows using current rates of preferred stock with similar terms.

          The fair values of the Company's Long-term debt, which includes First mortgage bonds, Medium-term notes, and Convertible debentures, were based on current market price, or for issues with no market price available, fair values were based on discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

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

          The carrying amounts of all other financial instruments approximate their fair values.

Calculations of Earnings Per Share

Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	1999	1998	1999	1998	1999	1998
	(Millions except Per Share Data)
Income (Numerator):

Earnings applicable to common stock	$151.9	$151.1	$249.3	$210.5	$247.1	$179.1

Add: Interest paid or accrued on
Convertible Debentures,
net of related taxes	0.9	1.6	3.5	4.7	5.0	6.3

Earnings applicable to common stock,
assuming conversion of convertible
securities	$152.8	$152.7	$252.8	$215.2	$252.1	$185.4

Shares (Denominator):

Average shares outstanding for
computation of basic earnings
per common share	118.5	118.5	118.5	118.5	118.5	118.5

Average shares outstanding for
diluted computation:

Average shares outstanding	118.5	118.5	118.5	118.5	118.5	118.5

Additional shares resulting from:
Conversion of 7% Convertible
Debentures	-	2.3	1.0	2.3	1.3	2.4
Conversion of 5% Convertible
Debentures	3.4	3.4	3.4	3.4	3.4	3.4

Average shares outstanding for
computation of diluted
earnings per common share	121.9	124.2	122.9	124.2	123.2	124.3

Basic earnings per common share	$1.28	$1.27	$2.10	$1.78	$2.08	$1.51

Diluted earnings per common share	$1.25	$1.23	$2.06	$1.73	$2.05	$1.49

Nonutility Subsidiary Long-Term Debt

          Long-term debt at September 30, 1999, consisted primarily of unsecured borrowings from institutional lenders. The interest rates of such borrowings ranged from 5% to 9.7%.
The weighted average effective interest rate was 7.21% at September 30, 1999, 7.35% at
December 31, 1998, and 7.61% at September 30, 1998. Annual aggregate principal repayments on these borrowings are $39.0 million in 1999, $147.5 million in 2000,
$88.5 million in 2001, $93 million in 2002, $134.5 million in 2003, and $100.4 million thereafter. Also included in long-term debt is $37.8 million of non-recourse debt which is due in monthly installments with final maturities in 2002, 2011 and 2018.

Nonutility Subsidiary Contractual Maturities

          At September 30, 1999, the contractual maturities for mandatorily redeemable preferred stock are $55.5 million within one year, $43 million from one to five years,
$97.7 million from five to 10 years, and $31.6 million for over 10 years.

(4) Commitments and Contingencies

Competition

          For additional information refer to Note (4) of the Notes to Consolidated Financial
Statements, Commitments and Contingencies and Item 5. Other Information of the
Company's June 30, 1999 Form 10-Q. Also see Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations of the Company's 1998
Form 10-K.

Proposed Sale of Generating Assets

          On September 23, 1999, the Company filed an Amendment to Agreement of
Stipulation and Settlement (the Amendment) with the Maryland Public Service Commission
(Maryland Commission) related to the Company's February 3, 1999 Agreement of
Stipulation and Settlement (the Agreement). The purpose of the Amendment is to allow, but not require, the Company to exclude its Benning Road and Buzzard Point generating stations, located in Washington, D.C., from the proposed sale. The net book value of these stations at
September 30, 1999 is approximately $75 million. The Amendment also stipulates that if those stations are excluded from the sale, the Company will not seek to recover any stranded costs associated with them from Maryland customers. In addition, those stations will not be included in the cost of service for purposes of calculating the Company's Maryland jurisdictional revenue requirement in any rate case filed after June 30, 2000. The Agreement by its terms will terminate if all required regulatory approvals are not obtained by January 1,
2000.

          On March 16, 1999, the Company filed an application with the D.C. Public Service
Commission (D.C. Commission), which must approve the Company's sale of the generation assets. The D.C. Commission held hearings during the week of September 27,
1999 and a decision is expected by December 31, 1999.

          In connection with the Company's divestiture application, on November 8, 1999, the
Company filed a non-unanimous agreement of stipulation and full settlement (the D.C. Agreement)
with the D.C. Commission. The D.C. Agreement is opposed by the Office of the People's Counsel, the District of Columbia Government, and the District of Columbia Consumer Utility Board. Under the
D.C. Agreement, if approved by the D.C. Commission, with the possible exception of stranded costs related to the Benning Road and Buzzard Point generating stations, if not sold, the Company would recover all of its stranded costs if any, regulatory assets (including DSM costs not otherwise recovered from the proceeds of the auction of the generation assets), above market purchased power costs and transition costs. Consistent with the Amendment discussed above, if the Benning
Road and Buzzard Point generating stations are not sold in the auction of the generation assets, the Company will not seek to recover any stranded costs associated with them from
District of Columbia customers. In addition, those stations will not be included in the cost of service for purposes of calculating the Company's District of Columbia jurisdictional revenue requirement in any future rate case. If these stations are not sold, they will become deregulated and subject to the effects of the competitive marketplace. The Company continues to evaluate its alternatives and to assess changing market conditions in order to determine if these stations, with a net book value of approximately $75 million as of September 30, 1999, are impaired.

          Under the D.C. Agreement, the rates for service to residential customers in the District of Columbia would be reduced by 2% effective January 1, 2000, an additional 1-1/2%
effective July 1, 2000, and an additional 3-1/2% effective one month after the closing on the sale of the generation assets. The corresponding rate reductions for commercial customers in the District of Columbia are 3-1/2% on January 1, 2000 and 1-1/2% on both July 1, 2000 and one month after the closing of the sale of the generation assets. The January 1, 2000 rate reductions approximate $25 million annually and reflect the termination of the DSM surcharge (all unamortized DSM costs, equal to $129.3 million at September 30, 1999, will be deducted from the proceeds of the auction of the generation assets before the sharing, if any, of any amounts received from the auction between utility customers and shareholders). The
July 1, 2000 rate reductions approximate $12 million annually, and reflect reductions in the
Company's cost of service since its last District of Columbia base rate case, which was decided on June 30, 1995. The rate reductions following the closing of approximately
$15 million annually are guaranteed but may be recouped by the Company if it is able to purchase electricity at a lower cost than its frozen production rate during the period the
Company's rates are capped, which is the four-year period commencing one month following the date of the closing. Conversely, the Company's future earnings would be reduced if it is required to purchase power at prices in excess of those included in base rates.
Residential rates for qualified low income customers would be capped for six years commencing one month after the date of the closing.

          If and when the D.C. Commission approves the sale of the Company's generation assets and the Maryland Commission approves the Agreement, the Company's generation assets allocated to Maryland will become deregulated and application of Statement of Financial Accounting
Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation"
will no longer apply to this generation segment of the Company's business. Under the terms of the Agreement, all stranded costs allocated to Maryland and the Maryland related expenses incurred by the Company in preparation for the implementation of retail competition will be recovered from customers. Accordingly, there will be no impact on the
Company's results of operations from the discontinuance of the provisions of SFAS 71.

          The Company will continue to apply the provisions of SFAS 71 to the portion of its generation assets allocated to the District of Columbia until the D.C. Council enacts enabling legislation and the D.C. Commission addresses restructuring issues. As noted above the D.C.
Agreement provides that all stranded costs, if any, allocated to the District of Columbia will be recovered from customers, with the possible exception of stranded costs related to the Benning
Road and Buzzard Point generating stations, if not sold. Accordingly, if the D.C. Commission approves the D.C. Agreement and the sale of the stations there should be no impact on the
Company's results of operations from the discontinuance of the provisions of SFAS 71. If these stations are not sold, the Company will evaluate its alternatives and assess changing market conditions to determine if these stations are impaired.

Environmental Contingencies

          In addition to the updated information disclosed below, refer to Note (4) of the Notes to Consolidated Financial Statements, Commitments and Contingencies and Item 5. Other
Information of the Company's June 30, 1999 Form 10-Q. Also see Item 8. Financial
Statements and Supplementary Data of the Company's 1998 Form 10-K.

          The Company's generating stations operate under National Pollutant Discharge
Eliminating System (NPDES) permits. NPDES permits were issued for the Potomac River station in February 1994, the Morgantown station in February 1995, the Dickerson station in
August 1996, and the Chalk Point station in September 1996. NPDES renewal applications were submitted in July 1993 for the Benning station and in August 1998 for the Potomac
River station. At September 30, 1999, resolution of these applications is pending.

Redemption of Serial Preferred Stock, Auction Series A

          On October 28, 1999, the Company announced the redemption, on December 1, 1999, of all one million outstanding shares of its Serial Preferred Stock, Auction Series A, at a price of $50 per share plus an amount equal to accrued and unpaid dividends to the date of redemption.

Nonutility Subsidiary - Debt Guarantee

          On September 30, 1999 PCI and PES jointly and severally guaranteed the repayment of debt for the benefit of PES and its partner in connection with the financing of their contract with the Military District of Washington (MDW). This contingent obligation is
$3.3 million as of September 30, 1999 and will increase to a maximum of $33.9 million in
January 2002 as the partnership receives draws from the financing. Thereafter, the contingent obligation will decline as principal is paid down through proceeds of the MDW contract. For a discussion of this contract refer to Item 2. Management's Discussion and
Analysis of Consolidated Results of Operations and Financial Condition, herein.

(5)  Segment Information

          The Company has identified its operations (Utility Segment) and its Nonutility
Subsidiary's operations (Nonutility Segment) as its two reportable segments. The factors used to identify these segments are that the Company organizes its business around differences in products, services, and regulatory environments and that the operating results for each segment are regularly reviewed by the Company's chief operating decision-maker in order to make decisions about Company and Nonutility Subsidiary resources and performance.

          Revenues for the Utility Segment are principally derived from the generation, transmission, distribution and sale of electric energy. The operations of the Trust are also included in the Utility Segment. The Nonutility Segment derives its revenue from financial investments, energy services, utility industry services, and telecommunications services.

          The following table presents information about the Company's reportable segments for the three, nine and twelve months ended September 30, 1999 and 1998, respectively. There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss as outlined in Item 8. Financial Statements and Supplementary Data of the
Company's 1998 Form 10-K.

	Segment
	Utility	Nonutility	Total
Three Months Ended:	(Millions of Dollars)
September 30, 1999
Revenues	$ 796.9	$ 60.5	$ 857.4
Income	153.7	.3	154.0
Income (Loss) Before Income Taxes	249.1	(3.1)	246.0
Income Tax Expense (Benefit)	95.4	(3.4)	92.0
September 30, 1998
Revenues	$ 750.8	$ 29.9	$ 780.7
Income	149.3	3.8	153.1
Income Before Income Taxes	241.2	1.3	242.5
Income Tax Expense (Benefit)	91.9	(2.5)	89.4

Nine Months Ended:
September 30, 1999
Revenues	$1,770.5	$ 168.6	$1,939.1
Income	231.5	23.8	255.3
Income (Loss) Before Income Taxes	374.9	(2.4)	372.5
Income Tax Expense (Benefit)	143.4	(26.2)	117.2
September 30, 1998
Revenues	$1,659.7	$ 103.2	$1,762.9
Income	210.4	16.2	226.6
Income Before Income Taxes	339.9	13.8	353.7
Income Tax Expense (Benefit)	129.5	(2.4)	127.1

Twelve Months Ended:
September 30, 1999
Revenues	$2,174.7	$ 208.9	$2,383.6
Income	232.3	22.7	255.0
Income (Loss) Before Income Taxes	377.2	(9.8)	367.4
Income Tax Expense (Benefit)	144.9	(32.5)	112.4
September 30, 1998
Revenues	$2,050.1	$ 127.0	$2,177.1
Income	181.8	17.5	199.3
Income Before Income Taxes	293.5	7.6	301.1
Income Tax Expense (Benefit)	111.7	(9.9)	101.8

          Revenues are earned primarily within the United States and there were no material transactions between the segments.
(6) Energy Trading and Risk Management Activities

The Company

          The Company enters into forward and option agreements for the purchase and sale of power. The intent of these agreements is to either secure power for retail customers at advantageous prices or to obtain profitable prices for power generated by the Utility's facilities.

PCI and PES

          PCI has entered into interest rate swap agreements to fix certain variable rate debt under its Medium-Term Note program in order to reduce its exposure to interest rate fluctuations. These agreements have a notional amount of approximately $39 million at
September 30, 1999. The interest rate differential to be paid or received on the swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 1999, the interest rate swap agreements have an average life of 3.69 years with a fixed rate of 6.69% and variable rate of 6.27%. The fair value of these interest rate swap agreements, based on quoted market prices, was approximately $.8 million as of September 30, 1999.

          PES enters into agreements to sell electricity and natural gas to customers and matches these sales with offsetting forward agreements to purchase electricity and natural gas. PES limits exposure to changes in market prices by counterbalancing fixed price sales agreements with fixed price supply agreements and floating price sales agreements with floating price supply agreements.

Accounting Treatment

          The Company's, PCI's, and PES' agreements are not used for trading purposes and are accounted for under Statement of Financial Accounting Standards No. 80 (SFAS 80),
"Accounting for Futures Contracts." In accordance with SFAS 80, the financial agreements that represent hedges are not included on the consolidated balance sheets and gains and losses are recognized in the consolidated statement of earnings and retained income at the time of the transaction. There were no deferred gains or losses at September 30, 1999.

          The accounting treatment outlined in Emerging Issues Task Force Issue 98-10
(EITF 98-10) "Accounting for Energy Trading and Risk Management Activities," does not apply to the Company's, PCI's, and PES' agreements since the agreements are not entered into for trading purposes as defined by EITF 98-10. Additionally, the Company, PCI, and
PES are in the process of determining the impact, if any, that Statement of Financial
Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and
Hedging Activities," will have on its financial statements and disclosures. The effective date of SFAS 133 has been delayed and will become effective for the Company's 2001 calendar year financial statements.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q, including the review report of
PricewaterhouseCoopers LLP will automatically be incorporated by reference in the
Prospectuses constituting parts of the Company's Registration Statements on Forms S-3
(Numbers 33-58810, 33-61379 and 333-33495) and Forms S-8 (Numbers 33-36798,
33-53685, 33-54197, 333-56683 and 333-57221), filed under the Securities Act of 1933.
Such review report of PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of
1933 and the liability provisions of Section 11(a) of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power
Company and its consolidated subsidiaries (the Company) at September 30, 1999 and 1998, and the related consolidated statements of earnings and retained income for the three, nine and twelve month periods then ended and the consolidated statements of cash flows for the nine and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the
United States, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of
December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Washington, D.C.
November 12, 1999

Part I     FINANCIAL INFORMATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

          As an investor-owned electric utility, Potomac Electric Power Company (the
Company, or the Utility) is capital intensive, with a gross investment in property and plant of approximately $3 for each $1 of annual total revenue. The costs associated with property and plant investment amounted to 46% of the Company's total revenue for the twelve months ended September 30, 1999 and December 31, 1998, respectively. Additionally, fuel and purchased energy, capacity purchase payments and other operating expenses were 54% of total revenue for the twelve months ended September 30, 1999 and December 31, 1998, respectively.

          On May 21, 1999, the Company reorganized its nonregulated subsidiaries into two major operating groups to compete for market share in deregulated markets. As part of the reorganization, a new unregulated company, Pepco Holdings, Inc. (PHI, or the Nonutility
Subsidiary), was created as the parent company of Potomac Capital Investment Corp. (PCI)
and Pepco Energy Services, Inc. (PES). PCI will continue to manage its diversified portfolio of financial investments and grow its new operating businesses that provide telecommunications and utility related services. PES is focused on providing nonregulated energy products (electricity and natural gas) and energy services (including energy efficiency contracting, consulting services, construction, management and facilities operation and maintenance) in competitive markets.

          Potomac Electric Power Company Trust I (Trust), a Delaware statutory business trust and a wholly owned subsidiary of the Company, was established in April 1998 for the purposes of issuing Trust Securities representing undivided beneficial interests in the assets of the Trust, and investing the gross proceeds from the sale of the Trust Securities in Junior
Subordinated Debentures of the Company.

          The Company has identified its operations (Utility Segment) and its Nonutility
Subsidiary's operations (Nonutility Segment) as its two reportable segments. The Utility
Segment principally derives its revenue from the generation, distribution and sale of electric energy. The operations of the Trust are also included in the Utility Segment. The Nonutility
Segment derives its revenue from financial investments, energy services, utility industry services, and telecommunications services. See Note (5) of the Notes to Consolidated
Financial Statements, Segment Information, herein, for the Company's segment disclosure.

Safe Harbor Statements

          In connection with the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995 (Reform Act), the Company and its Nonutility Subsidiary are hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this Quarterly Report on Form 10-Q. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical facts and may be forward-looking.

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

-	economic and geographic factors including political and economic risks;
-	changes in and compliance with environmental and safety laws and policies;
-	weather conditions;
-	population growth rates and demographic patterns;
-	competition for retail and wholesale customers;
-	Year 2000 issues; delays or changes in costs of Year 2000 compliance; failure of major suppliers, customers, or others to resolve their own Year 2000 issues on a timely basis;
-	growth in demand, sales, and capacity to fulfill demand;
-	changes in tax rates or policies or in rates of inflation;
-	changes in projects costs;
-	unanticipated changes in operating expenses and capital expenditures;
-	capital market conditions;
-	competition for new energy development opportunities and other opportunities;
-	legal and administrative proceedings (whether civil or criminal) and settlements that influence business and profitability;
-	pace of entry into new markets;
-	time and expense required for building out the planned Starpower network;
-	success in marketing services;
-	possible development of alternative technologies; and
-	the ability to secure electric and gas supply to fulfill sales commitments at favorable prices.

          Any forward-looking statements speak only as of November 12, 1999, and the Company and its Nonutility Subsidiary undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

UTILITY

RESULTS OF OPERATIONS

Total Revenue

          Total revenue increased for the three, nine and twelve months ended September 30,
1999, as compared to the corresponding periods in 1998. The increases in revenue from sales of electricity for the periods ending September 30, 1999 resulted primarily from increases in kilowatt-hour sales of 2.8%, 2.7%, and 1.5% over the corresponding periods in
1998. The increases in sales reflect 1999 summer temperatures that were 7 percent hotter, as measured in cooling degree hours, than the corresponding period in 1998. Temperatures in the first quarter, as measured in heating degree days, were 15 % colder than the corresponding period in 1998.

          The increases in base rate revenue in the three, nine and twelve months ended
September 30, 1999, compared to the corresponding periods in 1998, reflect the effects of a
$19 million increase in Maryland base rates (pursuant to a December 1998 settlement agreement) and a $9 million increase in the District of Columbia Demand Side Management
(DSM) surcharge tariff effective September 1998.

          Interchange deliveries increased for the three, nine and twelve months ended
September 30, 1999, as compared to the corresponding periods in 1998. The increases for the periods reflect changes in levels and prices of energy delivered to the Pennsylvania-
New Jersey-Maryland Interconnection LLC (PJM) and increases in the levels of bilateral energy transactions under the Company's wholesale power sales tariff.

          The Company receives point-to-point transmission service revenue, pursuant to the
PJM open access transmission tariff. Such revenues are classified as "Other electric revenue," and totaled $2 million, $4.6 million and $5 million for the three, nine and twelve months ended September 30, 1999, and $2.7 million, $3.5 million and $3.6 million for the corresponding periods in 1998. The benefits derived from interchange deliveries, capacity sales in the District of Columbia and revenue under the open access transmission tariff are passed through to the Company's customers through fuel adjustment clauses.

          Recent rate orders received by the Company provided for changes in annual base rate revenue as shown in the table below:

Regulatory Jurisdiction	Rate Increase (Decrease) ($000)	% Change	Effective Date
Maryland	$19,000	2.0%	December 1998
Federal - Wholesale	(2,500)	(1.8)	January 1998
Maryland	24,000	2.6	November 1997

See Part II, Item 5, Base Rate Proceedings, for additional information.

          As discussed in Part I, Item 2., Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition of the Company's June 30, 1999
Form 10-Q, the Company has a new full-requirements agreement with the Southern
Maryland Electric Cooperative, Inc. (SMECO), effective January 1, 1999.

Operating Expense

          Fuel expense increased for the three, nine and twelve months ended September 30,
1999, as compared to the corresponding periods in 1998, primarily due to increases of 9.7%,
7.3% and 9.1% in net generation; partially offset in the nine and twelve month periods by decreases in the system average unit cost of fuel discussed below. The increases in purchased energy for the three, nine and twelve months ended September 30, 1999, reflect changes in levels and prices of energy purchased from PJM and other utilities and power marketers.

          The unit fuel costs for the comparative periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
System Average Fuel Cost per Mbtu	$1.76	$1.72	$1.72	$1.75	$1.70	$1.77

          System average unit fuel cost decreased for the nine and twelve months ended
September 30, 1999, as compared to the corresponding periods in 1998, primarily due to decreases in the costs of coal and residual oil. The increase for the three months ended
September 30, 1999 was primarily attributable to increases in the cost of residual oil and natural gas and an increase in the percent of natural gas contribution to the fuel mix.

          For the twelve month periods ended September 30, 1999 and 1998, the Company obtained 81% and 84%, respectively, of its system generation from coal based upon percentage of Btus. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

          Capacity purchase payments increased for the three, nine and twelve months ended
September 30, 1999, as compared to the corresponding periods in 1998. These increases reflect contractual escalations under existing purchase capacity contracts with FirstEnergy and Panda-Brandywine (Panda). The increases are reflected in rates in the District of
Columbia through a fuel adjustment clause on a dollar-for-dollar basis and in Maryland through a rate settlement in December 1998. The Maryland rates, however, are seasonal, which results in lower recovery in the winter and higher recovery in the summer.

          Operating expenses other than fuel, purchased energy and capacity purchase payments increased for the three, nine and twelve months ended September 30, 1999, as compared to the corresponding periods in 1998. Increases in these expenses in the three month period were due to increases in operation and maintenance expenses related to summer storm damage, and increases in depreciation and amortization expense associated with additional investment in property and plant. Increases in these expenses in the nine and twelve month periods were due to increases in depreciation and amortization expense association with additional investment in property and plant; partially offset by decreases in operation and maintenance expenses association with reduced labor and benefits costs, and a reduction in gross receipts taxes collected from customers in the District of Columbia.

Year 2000 Readiness Disclosure

          For a discussion of the Company's Year 2000 Readiness Disclosure at December 31,
1998, refer to Part II., Item 7., Management's Discussion and Analysis of Financial Condition
and Results of Operations of the Company's 1998 Form 10-K. The status of the Company's
Year 2000 efforts at September 30, 1999 is as follows.

          Based on the Company's successful remediation of systems in the 50 separate categories that the North American Electric Reliability Council (NERC) defines as mission-critical facilities and information technology (IT) business systems, NERC stated in its August 3, 1999 report to the U.S. Department of Energy (DOE) that the Company is Year
2000 ready with no exceptions. NERC also stated in this report that the Company has completed all contingency plans in accordance with NERC guidelines.

          Systems that have an impact solely on departmental or work group operations have been defined with medium and low criticality. None of these systems has an impact on electric service to customers.

          All critical suppliers, including generation fuel and transportation, have responded positively to the correspondence sent by the Company requesting Year 2000 readiness status.
The Company continues to follow-up via phone calls to monitor Year 2000 progress with these suppliers. When warranted, the Company has developed and documented contingency supply alternatives. The Company continues to attempt to contact non-critical vendors/suppliers, and maintains documentation of all such communication efforts.

          Year 2000 business continuity and contingency plans have been completed in accordance with NERC guidelines. Sixty teams from all business units participated in designing plans to deal with approximately 175 scenarios which could potentially disrupt operations. The Company has designed 519 plans to deal with these incidents. Tabletop testing and refinement of the plans have also been completed. The Company has recently reaffirmed the policy of no vacation time or discretionary leave for any employee during the critical millennium rollover, from December 26, 1999 through January 8, 2000. Contingency staffing plans for this period have been completed. Information from the staffing and business continuity plan databases were used to develop business unit Year 2000 Rollover
Plans.

          The Company continues to participate in community and industry coordination and drills. The Company participated in the NERC-sponsored "dress rehearsal" drill held on
September 8 and 9, 1999, which simulated the rollover from December 31, 1999 to
January 1, 2000. This drill reconfirmed the capabilities of the Company's contingency communications plans including the use of satellite phones to link with the PJM control center. The Company went well beyond the NERC-defined drill parameters by activating its
Emergency Command Center (ECC) and interacting with field personnel tasked with checking the status of various systems and facilities. The ECC operated from 8 PM on
September 8, 1999 through 2 AM on September 9, 1999 under the direction of the
Company's Chief Executive Officer (CEO) and other senior executives. Representatives from the local media were in attendance, and the CEO and other Company personnel conducted several press briefings. The District of Columbia Emergency Management
Agency participated jointly with the Company during this exercise by opening its command center and testing communication links. Several tabletop exercises were conducted at the
Company's ECC. The rollover to September 9, 1999 was monitored as part of the drill, and proved to be uneventful. All aspects of the drill were carried out successfully.

          The Company was an active participant in the September 1, 1999 drill sponsored by the Washington Metropolitan Council of Governments with the Company's employees stationed at several locations throughout the District and metropolitan area.

          In September 1999, the Company was selected at random by NERC and DOE to undergo a Year 2000 audit. This independent review, conducted in October 1999, emphasized energy management (EMS) and supervisory control and data acquisition
(SCADA) systems, but also involved an examination of the Company's Business Continuity
Plans (BCPs) and the Corporate Year 2000 Database. The audit required the Company to rerun an EMS test, setting the date forward to January 1, 2000. This was done successfully.
The DOE assessors awarded the Company the highest rating available.

          In September 1999, the DC PSC initiated an independent verification and validation of the Company's Year 2000 efforts using an outside consultant. This audit involves a review of (1) the Company's Corporate Year 2000 Database with supporting test plans and results;
(2) the BCPs; (3) vendor and supply chain efforts and documentation; and (4) other pertinent
Year 2000 documentation. This process is on-going.

          The Company has established a range of communications to keep customers and the public informed of Year 2000 efforts. Bill inserts have been used to advise customers of
Year 2000 activities. Future bill inserts will be used as needed. A Year 2000 disclosure brochure is being distributed to customers who inquire about the Company's Year 2000 efforts. This brochure was updated in August 1999. The information included in the brochure has been posted on the Company's web site on the Internet. The web site has been updated and will continue to be updated periodically with the latest Year 2000 status information.

          The cost or consequences of a material incomplete or untimely resolution of the Year
2000 problem could adversely affect the future operations, financial results or financial condition of the Company.

          The cost of expected modifications will be approximately $12 million, and will be charged to expense as incurred. Through September 30, 1999, $10 million has been charged to expense; the remaining costs will be expensed in the fourth quarter of 1999.
Approximately $.7 million, $3 million, and $5.3 million of the total expected cost, were expensed in the three, nine and twelve months ended September 30, 1999, respectively.

CAPITAL RESOURCES AND LIQUIDITY

          The Company's investment in property and plant, at original cost before accumulated depreciation, was $6.7 billion at September 30, 1999, an increase of $87.1 million from the investment at December 31, 1998, and an increase of $135 million from the investment at
September 30, 1998. Cash invested in property and plant construction, excluding Allowance for Funds Used During Construction and Capital Cost Recovery Factor, amounted to
$135 million and $195.3 million for the nine and twelve months ended September 30, 1999, and $145.9 million and $223 million for the corresponding periods in 1998.

          At September 30, 1999, the Company's capital structure, excluding short-term debt and nonutility subsidiary debt, consisted of 46.6% long-term debt, 2.4% serial preferred stock,
1.2% redeemable serial preferred stock, 3% Company obligated redeemable preferred securities of subsidiary trust and 46.8% common equity.

          Cash from utility operations, after dividends, was $112.5 million and $107.3 million for the nine and twelve months ended September 30, 1999, and $224.1 million and
$269.2 million for the corresponding periods in 1998.

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

          Outstanding utility short-term debt totaled $148.6 million at September 30, 1999, compared to $191.7 million and $119.1 million outstanding at December 31, 1998 and
September 30, 1998, respectively.

          As discussed in Note (4) of the Notes to Consolidated Financial Statements,
Commitments and Contingencies, herein, on October 28, 1999, the Company announced the redemption on December 1, 1999, of all one million outstanding shares of its Serial Preferred
Stock, Auction Series A.

NONUTILITY SUBSIDIARY

GENERAL

          Over the past few years, with the passage of the Telecommunications Act of 1996 and the deregulation of the natural gas and electric industries also underway, the focus of the
Company's nonutility subsidiaries has been significantly expanded to include new competitive telecommunications and energy businesses. To facilitate this expansion, on
May 21, 1999, the Company reorganized its nonregulated subsidiaries into two major operating groups to compete for new market share in deregulated markets. As part of the reorganization, a new unregulated company, PHI, was created as the parent company of PCI and PES.

          PCI continues to manage its diversified portfolio of financial investments and grow its new operating businesses that provide telecommunications and utility-related services. PCI's telecommunication products and services are primarily provided through its 50% equity interest in a joint venture known as Starpower Communications, LLC (Starpower). Both partners in the joint venture have committed to initially contribute up to $150 million of equity to the joint venture over a three-year period (1998 - 2000) to build an advanced, high-bandwidth fiber-optic network for consumers in the Washington, Baltimore, and
Northern Virginia metropolitan region. Over this "Last Mile" fiber-optic link, Starpower provides a consumer package of telecommunication services including cable television, local and long distance telephone, dial up and high-speed Internet services. As of September 30,
1999, PCI has invested $46.7 million of its total $150 million commitment.

          PES provides nonregulated energy and energy-related services in competitive retail markets in the mid-Atlantic region from Pennsylvania to Georgia. In addition to its principal office in Washington, D.C., PES has offices in Pittsburgh, Pennsylvania; Philadelphia,
Pennsylvania; Columbia, Maryland; Virginia Beach, Virginia; and Savannah, Georgia. Its
products include electricity, natural gas, energy efficiency contracting, equipment operation and maintenance, fuel management, and appliance warranties. These products and services are sold in bundles or individually to commercial, industrial and residential customers.

RESULTS OF OPERATIONS

          Refer to Part II., Item 5. - Other Information - Selected Nonutility Subsidiary Financial
Information, herein, for PHI's Consolidated Statements of Earnings for the three, nine and twelve months ended September 30, 1999 and 1998.

Income

Financial Investments

          Financial investments income consists primarily of income derived from leased assets
(electric power plants, gas transmission and distribution networks, aircraft and other assets)
and marketable securities (primarily fixed-rate, utility preferred stocks). Additionally, transactions involving real estate holdings and other financial transactions contribute to financial investments income. In general, the timing of the recognition of financial investments income is transaction driven.

          The leased assets component of financial investments income, which primarily includes rental and interest income, increased for the three months ended September 30,
1999, compared to the corresponding period in 1998, primarily as a result of income received from the leveraged leases with four Dutch Municipal owned entities that were entered into during the third quarter of 1999. This component of financial investment income decreased for the nine and twelve months ended September 30, 1999, compared to the corresponding periods in 1998, primarily as a result of a reduction in the size of PCI's aircraft portfolio due to the disposition of aircraft. PCI's remaining aircraft portfolio, with a net book value of
$283.6 million and $313.7 million at September 30, 1999 and December 31, 1998, respectively, is being managed with the objective of identifying further opportunities for its sale or disposition on economic terms. Leased assets contributed income of $17.2 million,
$48.1 million and $62.1 million for the three, nine and twelve months ended September 30,
1999, respectively, compared to $15.5 million, $59.3 million and $77.9 million for the corresponding periods in 1998.

          The marketable securities component of financial investments income increased for the three months ended September 30, 1999, compared to the corresponding period in 1998, due to the recognition of income from sales. This component of financial investment income decreased for the nine and twelve months ended September 30, 1999, compared to the corresponding periods in 1998, due to decreases in dividend income which resulted from reductions in the size of the stock portfolio during 1998. The marketable securities portfolio contributed income, including net realized gains, of $5.5 million, $13.5 million and
$17.9 million for the three, nine and twelve months ended September 30, 1999, respectively, compared to $3.9 million, $14.9 million and $19.9 million for the corresponding periods in
1998.

          The remaining component of financial investments income represents revenue related to the sale of real estate and other financial transactions. This component of financial investment income decreased for the three and nine months ended September 30, 1999, compared to the corresponding periods in 1998, primarily due to gains on the sales of real estate that were recorded during the first and third quarters of 1998. This component of financial investment income increased for the twelve months ended September 30, 1999, compared to the corresponding period in 1998, as a result of a $10 million writedown of real estate that was recorded during the fourth quarter of 1997. Income for the three, nine and twelve months ended September 30, 1999 was $1.3 million, $16.6 million and $19.1 million, respectively, compared to $9.0 million, $17.3 million and $11.6 million for the corresponding periods in 1998.

          PCI is in the process of building, owning and financing a new ten-story, 360,000 square foot commercial office building at an estimated cost of $92 million. The new building is expected to be completed in mid-2001. The Utility will lease the majority of the office space from PCI. As of September 30, 1999, PCI has invested $25.7 million related to the acquisition of land and development of the new building.

          In July 1999, PCI entered into a $724 million leveraged lease transaction with four
Dutch Municipal owned entities. This transaction involved the purchase and leaseback of 21 gas transmission and distribution networks, located throughout The Netherlands, over base lease terms approximating 25 years. The transaction was financed with approximately
$607 million of third-party, non-recourse debt through two banks at commercial rates for a period of 25 years. PCI's initial net investment in these finance leases was approximately
$134 million and was funded primarily through its Medium-Term Note program. This transaction added $1.1 million of net income during the third quarter of 1999.

          On October 29, 1999, a subsidiary of PHI sold its minority equity interest in Metricom,
D.C., LLC, a wireless internet joint venture with Metricom, Inc. The sale resulted in an after-tax gain of approximately $1.7 million, which will be recorded in the fourth quarter of
1999.

Energy Services

          Energy services income represents income generated from the operations of PES. The increase in energy services income for all periods in 1999, compared to the corresponding periods in 1998, results principally from a significant increase in the volume of energy efficiency business and from the acquisition of Gaslantic Corporation (Gaslantic) in
September 1998. Typical of gas marketing operations, Gaslantic's purchase of energy to fulfill client contract requirements is a high-volume and relatively low-margin business.

          In June 1999, the Department of Defense awarded the federal government's largest energy-saving performance contract ever to a 50/50 partnership between a wholly owned subsidiary of PES and another contractor. Under the $214 million contract, executed on
June 29, 1999, the partnership will implement energy-savings measures for five military bases in the Military District of Washington (MDW). The partnership will invest $67 million over the next 30 months in infrastructure improvements. Thereafter, the partnership will maintain, operate and monitor the equipment for 15 years. There are no front-payments by the government, and PES and its partner will provide energy engineering, equipment installation, construction supervision, maintenance, operations and monitoring over the term of the contract to provide energy savings that will pay for these improvements. The energy-savings measures will cover a wide range of technologies, including lighting, building envelope, building automation systems, chillers, controls, HVAC, boilers and water conservation. Financing for this project has been obtained and construction has begun. As discussed in Note (4) of the Notes to Consolidated Financial Statements, Commitments and
Contingencies, PCI and PES have jointly and severally guaranteed the repayment of debt for the benefit of the partnership in connection with the partnership's financing of its contract with MDW.

          A wholly owned subsidiary of PES signed a four-year agreement commencing in
January 2001, to provide full requirements energy to SMECO (approximately 600 MW of peak load). The PES subsidiary has secured a firm commitment from a third party sufficient to serve SMECO's full requirements. Both the sales commitment to SMECO and the third-party purchase agreement are at fixed prices that do not vary with future changes in market conditions. The revenues from this contract are expected to be approximately
$100 million per year. Including this contract and energy supply contracts with commercial and residential customers in Pennsylvania, PES has supply contracts for approximately
650 MW of load.

          PES has significantly increased its commercial energy services in 1999. PES recognized revenue of $85.4 million and $9.4 million for the nine months ended
September 30, 1999, and 1998, respectively.

          In total, during the first nine months of 1999, PES signed contracts for the future delivery of energy and energy services which will provide future revenues of approximately
$500 million. Commodity revenues are recognized upon delivery to the customer while construction energy contract revenues are recognized using the percentage of completion method.

Utility Industry Services

          The decrease in utility industry services income for the three months ended
September 30, 1999, compared to the corresponding period in 1998 is attributable to timing differences related to the recognition of contract revenue. The increase in utility industry services income for nine and twelve months ended September 30, 1999, compared to the corresponding periods in 1998, results from the growth of this portion of the business.
During the past six years, PCI has acquired ownership and operating interests in a natural gas pipeline, liquefied natural gas storage facilities, and an underground cable services company, all of which profitably provide products and services to utilities and to other customers.
Additionally, in 1999, PCI launched a new business strategy that is targeted at bringing new electric technologies to the utility industry as it deregulates.

Telecommunications Services

          Telecommunications services losses represent PCI's share of losses from its equity investments, principally Starpower. PCI expects that its investment in Starpower will continue to incur losses for the remainder of 1999 and 2000 as it develops and expands its network and customer base. However, Starpower had earnings from its operations before interest, taxes, depreciation and amortization in 1998, two years ahead of schedule, and as of
September 30, 1999 has had similar results, principally from its Internet operations.

          Starpower is currently the only regional company to provide cable television, local and long distance telephone, dial-up and high speed Internet services on an a-la-carte basis, or combined into one bundled, competitively priced package, over an advance fiber-optic network. During 1999, Starpower expects to build sufficient advanced fiber-optic network to add in excess of 50,000 on-network households and as of September 30, 1999, has added in excess of 25,000 on-network households. Of these on-network households, in excess of
10,000 on-network customer service connections have been sold with the average customer household purchasing in excess of 2 services. Customer take rates have substantially exceeded plan. Starpower's total customer service connections including cable, phone and
Internet customers now exceed 270,000 as of September 30, 1999, from a level of 237,000 as of year-end 1998.

          During the third quarter, Starpower added to its number of approved cable households by winning approvals from Montgomery County, Maryland and the City of Falls Church,
Virginia to build an advance fiber-optic network and offer competitive cable television services to households in these jurisdictions. The Montgomery County Council awarded a
15-year franchise to Starpower to compete for customers against the county's existing cable provider. The franchise will enable Starpower to potentially serve more than 80 percent of the 308,000 households in the county, which is the nation's eighth wealthiest county and the largest county in Maryland with a population of 850,000. The long-term agreement with the
City of Falls Church allows Starpower to enter the Virginia suburbs for the first time.
Starpower intends to start construction of the network in Falls Church and expects to begin to offer its bundle of advanced communication services, including digital cable television, local and long distance telephone service, and high-speed Internet service, in Northern Virginia during 2000. These agreements increased the number of authorized cable households for
Starpower in the Washington metropolitan area to in excess of 500,000 at September 30,
1999, approximately 25% ahead of plan. Starpower is currently seeking additional cable regulatory authority approvals in the Washington, D.C. Metropolitan Area, which if realized will potentially double the authorized cable households.

          In July 1999, Starpower announced a strategic portal alliance with Lycos, one of the leading Internet portal companies in the United States. This agreement provides the Lycos'
portal to Starpower's current dial-up Internet customer base and includes a strategic alliance to build a high-speed Lycos portal known as "Lycos Lightening" for Starpower's customers served from its high-speed advanced fiber-optic network.

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

Expenses

Operating and Administrative & General

          The increase in operating and administrative and general expenses for all periods in
1999, compared to the corresponding periods in 1998, mainly results from the increase in
PES' business activities. Purchases of gas and electricity to fulfill sales commitments aggregated $29.6 million, $49.4 million, and $79.7 million for the three, nine and twelve months ended September 30, 1999. There were no gas and electricity purchases for the corresponding periods in 1998.

Interest and Depreciation

          The decrease in interest expense for all periods in 1999, compared to the corresponding periods in 1998, results from reduced borrowings during 1999 and lower effective interest rates. The increase in depreciation expense for the three months ended September 30, 1999, compared to the corresponding period in 1998, was primarily due to an adjustment of depreciation estimates. Additionally, the decrease in depreciation expense for the nine and twelve months ended September 30, 1999, compared to the corresponding periods in 1998, results from the disposition of aircraft.

Income Tax Benefit

          The increase in PHI's income tax benefit for the nine and twelve months ended
September 30, 1999, compared to the corresponding periods in 1998, primarily reflects the recognition of $18.7 million in tax benefits in June 1999 associated with the completion of a partnership restructuring transaction. This restructuring allowed PCI to consolidate the majority of its aircraft assets under one umbrella company, and by doing so, facilitates the management and disposition of its aircraft portfolio.

Year 2000 Readiness Disclosure

          For a discussion of PHI's Year 2000 Readiness Disclosure at December 31, 1998, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations of the Company's 1998 Form 10-K. The status of PHI's Year 2000 efforts at
September 30, 1999 is as follows.

          PHI is continuing to work closely with the Corporate Year 2000 Task Force in connection with its Year 2000 remediation efforts. PHI has nearly completed the first three phases of its Year 2000 remediation plan by identifying items requiring remediation, correcting any problems that have been identified, and completing the compliance testing for all critical systems. In addition, PHI is nearing completion of the final element of its Year
2000 remediation plan which is the preparation of a contingency plan in the event that remediation efforts are not successfully completed in a timely fashion.

          The cost or consequences of a material incomplete or untimely resolution of the Year
2000 problem could adversely affect the future operations, financial results or financial condition of PHI.

CAPITAL RESOURCES AND LIQUIDITY

          At September 30, 1999, PCI had a $230.4 million marketable securities portfolio, consisting primarily of fixed-rate, utility preferred stocks. During the first nine months of
1999, the cost basis of PCI's marketable securities portfolio increased by $9.6 million, primarily as a result of calls and acceptance of tender offers of approximately $15.6 million, offset by security purchases of $25.2 million.

          PCI had short-term debt outstanding of $158.9 million as of September 30, 1999.
There was no short-term debt outstanding as of December 31, 1998. For the three, nine and twelve months ended September 30, 1999, PCI issued (repaid) $12.2 million, $158.9 million and $(24.1) million in short-term debt, respectively. During the three, nine and twelve months ended September 30, 1999, PCI issued $0.1 million, $36.2 million and
$204.3 million in long-term debt, including non-recourse debt, and debt repayments totaled
$34.1 million, $134.3 million and $143.6 million, respectively. The weighted-average effective interest rate of long-term debt was 7.21% at September 30, 1999, 7.35% at
December 31, 1998, and 7.61% at September 30, 1998. At September 30, 1999, PCI had
$101.5 million available under its Medium-Term Note Program and $400 million of unused bank credit lines.

          PHI expects that based on its cash on hand, as well as credit facilities available, it has sufficient available funds to meet normal working capital requirements, capital expenditures, scheduled debt repayments and acquisitions, if necessary.

          In July 1999, PCI entered into a $724 million leveraged lease transaction with four
Dutch Municipal owned entities. This transaction involved the purchase and leaseback of 21 gas transmission and distribution networks, located throughout The Netherlands, over base lease terms approximating 25 years. The transaction was financed with approximately
$607 million of third-party, non-recourse debt through two banks at commercial rates for a period of 25 years. PCI's initial net investment in these finance leases was approximately
$134 million and was funded primarily through its Medium-Term Note program. This transaction added $1.1 million of net income during the third quarter of 1999.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

          For information other than the updated disclosures contained below, refer to Item 7A.
Quantitative and Qualitative Disclosures About Market Risk of the Company's 1998
Form 10-K.

          As discussed in Note (6) of the Notes to Consolidated Financial Statements, Energy
Trading and Risk Management Activities, herein, PCI uses interest rate swap agreements to minimize its interest rate risk. The fair value of these agreements at September 30, 1999 was approximately $.8 million. The potential loss in fair value from these agreements resulting from a hypothetical 10% adverse movement in base interest rates is estimated at approximately $1 million at September 30, 1999.

          Additionally, as a result of the forward agreements discussed in Note (6) of the Notes to Consolidated Financial Statements, Energy Trading and Risk Management Activities, herein, the
Company and PES may be subject to credit losses and nonperformance by the counter parties to the agreements, but anticipate that the counter parties will be able to fully satisfy their obligations under the agreements. The Company and PES do not obtain collateral or other securities to support financial instruments subject to credit risk, but monitor the credit standing of the counter parties.

PART II OTHER INFORMATION
Item 1.      LEGAL PROCEEDINGS

          Refer to Note (4) of the Notes to Consolidated Financial Statements, Commitments
and Contingencies, herein. Also, refer to the discussion of Environmental Matters under
Item 1. Business and Item 3. Legal Proceedings of the Company's 1998 Form 10-K.

Item 5.    OTHER INFORMATION

OTHER FINANCING ARRANGEMENTS

          The Company and PHI satisfy their short-term financing requirements through the sale of commercial promissory notes. The Company and PHI maintain minimum 100 percent lines of credit back-up, in the amounts of $165 million and $400 million, respectively, for their outstanding commercial promissory notes. These lines of credit were unused during
1999 and 1998.

BASE RATE PROCEEDINGS

          In addition to the updated information disclosed below, refer to the discussion of
Maryland and the District of Columbia Base Rate Proceedings under Item 5. Other
Information - Base Rate Proceedings of the Company's June 30, 1999 Form 10-Q and Item 1.
Business of the Company's 1998 Form 10-K. Also refer to the discussion of the Agreement, the Amendment, and the D.C. Agreement in Note (4) of the Notes to Consolidated Financial Statements,
Commitments and Contingencies, herein.

          On September 23, 1999, the Company filed an Agreement of Stipulation and
Settlement Regarding Unbundled Rate Issues (the Phase II Settlement Agreement) with the
Maryland Commission. The Phase II Settlement Agreement is the result of negotiations conducted over a period of approximately five months among representatives of the parties to the Agreement as well as other parties. The Phase II Settlement Agreement creates reductions in rates for all customers. Although the amount of the reduction will vary somewhat by class of customer, the estimated overall net effect will be reductions for all customers equivalent to approximately 4% of base rates, or approximately $29 million in revenue per year. This decrease is being achieved through a reduction in the Demand-Side
Management (DSM) surcharge rate, effective July 1, 2000, made possible through acceleration of the recovery of DSM costs. This charge allows the Company to fully recover approximately $7 million in charges for Universal Service that have been imposed by the
Maryland legislature. There is no earnings effect from this rate reduction. Additionally, the
Amendment provides residential customers with a 3% base rate reduction or approximately
$10 million in revenue per year, which the Company may recover through future potential generation procurement savings, available after the Company's generation assets are sold.
Conversely, the Company's future earnings would be reduced if it is required to purchase power at prices in excess of those included in base rates. The Phase II Settlement Agreement also extends the term of the Company's transitional Standard Offer Service rate cap by one year. The Company will not file for a base rate increase prior to December 2003. The Phase
II Settlement Agreement contains several other provisions that will provide important protections and benefits to the Company's Maryland customers and promote a fair and orderly implementation of the restructuring process. Additionally, the Amendment and the
Phase II Settlement Agreement provide that customer choice be available for all customers on July 1, 2000.

          On March 1, 1999, the Company filed comments in response to the several additional industry restructuring issues set forth by the D.C. Commission in its December 30, 1998 order. In this March 1, 1999 filing, the Company, among other things, supported the introduction of retail competition for generation services on a phased-in basis scheduled to begin on January 1, 2001 and to be completed by January 1, 2003. Legislation introduced in the Council of the District of Columbia would, if enacted, permit customer choice beginning
January 1, 2002, on a phased-in basis. A working group consisting of members of the D.C.
Council and interested parties held a meeting on October 25, 1999. The timing and outcome of the Council's deliberations on the legislation is uncertain.

          As discussed in Note (4) of the Notes to Consolidated Financial Statements,
Commitments and Contingencies, herein, on November 8, 1999, the Company filed the
D.C. Agreement with the D.C. Commission. The D.C. Agreement provides that, contingent upon the enactment of the necessary tax and enabling legislation by the Council of the District of Columbia by March 31, 2000, the Company will implement a retail competition pilot program for D.C. residential customers no later than January 1, 2001. At least 10% of
D.C. residential customers will be eligible for the pilot program.

         Contingent upon the enactment of the legislation by March 31, 2000, the Company will implement retail competition for all D.C. commercial customers on January 1, 2001. If the legislation is enacted after March 31, 2000, the Company will implement, if consistent with the legislation, a retail competition pilot program for residential customers and full retail competition for commercial customers within nine months of the effective date of the legislation.

Federal - Interchange and Purchased Energy

          The Company participates in wholesale capacity, energy and transmission purchases and sales transactions, the savings from which are passed along to customers. Presently, all transmission service in PJM is administered by the PJM Office of the Interconnection. In addition to interchange with PJM, the Company is actively participating in the bilateral energy sales marketplace; numerous utilities and marketers have executed service agreements allowing them to arrange purchases under the Company's wholesale power sales tariff, and the Company has executed service agreements allowing it to purchase energy under other market participants' power sales tariffs. The Company's power sales tariff also allows for the sale of generating capacity on a short-term basis. Revenues from capacity and bilateral energy transactions totaled approximately $55.6 million, $79.3 million, and $85.3 million for the three, nine and twelve months ended September 30, 1999, respectively, and
$35.2 million, $54.3 million, and $57.1 million for the corresponding periods in 1998, and are included as components of interchange deliveries.

          Also see the discussion under Item 5. Other Information - Federal - Interchange and
Purchased Energy of the Company's June 30, 1999 Form 10-Q.

RESTRUCTURING OF THE BULK POWER MARKET

          In addition to the updated information discussed below, refer to the discussion of the
Restructuring of the Bulk Power Market under Item 1. Business of the Company's 1998
Form 10-K.

COMPETITION

          For a discussion of Competition refer to Item 5. Other Information - Competition of the Company's June 30, 1999 Form 10-Q. Also refer to Item 3. Legal Proceedings and Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -
Subsequent Events of the Company's 1998 Form 10-K.

PEAK LOAD, SALES, CONSERVATION, AND CONSTRUCTION AND
    GENERATING CAPACITY

Peak Load and Sales Data

          Kilowatt-hour sales increased 2.8%, 2.7%, and 1.5% for the three, nine and twelve months ended September 30, 1999, compared to sales in the corresponding periods of 1998.
The increases in sales reflect 1999 summer temperatures that were 7 percent hotter, as measured in cooling degree hours, than the corresponding period in 1998. Temperatures in the first quarter, as measured in heating degree days, were 15 percent cooler than the corresponding period in 1998. Assuming future weather conditions approximate historical averages, the Company expects its compound annual growth in retail kilowatt-hour sales to be approximately 2% over the next decade.

          On July  6, 1999, the Company established an all-time summer peak demand of 5,927 megawatts. This compares with the prior all-time summer peak of 5,807 megawatts which occurred in June 1998. The 1998-1999 winter season peak demand of 4,631 megawatts was
7.6% below the all-time winter peak demand of 5,010 megawatts which was established in
January 1994.

Conservation

          For additional information refer to Item 5. Other Information - Conservation of the
Company's June 30, 1999 Form 10-Q.

          On April 7, 1999, the Maryland Public Service Commission approved the discontinuation of the Company's High Efficiency Air Conditioner and Heat Pump Rebate
Program. Acceptance of applications for rebate payments under this program was suspended on July 15, 1999. This action will further reduce the Company's Maryland annual conservation expenditures. On April 7, 1999, the Maryland Commission approved a program whereby the Company would reimburse the Maryland Weatherization Assistance
Program for installing conservation measures in the residences of low income customers in the Company's Maryland service territory. Reimbursements, limited to $500,000 annually, began in August 1999.

          In September 1998, the Company received permission from the Maryland Commission to decrease the DSM surcharge; the reduction reflects a decline in the costs and scale of
Maryland DSM programs. The Company invested approximately $2.4 million, $4.9 million and $7.2 million in Maryland DSM programs for the three, nine and twelve months ended
September 30, 1999, respectively, and $3.1 million, $13 million and $18.9 million for corresponding periods in 1998. The Company has entered into a settlement agreement, subject to Maryland Public Service Commission approval, as part of Case No. 8796, Phase II concerning unbundled rate issues related to the transition to Maryland retail electricity competition. Under the terms of this settlement agreement, the DSM Surcharge will continue at its current level until June 30, 2000. The estimated balance of the remaining cost components of the current DSM Surcharge as of June 30, 2000, together with the Company's estimate of additional DSM expenditures to be incurred under existing programs during the
Maryland retail competition transition period, will be amortized over a period of three years
(July 2000 through June 2003). As of July 1, 2000, the lost revenues attributable to the
Company's DSM programs that are in excess of the level of such lost revenues currently reflected in the Company's base rates will be incorporated into the Company's rates for
Delivery Services if, but only if, the Company's calculated rate of return for the twelve months ended March 31, 2000, is no greater than the allowed rate of return.

          On June 1, 1999, the Company submitted an application to the District of Columbia
Public Service Commission to revise the conservation component of the Environmental Cost
Recovery Rider (ECRR) and requested that the Company's October 1998 application be withdrawn. In the June 1, 1999 application, the Company proposed maintaining the conservation component of the ECRR at its existing level until such time that all unrecovered
DSM expenditures are fully recovered. Freezing the current rates will permit the Company to recover its DSM expenditures somewhat more quickly than if the rates were adjusted annually. If the Commission approves the Company's June 1999 proposal, all residential
DSM expenditures are expected to be fully recovered by 2005 and all nonresidential expenditures by 2008. A proposal by the Company to eliminate DSM programs operated within the District of Columbia was filed with the Commission in March 1998, and a decision is pending.

          Investment in District of Columbia DSM programs totaled approximately $1 million,
$1.8 million, and $2.5 million for the three, nine and twelve months ended September 30,
1999, respectively, and $3.2 million, $4.5 million, and $5.9 million for the corresponding periods in 1998.

Construction and Generating Capacity

          In 1999, construction expenditures are projected to total $185 million ($79 million related to Generation) which includes $22 million of estimated Clean Air Act (CAA)
expenditures. The Company plans to finance its construction program primarily through funds provided by operations. The Company incurred construction expenditures, excluding
AFUDC and CCRF, of $135 million for the nine months ended September 30, 1999
($52 million related to Generation). These expenditures are projected to total $865 million
($389 million related to Generation) for the five-year period 1999 through 2003, which includes approximately $132 million of estimated CAA expenditures.

          The Company's present generating resource mix consists of 4,815 megawatts of steam generating capacity and 1,227 megawatts from 31 combustion turbine units owned by the
Company, including 166 megawatts of capacity from the Company's 9.72% undivided interest in the Conemaugh Generating Station located in western Pennsylvania.

          The Company has a purchase agreement with SMECO, through 2015, for 84 megawatts of capacity supplied by a combustion turbine installed and owned by SMECO at the Company's Chalk Point Generating Station. The Company is responsible for all costs associated with operating and maintaining the facility. The capacity payment to SMECO is approximately $5.5 million per year.

          The Company continues to purchase 450 megawatts of capacity and associated energy from FirstEnergy under a 1987 long-term capacity purchase agreement with FirstEnergy and
Allegheny Energy, Inc. (AEI). The Company also has a 25-year capacity purchase agreement with Panda for 230 megawatts of capacity from a gas-fueled combined-cycle cogenerator in Prince George's County, Maryland. In addition, the Company continues to purchase capacity and associated energy from a 50-megawatt municipally financed resource recovery facility in Montgomery County, Maryland. The capacity expense under these agreements, including an allocation of a portion of FirstEnergy's fixed operating and maintenance costs, was $49.7 million, $156 million, and $193.9 million for the three, nine and twelve months ended September 30, 1999, respectively, compared to $36.2 million,
$112 million, and $153.3 million for the corresponding periods in 1998.

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

          The principal assets of PHI are a portfolio of marketable securities and equipment leases, and to a lesser extent real estate and other investments. The $230.4 million marketable securities portfolio, which consists primarily of fixed rate utility preferred stocks, provides PCI with significant liquidity and flexibility to participate in additional investment opportunities. Nonutility subsidiary equity totaled $260.4 million at September 30, 1999;
$243.4 million at December 31, 1998; and $244.6 million at September 30, 1998, which includes $88.8 million, $65 million, and $66.1 million of retained earnings, respectively.

Pepco Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings:

	Three		Nine		Twelve
	Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,
	1999	1998	1999	1998	1999	1998
	(Millions of Dollars except Per Share Amounts)

Income
Financial Investments	$ 24.0	$ 28.4	$ 78.2	$ 91.5	$ 99.1	$109.4
Energy Services	35.2		85.4	9.4	104.0	12.2
Utility Industry Services	4.0	4.7	13.7	10.6	17.7	13.7
Telecommunications Services	(2.7)	(6.0)	(8.7)	(8.3)	(11.9)	(8.3)

	60.5	29.9	168.6	103.2	208.9	127.0

Expenses
Operating	35.5	5.8	91.2	16.4	113.2	21.6
Interest	13.6	13.7	38.2	43.0	51.4	58.9
Administrative and General	8.7	3.5	24.6	11.7	31.2	12.9
Depreciation	5.8	5.6	17.0	18.3	22.9	26.0
Income Tax Benefit	(3.4)	(2.5)	(26.2)	(2.4)	(32.5)	(9.9)

	60.2	26.1	144.8	87.0	186.2	109.5

Net Earnings from
Nonutility Subsidiary	$ 0.3	$ 3.8	$ 23.8	$ 16.2	$ 22.7	$ 17.5

Per Share Contribution (Reduction) to
Earnings of the Company
PCI	$ .02	$ .03	$ .24	$ .14	$ .23	$ .16
PES	(.02)	-	(.04)	-	(.04)	(.01)
PHI Consolidated	$ -	$ .03	$ .20	$ .14	$ .19	$ .15

STATISTICAL DATA

	Three Months Ended			Twelve Months Ended
	September 30,			September 30,
	1999	1998	% Change	1999	1998	% Change

Revenue from Sales of Electricity
(Millions of Dollars)

Residential	$220.4	$208.1	5.9	$ 589.9	$ 564.9	4.4
General Service	388.0	394.3	(1.6)	1,110.7	1,115.7	(0.4)
Large Power Service *	12.8	11.7	9.4	36.0	35.3	2.0
Street Lighting	3.2	3.1	3.2	13.4	13.3	0.8
Rapid Transit	8.9	8.6	3.5	30.3	29.7	2.0
Wholesale	38.5	39.4	(2.3)	126.8	126.1	0.6
System	$671.8	$665.2	1.0	$1,907.1	$1,885.0	1.2

Energy Sales
(Millions of KWH)

Residential	2,166	2,020	7.2	7,023	6,792	3.4
General Service	4,641	4,618	0.5	15,774	15,673	0.6
Large Power Service *	204	182	12.1	698	685	1.9
Street Lighting	37	36	2.8	166	164	1.2
Rapid Transit	125	117	6.8	433	422	2.6
Wholesale	771	757	1.8	2,742	2,697	1.7
System	7,944	7,730	2.8	26,836	26,433	1.5

Average System Revenue per KWH
(cents per KWH)	8.46	8.61	(1.7)	7.11	7.13	(0.3)

System Peak Demand **
(Thousands of KW)

Summer	-	-		5,927	5,807
Winter	-	-		4,631	4,076

Net Generation
(Millions of KWH)	7,448	6,792		22,928	21,012

Fuel Mix (% of Btu)
Coal (%)	75	74		81	84
Oil (%)	16	21		14	13
Gas (%)	9	5		5	3

Fuel Cost per MBtu
System Average	$1.76	$1.72		$1.70	$1.77

Weather Data
Heating Degree Days	22	4		3,655	3,671
20 Year Average	22			3,978
Cooling Degree Hours	8,656	7,573		10,818	10,442
20 Year Average	7,080			9,497

Heating Degree Days - The daily difference in degrees by which the mean temperature is below
  65 degrees Fahrenheit (dry bulb).

Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature
  (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).

*  Large Power Service customers are served at high voltage of 66KV or higher.
** At September 30, 1999, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Exhibit 10.1	-	Severance Agreement - filed herewith.
	Exhibit 10.2	-	Retention Agreement - filed herewith.
	Exhibit 10.3	-	Retention Agreement - filed herewith.
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re unaudited interim financial information - filed herewith.
	Exhibit 27	-	Financial data schedule - filed herewith.
(b)	Reports on Form 8-K
None.

                                                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Potomac Electric Power Company Registrant By ________________________ D. R. Wraase Executive Vice President and Chief Financial Officer

November 12, 1999
        Date

Exhibit 12   Statements Re. Computation of Ratios

    The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 1999, and for each of the preceding five years, on the basis of parent company operations only, are as follows:
	Twelve
	Months
	Ended	For the Year Ended December 31,
	September 30,
	1999	1998	1997	1996	1995	1994
	(Millions of Dollars)

Net income	$232.3	$211.2	$164.7	$220.1	$218.8	$208.1
Taxes based on income	144.9	131.0	97.5	135.0	129.4	116.6

Income before taxes	377.2	342.2	262.2	355.1	348.2	324.7

Fixed charges:
Interest charges	154.1	151.8	146.7	146.9	146.6	139.2
Interest factor in rentals	23.4	23.8	23.6	23.6	23.4	6.3

Total fixed charges	177.5	175.6	170.3	170.5	170.0	145.5

Income before income taxes and fixed charges	$554.7	$517.8	$432.5	$525.6	$518.2	$470.2

Coverage of fixed charges	3.12	2.95	2.54	3.08	3.05	3.23

Preferred dividend requirements	$7.9	$18.0	$16.5	$16.6	$16.9	$16.5

Ratio of pre-tax income to net income	1.62	1.62	1.59	1.61	1.59	1.56

Preferred dividend factor	$12.9	$29.2	$26.2	$26.7	$26.9	$25.7

Total fixed charges and preferred dividends	$190.4	$204.8	$196.5	$197.2	$196.9	$171.2

Coverage of combined fixed charges
and preferred dividends	2.91	2.53	2.20	2.66	2.63	2.75

Exhibit 12   Statements Re. Computation of Ratios

     The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 1999, and for each of the preceding five years, on a consolidated basis, are as follows.
	Twelve
	Months
	Ended	For the Year Ended December 31,
	September 30,
	1999	1998	1997	1996	1995	1994
	(Millions of Dollars)

Net income	$255.0	$226.3	$181.8	$237.0	$94.4	$227.2
Taxes based on income	112.4	122.3	65.6	80.4	43.7	94.0

Income before taxes	367.4	348.6	247.4	317.4	138.1	321.2

Fixed charges:
Interest charges	206.8	208.6	216.1	231.1	238.7	224.5
Interest factor in rentals	23.6	24.0	23.7	23.9	26.7	9.9

Total fixed charges	230.4	232.6	239.8	255.0	265.4	234.4

Nonutility subsidiary capitalized interest	(1.3)	(0.6)	(0.5)	(0.7)	(0.5)	(0.5)

Income before income taxes and fixed charges	$596.5	$580.6	$486.7	$571.7	$403.0	$555.1

Coverage of fixed charges	2.59	2.50	2.03	2.24	1.52	2.37

Preferred dividend requirements	$7.9	$18.0	$16.5	$16.6	$16.9	$16.5

Ratio of pre-tax income to net income	1.44	1.54	1.36	1.34	1.46	1.41

Preferred dividend factor	$11.5	$27.7	$22.4	$22.2	$24.7	$23.3

Total fixed charges and preferred dividends	$241.9	$260.3	$262.2	$277.2	$290.1	$257.7

Coverage of combined fixed charges
and preferred dividends	2.47	2.23	1.86	2.06	1.39	2.15

                                                                                                               Exhibit 15

November 12, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that Potomac Electric Power Company has incorporated by reference our report dated November 12, 1999, (issued pursuant to the provisions of Statement on Auditing
Standards No. 71) in the Prospectuses constituting parts of the Registration Statements on
Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and 333-57221) filed on
September 12, 1990, May 18, 1994, June 17, 1994, June 12, 1998 and June 19, 1998,
respectively, and on Forms S-3 (Numbers 33-58810, 33-61379 and 333-33495) filed on
February 26, 1993, July 28, 1995 and August 13, 1997, respectively. We are also aware of our responsibilities under the Securities Act of 1933.

Very truly yours,

PricewaterhouseCoopers LLP
Washington, D.C.