Form 10-K405
period 1999-12-31
POTOMAC ELECTRIC POWER CO
filed 2000-03-27
CIK 79732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission file number 1-1072

                        Potomac Electric Power Company
  (Exact name of registrant as specified in its charter)

     District of Columbia and Virginia                    53-0127880
   (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

       1900 Pennsylvania Avenue, N.W.
Washington, D.C. 20068
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (202) 872-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
           Title of each class                        which registered

5% Convertible Debentures due 2002 -     )      New York Stock Exchange, Inc.
  due September 1, 2002                  )
Common Stock, $1 par value     )

Continued

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

          As of March 20, 2000, Potomac Electric Power Company had 118,530,802 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $2.4 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1999 Annual Report to shareholders are incorporated by reference into Parts I, II, and IV of this Form 10-K.

          Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement, dated March 21, 2000, are incorporated by reference into Part III of this Form 10-K.

POTOMAC ELECTRIC POWER COMPANY Form 10-K - 1999 TABLE OF CONTENTS

PART I

  Item 1.  - Business
               General. . . . . . . . . . . . . . . . . . . . . . . . .
               Sales. . . . . . . . . . . . . . . . . . . . . . . . . .
               Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .
               Rates. . . . . . . . . . . . . . . . . . . . . . . . . .
  Item 2.  - Properties . . . . . . . . . . . . . . . . . . . . . . . .
  Item 3.  - Legal Proceedings . . . . . . . . . . . . . . . . . . . .
  Item 4.  - Submission of Matters to a Vote of Security Holders . . .

PART II
  Item 5.  - Market for Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . .
  Item 6.  - Selected Financial Data . . . . . . . . . . . . . . . . .
  Item 7.  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .
  Item 7A. - Quantitative and Qualitative Disclosures About Market
               Risk . . . . . . . . . . . . . . . . . . . . . . . . . .
  Item 8.  - Financial Statements and Supplementary Data . . . . . . .
  Item 9.  - Changes in and disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . .

PART III
  Item 10. - Directors and Executive Officers of the Registrant . . . .
  Item 11. - Executive Compensation . . . . . . . . . . . . . . . . . .
  Item 12. - Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . . .
  Item 13. - Certain Relationships and Related Transactions . . . . . .

PART IV
  Item 14. - Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .
    Schedule II - Valuation and Qualifying Accounts . . . . . . . . . .

    Exhibit 11 - Statements Re. Computation of Earnings Per Common
                   Share . . . . . . . . . . . . . . . . . . . . . . .
    Exhibit 12 - Statements Re. Computation of Ratios . . . . . . . . .
    Exhibit 21 - Subsidiaries of the Registrant . . . . . . . . . . . .
    Exhibit 23 - Consent of Independent Accountants . . . . . . . . . .
    Report of Independent Accountants on Consolidated Financial
      Statement Schedule . . . . . . . . . . . . . . . . . . . . . . .

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Page

5 6 8 12 13 14 14 14 15 15 15 15 15 16 18 18 18 18 26 27 28 30 31 32 33

                           PAGE LEFT BLANK

                            INTENTIONALLY

Part I

Item 1.    BUSINESS

GENERAL

     Additional information that is required in this section, other than the information disclosed below, is incorporated herein by reference from the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" section and the "Notes to Consolidated Financial Statements" of the Company's 1999 Annual Report to shareholders.

     Potomac Electric Power Company (the Company) is engaged in regulated utility operations (the Utility) and in diversified, competitive energy and telecommunications businesses through its wholly owned nonregulated subsidiary, Pepco Holdings, Inc. (PHI). PHI was created in 1999 as the parent company of its two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services).

     The Utility is currently engaged in the generation, transmission, distribution, and sale of electric energy in the Washington, D.C. metropolitan area. The Utility's retail service territory includes all of the District of Columbia (D.C.) and major portions of Montgomery and Prince George's counties in suburban Maryland. In addition, the Utility currently supplies electricity, at wholesale, under a full-requirements agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) that expires in December 2000. Thereafter, Pepco Energy Services will continue to supply full-requirements electricity to SMECO pursuant to a competitively awarded four-year contract commencing in January 2001.

     The Company's business plan is to exit the electricity generating business by divesting substantially all of its generating assets through an open auction process. The Utility's operations would then consist of transmission and distribution service. The Company will compete for market share throughout the mid-Atlantic region in the deregulated electricity, natural gas, and telecommunications markets through its nonregulated subsidiaries. During December 1999, the Maryland and District of Columbia Public Service Commissions approved the Company's plan to sell, via auction, substantially all of its plants, facilities and equipment used in the generation of electricity, its purchased capacity contracts, and its other rate-based assets that are not required for the provision of electric transmission and distribution services. Accordingly, the Company has begun the auction process and through February 2000 has conducted tours of the generating stations for several potential bidders. The Company expects to receive initial bids in March 2000 and to select the final bidders in early April 2000. The Company anticipates completing the divestiture of its generation assets by year-end 2000.

     Additionally, the Company's plan to usher in customer choice in Maryland provides that customers will have their choice of electricity suppliers beginning July 1, 2000. In D.C., legislation providing that customer choice begins on January 1, 2002 was enacted by the City Council in December 1999 and is pending approval by the Control Board. The District of Columbia

Public Service Commission has approved a customer choice plan providing that customers will have their choice of electricity suppliers beginning January 1, 2001. This customer choice plan is consistent with the pending legislation.

SALES

     The Utility's kilowatt-hour sales and revenue by class of service and by customer type for the period 1997 through 1999 are presented below.

	1999	1998	1997
Electric Energy Sales	(Millions of Kilowatt-hours)

Kilowatt-hours Sold - Total	26,970	26,298	25,708
By Class of Service -
Residential service	7,014	6,757	6,564
General service	15,890	15,591	15,307
Large power service (a)	701	686	698
Street lighting	167	164	166
Rapid transit	438	422	412
Wholesale (Primarily SMECO)	2,760	2,678	2,561
By Type of Customer -
Residential	7,001	6,745	6,552
Commercial	12,344	12,049	11,811
U.S. Government	4,026	3,968	3,934
D.C. Government	839	858	850
Wholesale (Primarily SMECO)	2,760	2,678	2,561

(a) Large power service customers are served at a voltage of 66KV or higher.

	1999	1998	1997
Electric Revenue	(Millions of Dollars)

Sales of Electricity - Total (a)	$1,916.7	$1,872.7	$1,799.8
By Class of Service -
Residential service	$ 586.3	$ 567.7	$ 525.6
General service	1,121.3	1,102.9	1,073.6
Large power service (b)	36.2	35.0	35.5
Street lighting	13.6	13.2	12.9
Rapid transit	30.6	29.7	28.9
Wholesale (Primarily SMECO)	128.7	124.2	123.3
By Type of Customer -
Residential	$ 585.3	$ 566.8	$ 524.7
Commercial	895.4	876.7	851.4
U.S. Government	256.0	253.5	249.3
D.C. Government	51.3	51.5	51.1
Wholesale (Primarily SMECO)	128.7	124.2	123.3

(a) Exclusive of Other Electric Revenue of $302.6 million in 1999, $196.2 million in 1998 and $74.2 million in 1997. (b) Large power service customers are served at a voltage of 66KV or higher.

     The Utility's sales of electric energy are seasonal, and, accordingly, rates have been designed to closely reflect the daily and seasonal variations in the cost of producing electricity, in part by raising summer rates and lowering winter rates. Mild weather during the summer billing months of June through October, when base rates are higher to encourage customer conservation and peak load shifting, has an adverse effect on revenue and net income and, conversely, hot weather during these months has a favorable effect.

     The Company includes in revenue the amounts received for sales to other utilities related to pooling and interconnection agreements. Amounts received for such interchange deliveries are a component of the Company's fuel rates.

FUEL

     For customer billing purposes, all of the Utility's kilowatt-hour sales, through December 31, 1999, are covered by separately stated fuel rates. Pursuant to a new full-requirements contract with SMECO, effective January 1, 1999, the rate for electricity includes a non-varying fuel component. Refer to Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for additional information regarding SMECO. The ages of the Company's generating units, all of which are in operation, are presented in the table below.

Generating Station	Number of Units (a)	Age (Years)	Service Type
Benning Road (b)	2	27-31	Cycling
Buzzard Point (b)	16	31	Peaking
Potomac River	2/3	42-50	Cycling/Base
Dickerson	3/3	6-40	Base/Peaking
Chalk Point	2/2/7 (c)	8-35	Base/Cycling/Peaking
Morgantown	2/6	26-29	Base/Peaking

(a) By service type. (b) These generating stations are excluded from the Company's sale of its generation assets. (c) Includes a combustion turbine unit owned by SMECO and operated by the Company.

     The Company's generating units burn only fossil fuels. The principal fuel is coal. The Company owns no nuclear generation facilities. The following table sets forth the quantities of each type of fuel used by the Company in the years 1999, 1998 and 1997 and the contribution, on the basis of Btus, of each fuel to energy generated.

	1999		1998		1997
	Quantity	% of Btu	Quantity	% of Btu	Quantity	% of Btu
Coal (000s net tons)	6,976	81.4	6,999	84.5	6,318	89.1
Residual oil (000s barrels)	4,367	12.2	3,823	11.1	1,350	4.6
Natural gas (000s dekatherms)	11,799	5.2	6,062	2.8	8,318	4.5
No. 2 fuel oil (000s barrels)	448	1.2	590	1.6	564	1.8

The following table sets forth the average cost of each type of fuel burned, for the years shown.
		1999	1998	1997
Coal:	Per ton	$38.33	$40.27	$42.82
	Per million Btu	1.46	1.55	1.65
Residual oil:	Per barrel	15.54	16.17	20.95
	Per million Btu	2.47	2.57	3.49
Natural gas:	Per dekatherm	2.83	2.63	2.87
	Per million Btu	2.83	2.63	2.87
No. 2 fuel oil:	Per barrel	20.55	21.21	26.96
	Per million Btu	3.51	3.63	4.63

     The system average cost of fuel burned per million Btu was $1.68 in 1999, compared with $1.72 in 1998 and $1.84 in 1997. The decrease of 2.3% in the 1999 system average unit fuel cost compared with the 1998 system average is attributed primarily to the decreased unit costs of coal and residual oil. The decrease of 6.5% in the 1998 system average unit fuel cost compared with the 1997 system average is attributed primarily to the decreased unit costs of coal, residual oil and gas. The increase in the percent of residual oil burned in 1999 and 1998 reflects the decline in the price of residual oil and an increase in wholesale energy sales. The Company's major cycling and certain peaking units can burn either natural gas or oil, adding flexibility in selecting the most cost-effective fuel mix.

     Eight of the Utility's 16 steam-electric generating units can burn only coal; two units can burn only residual oil; two units can burn either coal or residual oil or a combination of both; two units can burn either coal or natural gas or a combination of both; and two units can burn either residual oil or natural gas. Those units capable of burning either coal or residual oil and those units capable of burning either coal or natural gas normally burn coal as their primary fuel. The Company also has combustion turbines, some of which can burn only No. 2 fuel oil, and others which can burn either natural gas or No. 2 fuel oil. The following table provides details of the Utility's generating capability from the standpoint of plant configuration as well as actual energy generation (see Item 2. - Properties for additional information on types of fuel used in generating facilities).

	Net Generating Capability and Purchased Capacity			Net Energy Generated
	1999	1998	1997	1999	1998	1997
Steam generation
Dual fuel units, capable of burning coal, residual oil or a combination of coal and residual oil . . .	17%	17%	17%	28%	31%	31%
Dual fuel units, capable of burning coal, natural gas, or a combination of coal and natural gas . . .	10%	10%	10%	17%	16%	16%
Units capable of burning coal only . . . . . . . . .	17%	17%	18%	28%	29%	29%
Units capable of burning residual oil only . . . . .	8%	8%	8%	1%	1%	-
Units capable of burning residual oil or natural gas . . . . . . . . . . . .	18%	18%	18%	10%	8%	4%
Combustion turbines
Units capable of burning No. 2 fuel oil only . . . .	8%	8%	8%	2%	2%	2%
Units capable of burning
No. 2 fuel oil or natural
gas . . . . . . . . . . . .	11%	11%	11%	2%	2%	2%
Purchased capacity . . . . . .	11%	11%	10%	14%(a)	13%(a)	18%(a)
(a) Includes purchases under cogeneration agreements.

     As discussed in the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" section and the "Notes to Consolidated Financial Statements" of the Company's 1999 Annual Report to Shareholders, the Company is in the process of divesting substantially all of its generation assets and anticipates completing the divestiture by year-end 2000. The fuel commitments associated with the generation assets that exist at the time of the completion of the divestiture are expected to be assumed by the purchaser of the assets. The Benning Road and Buzzard Point generating stations, which are located in Washington, D.C., and primarily burn oil, will be excluded from the sale.

     The Utility's current fuel mix objective is to obtain a minimum unit cost of energy through the use of its generating facilities. The actual use of coal, oil and natural gas is influenced by the availability of the generating units, the relative cost of the fuels, energy and demand requirements of other utilities with which the Utility has interconnection arrangements, regulatory requirements (for future units), environmental constraints, weather conditions and fuel supply constraints, if any.

     The Utility has numerous coal contracts, with the latest expiring on June 30, 2002, for aggregate annual deliveries of approximately 5 million tons. Deliveries under these contracts are expected to provide approximately 75% of the estimated system coal requirements in 2000. The balance of the Utility's coal requirements will be purchased under shorter-term agreements and on a spot basis from a variety of suppliers. The Utility's current coal contracts are fixed price contracts. The Utility plans to replace the contracts when they expire with either short-term or spot agreements at comparable prices. Most of the coal currently used by the Utility is deep mined in Pennsylvania, West Virginia and Virginia. The Utility believes that it will be able to continue to obtain the quantities of coal needed to operate at its current fuel mix objective.

     The Utility purchases both domestically refined and imported residual oil. A portion of the Utility's residual oil is purchased under a two-year contract. The balance of the Utility's residual oil requirements will be purchased under shorter-term agreements and on a spot basis from a variety of suppliers. The Utility also purchases No. 2 fuel oil under three one-year contracts. Prices under the contracts are determined by reference to base contract prices, as adjusted to reflect current market prices. Prior to expiration of the contracts, the Utility expects to solicit bids for new contracts to supply its residual oil requirements.

     Certain units at the Utility's Chalk Point and Dickerson Generating Stations are capable of burning natural gas as well as oil. The Utility purchases natural gas through short term, seasonal agreements for both stations. Current gas agreements are structured to supply anticipated gas requirements through September 2000. These agreements are competitively awarded and include firm gas purchase and resale options as well as daily variable take options at established market index prices. Prior to the expiration of these agreements, the Utility expects to solicit bids for new agreements to supply gas requirements through the upcoming winter months. The actual use of natural gas for these units will be dependent upon operational requirements, the relative costs of natural gas and oil, and the availability of natural gas.

RATES

     Annual base rate increase (decreases) that became effective during the periods 1997 through 1999 are shown in the table below. No annual base rate increases or decreases became effective in 1999 and as of March 27, 2000, there were no base rate proceedings filed nor pending approval before the Company's retail regulatory commissions. The Company has a new full-requirements agreement with SMECO, effective January 1, 1999. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding SMECO.

Regulatory Jurisdiction	Rate Increase (Decrease) ($000)	% Change	Effective Date
Maryland	$19,000	2.0	December 1998
Federal-Wholesale	(2,500)	(1.8)	January 1998
Maryland	24,000	2.6	November 1997

Part I
Item 2. Properties

The Company is in the process of divesting substantially all of its generation assets. Refer to Note (13) of the "Notes to Consolidated Financial Statements" of the Company's 1999 Annual Report to shareholders.

		Megawatts of Net Capability
Generating Station	Location	Steam Generation Primary Fuel	Steam Generation	Combustion Turbine (1)	Net Megawatt Hours Generated in 1999 (thousands)
Benning Road (2)	Benning Road and Anacostia River, N.E. Washington, D.C.	No. 4 Oil	550	-	203
Buzzard Point (2)	1st and V Streets, S.W. Washington, D.C.	-	-	256	26
Potomac River	Bashford Lane and Potomac River Alexandria, Virginia	Coal	482	-	2,705
Dickerson	Potomac River, South of Little Monocacy River, Dickerson, Maryland	Coal	546	291	3,550
Chalk Point	Patuxent River at Swanson Creek Aquasco, Maryland	Coal / Residual Oil / Natural Gas	1,907	516	7,659
Morgantown	Potomac River, South of Route 301 Newburg, Maryland	Coal / Residual Oil	1,164	248	7,435
Total - Wholly Owned Units			4,649	1,311	21,578
Conemaugh	Indiana County, Pennsylvania	Coal	165	1	1,229
Total - All Stations Operated			4,814	1,312	22,807
Cogeneration			-	-	311
Purchased Capacity
First Energy (4)			450	-	2,873
Panda-Brandywine (5)			230	-	523
			680	-	3,396
Total System - excluding Short - Term Capacity Transactions			5,494	1,312
Short - Term Capacity Transactions, net			(281)	-
Total System			5,213	1,312
All of the above properties are held in fee, but in regards to Conemaugh, the Company holds a 9.72% undivided interest as a tenant in common.
(1) Combusiton turbines burn No. 2 fuel oil and certain units can also burn natural gas.
(2) These generating stations are excluded from the planned divestiture.
(3) Includes 84 megawatts supplied by a combustion turbine owned by SMECO and operated by the Company.
(4) Generating capacity under long-term agreements with FirstEnergy and Allegheny Energy, Inc.
(5) Generating capacity under long-term agreement with Panda-Brandywine L.P.

Item 3.    LEGAL PROCEEDINGS

     Additional information that is required in this section, other than the information disclosed below, is incorporated herein by reference from Note 13. to the "Notes to Consolidated Financial Statements" of the Company's 1999 Annual Report to shareholders.

     On May 22, 1998, the State of Maryland issued final regulations entitled, "Post RACT Requirements for Nitrogen Oxides (NOx) Sources," requiring a 65% reduction in NOx emissions at the Company's Maryland generating units by May 1, 1999. The regulations allow the purchase or trade of NOx emission allowances to fulfill this obligation. In settlement of judicial appeal of this regulation, the Company, on September 13, 1999, entered into a consent agreement with the State of Maryland which specifies a phased-in schedule for achieving a 65% reduction in NOx emissions (or acquiring NOx emission allowances to fulfill the obligation) by May 1, 2001. This agreement is consistent with the Company's preliminary plan for installing the best available removal technology on the Company's largest coal-fired units which is designed to yield NOx reductions of nearly 85% beginning in 2004. Implementation of the plan will require capital expenditures of $132 million from 2000 through 2004 and the purchase of emission allowances. The Company anticipates that based on the planned divestiture of its generation assets a significant portion of the required capital expenditures will be assumed by the purchaser of the assets. The cost of the emission allowances cannot be estimated at this time.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Part II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The following table presents the dividends per share of Common Stock and the high and low of the daily Common Stock transaction prices as reported in The Wall Street Journal during each period. The New York Stock Exchange is the principal market on which the Company's Common Stock is traded.

Period	Dividends Per Share		Price Range High Low
1999:
First Quarter . . . . .	$.415		$26-1/2	$23
Second Quarter . . . .	.415		31-3/4	23-1/8
Third Quarter . . . . .	.415		31-5/16	25-1/16
Fourth Quarter . . . .	.415	$1.66	28-1/16	21-1/4
1998:
First Quarter . . . . .	$.415		$25-11/16	$23-7/16
Second Quarter . . . .	.415		25-7/16	23-1/16
Third Quarter . . . . .	.415		26-5/8	23-1/8
Fourth Quarter . . . .	.415	$1.66	27-13/16	24-7/8

     The number of holders of Common Stock was 65,257 at March 20, 2000, and 66,546 at December 31, 1999.

     There were 118,530,802 shares of the Company's $1 par value Common Stock outstanding at March 20, 2000, and December 31, 1999. A total of 200 million shares is authorized.

     In January 2000, a dividend of 41-1/2 cents per share was declared payable March 31, 2000, to holders of record of the Company's common stock on March 10, 2000. The Company's current annual dividend rate on common stock is $1.66 per share. The dividend rate is determined by the Company's Board of Directors and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flow levels, including the impact of the divestiture of the generation assets and the impact of customer choice.

Item 6.    SELECTED FINANCIAL DATA

     The information required in this section is incorporated herein by reference from the "Selected Consolidated Financial Data" section of the Company's 1999 Annual Report to shareholders.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     The information required by this section is incorporated herein by reference from the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" section of the Company's 1999 Annual Report to shareholders.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this section is incorporated herein by reference from the "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" section of the Company's 1999 Annual Report to shareholders.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 21, 2000, and supplementary data from the Company's 1999 Annual Report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1., 3., 6., 7., 7A and 8., the 1999 Annual Report to shareholders is not deemed filed as part of this Form 10-K.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10. consisting of information required by Item 401 of Regulation S-K with regard to Directors of the registrant and the information required by Item 405 of Regulation S-K is incorporated herein by reference to the Company's Notice of Annual Meeting of shareholders and Proxy Statement dated March 21, 2000.

     Information with regard to the executive officers of the registrant as of March 20, 2000, is as follows:

Executive Officers

Name	Position	Age	Served in such position since
John M. Derrick, Jr.	Chairman of the Board, President and Chief Executive Officer	60	1999 (1)
Dennis R. Wraase	Executive Vice President and Chief Financial Officer and Director	56	1999 (2)
William T. Torgerson	Senior Vice President - External Affairs and General Counsel	55	1994 (3)
Robert C. Grantley	Group Vice President - Customer Service and Power Distribution	51	1989
William J. Sim	Group Vice President - Generation	55	1991
Andrew W. Williams	Group Vice President - Transmission and Marketing	50	1989
Earl K. Chism	Vice President and Comptroller	64	1994 (4)
Kenneth P. Cohn	Vice President and Chief Information Officer	52	1999 (5)
Kirk J. Emge	Vice President - Legal Services	50	1994 (6)
Susann D. Felton	Vice President - Generation Fuels and Business Planning	51	1992
William R. Gee, Jr.	Vice President - Resource Planning	59	1991
Anthony J. Kamerick	Vice President and Treasurer	52	1994 (7)
Beverly L. Perry	Vice President - Government and Corporate Affairs	52	1999 (8)
James S. Potts	Vice President - Environment	54	1993
Mary M. Sharpe-Hayes	Vice President - Strategic Planning	46	1998 (9)

None of the above persons has a "family relationship" with any other officer listed or with any director.

     The term of office for each of the above persons is from April 28, 1999, until the next succeeding Annual Meeting and until their successors have been elected and qualified.

(1)	Mr. Derrick was elected to the position of Chairman of the Board on April 28, 1999, Chief Executive Officer on October 23, 1997, and President on December 21, 1992.
(2)

Mr. Wraase was elected to his present position on April 28, 1999. Prior to that time, from April 24, 1996, he served as Senior Vice President and Chief Financial Officer. From April 22, 1992 until April 24, 1996, he served as Senior Vice President, Finance and Accounting.

(3)

Mr. Torgerson was elected Senior Vice President and General Counsel on April 27, 1994. He served as Secretary from August 22, 1994 to April 24, 1996. Prior to 1994 he held the position of Vice President and General Counsel .

(4)	Mr. Chism was elected to his present position on April 27, 1994. Prior to that time he held the position of Vice President and Treasurer since July 1989.
(5)

Mr. Cohn was elected to his present position on April 28, 1999. Prior to that time he held the position of General Manager, Computer Services from March 1, 1997 to 1999 and Manager - Computer Services from May 1, 1987 to March 1, 1997.

(6)	Mr. Emge was elected to his present position on April 27, 1994. Prior to that time he held the position of Deputy General Counsel.
(7)	Mr. Kamerick was elected to his present position on April 27, 1994. Prior to that time he held the position of Comptroller from 1992 to 1994.
(8)

Ms. Perry was elected to her present position on April 28, 1999. Prior to that time she held the position of General Manager - Government Relations from March 1, 1997 to 1999, Manager - Government Relations from May 1, 1994 to 1997, and Manager, Government Affairs - D.C. and Federal from November 19, 1990 to 1994.

(9)	Ms. Sharpe-Hayes was elected to her position on June 29, 1998.

Item 11.   EXECUTIVE COMPENSATION

     The information required by Item 11. is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 21, 2000.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12. is incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated March 21, 2000.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Part IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents List

1.   Financial Statements

     The following documents are filed as part of this report as incorporated herein by reference from the indicated pages of the Company's 1999 Annual Report.

	Reference (Page)
	1999 Annual Report to shareholders	Form 10-K Annual Report Exhibit 13
Consolidated Balance Sheets - December 31, 1999 and 1998	24-25	33-34
Consolidated Statements of Earnings - for the years ended December 31, 1999, 1998 and 1997	26	32
Consolidated Statements of Shareholders' Equity and Comprehensive Income - for the years ended December 31, 1999, 1998 and 1997	27	35
Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997	28	36

	Reference (Page)
	1999 Annual Report to shareholders	Form 10-K Annual Report Exhibit 13
Notes to Consolidated Financial Statements	29	37
Report of Independent Accountants	48	31

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

All other schedules are omitted because they are not applicable, or the required information is presented in the financial statements.

3.   Exhibits required by Securities and Exchange Commission Regulation S-K
     (summarized below).

Exhibit No.	Description of Exhibit	Reference*
3.1	Charter of the Company. . . . . . . .	Filed herewith.
3.2	By-Laws of the Company. . . . . . . .	Exh. 3.2 to Form 10-K, 3/26/99.
4

Mortgage and Deed of Trust dated
July 1, 1936, of the Company to
The Bank of New York as Successor
Trustee, securing First Mortgage
Bonds of the Company, and
Supplemental Indenture dated
July 1, 1936. . . . . . . . . . . . .

Exh. B-4 to First Amendment, 6/19/36, to Registration Statement No. 2-2232.
	Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 1, 1939 and December 10, 1939. . . . . . . . . . . . . . . . .	Exhs. A & B to Form 8-K, 1/3/40.
	August 1, 1940. . . . . . . . . . . .	Exh. A to Form 8-K, 9/25/40.
Exhibit No.	Description of Exhibit	Reference*
4 (cont.)	July 15, 1942 and August 10, 1942. . . . . . . . . . . . . . . . .	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post- Effective Amendment, 8/31/42, to Registration Statement No. 2-5032.
	August 1, 1942. . . . . . . . . . . .	Exh. B-4 to Form 8-A, 10/8/42.
	October 15, 1942. . . . . . . . . . .	Exh. A to Form 8-K, 12/7/42.
	October 15, 1947. . . . . . . . . . .	Exh. A to Form 8-K, 12/8/47.
	January 1, 1948 . . . . . . . . . . .	Exh. 7-B to Post-Effective Amendment No. 2, 1/28/48, to Registration Statement No. 2-7349.
	December 31, 1948 . . . . . . . . . .	Exh. A-2 to Form 10-K, 4/13/49.
	May 1, 1949 . . . . . . . . . . . . .	Exh. 7-B to Post-Effective Amendment No. 1, 5/10/49, to Registration Statement No. 2-7948.
	December 31, 1949 . . . . . . . . . .	Exh. (a)-1 to Form 8-K, 2/8/50.
	May 1, 1950 . . . . . . . . . . . . .	Exh. 7-B to Amendment No. 2, 5/8/50, to Registration Statement No. 2-8430.
	February 15, 1951 . . . . . . . . . .	Exh. (a) to Form 8-K, 3/9/51.
	March 1, 1952 . . . . . . . . . . . .	Exh. 4-C to Post-Effective Amendment No. 1, 3/12/52, to Registration Statement No. 2-9435.
	February 16, 1953 . . . . . . . . . .	Exh. (a)-1 to Form 8-K, 3/5/53.
	May 15, 1953. . . . . . . . . . . . .	Exh. 4-C to Post-Effective Amendment No. 1, 5/26/53, to Registration Statement No. 2-10246.
	March 15, 1954 and March 15, 1955. . . . . . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-11627, 5/2/55.
	May 16, 1955. . . . . . . . . . . . .	Exh. A to Form 8-K, 7/6/55.
	March 15, 1956. . . . . . . . . . . .	Exh. C to Form 10-K, 4/4/56.
	June 1, 1956. . . . . . . . . . . . .	Exh. A to Form 8-K, 7/2/56.
	April 1, 1957 . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-13884, 2/5/58.
	May 1, 1958 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-14518, 11/10/58.
	December 1, 1958. . . . . . . . . . .	Exh. A to Form 8-K, 1/2/59.
	May 1, 1959 . . . . . . . . . . . . .	Exh. 4-B to Amendment No. 1, 5/13/59, to Registration Statement No. 2-15027.
Exhibit No.	Description of Exhibit	Reference*
4 (cont.)	November 16, 1959 . . . . . . . . . .	Exh. A to Form 8-K, 1/4/60.
	May 2, 1960 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-17286, 11/9/60.
	December 1, 1960 and April 3, 1961. . . . . . . . . . . . . . . . .	Exh. A-1 to Form 10-K, 4/24/61.
	May 1, 1962 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-21037, 1/25/63.
	February 15, 1963 . . . . . . . . . .	Exh. A to Form 8-K, 3/4/63.
	May 1, 1963 . . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-21961, 12/19/63.
	April 23, 1964. . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-22344, 4/24/64.
	May 15, 1964. . . . . . . . . . . . .	Exh. A to Form 8-K, 6/2/64.
	May 3, 1965 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-24655, 3/16/66.
	April 1, 1966 . . . . . . . . . . . .	Exh. A to Form 10-K, 4/21/66.
	June 1, 1966. . . . . . . . . . . . .	Exh. 1 to Form 10-K, 4/11/67.
	April 28, 1967. . . . . . . . . . . .	Exh. 2-B to Post-Effective Amendment No. 1 to Registration Statement No. 2-26356, 5/3/67.
	May 1, 1967 . . . . . . . . . . . . .	Exh. A to Form 8-K, 6/1/67.
	July 3, 1967. . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-28080, 1/25/68.
	February 15, 1968 . . . . . . . . . .	Exh. II-I to Form 8-K, 3/7/68.
	May 1, 1968 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-31896, 2/28/69.
	March 15, 1969. . . . . . . . . . . .	Exh. A-2 to Form 8-K, 4/8/69.
	June 16, 1969 . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-36094, 1/27/70.
	February 15, 1970 . . . . . . . . . .	Exh. A-2 to Form 8-K, 3/9/70.
	May 15, 1970. . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-38038, 7/27/70.
	August 15, 1970 . . . . . . . . . . .	Exh. 2-D to Registration Statement No. 2-38038, 7/27/70.

Exhibit No.	Description of Exhibit	Reference*
4 (cont.)	September 1, 1971 . . . . . . . . . .	Exh. 2-C to Registration Statement No. 2-45591, 9/1/72.
	September 15, 1972. . . . . . . . . .	Exh. 2-E to Registration Statement No. 2-45591, 9/1/72.
	April 1, 1973 . . . . . . . . . . . .	Exh. A to Form 8-K, 5/9/73.
	January 2, 1974 . . . . . . . . . . .	Exh. 2-D to Registration Statement No. 2-49803, 12/5/73.
	August 15, 1974 . . . . . . . . . . .	Exhs. 2-G and 2-H to Amendment No. 1 to Registration Statement No. 2-51698, 8/14/74.
	June 15, 1977 . . . . . . . . . . . .	Exh. 4-A to Form 10-K, 3/19/81.
	July 1, 1979. . . . . . . . . . . . .	Exh. 4-B to Form 10-K, 3/19/81.
	June 16, 1981 . . . . . . . . . . . .	Exh. 4-A to Form 10-K, 3/19/82.
	June 17, 1981 . . . . . . . . . . . .	Exh. 2 to Amendment No. 1, 6/18/81, to Form 8-A.
	December 1, 1981. . . . . . . . . . .	Exh. 4-C to Form 10-K, 3/19/82.
	August 1, 1982. . . . . . . . . . . .	Exh. 4-C to Amendment No. 1 to Registration Statement No. 2-78731, 8/17/82.
	October 1, 1982 . . . . . . . . . . .	Exh. 4 to Form 8-K, 11/8/82.
	April 15, 1983. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/23/84.
	November 1, 1985. . . . . . . . . . .	Exh. 2-B to Form 8-A, 11/1/85.
	March 1, 1986 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/28/86.
	November 1, 1986. . . . . . . . . . .	Exh. 2-B to Form 8-A, 11/5/86.
	March 1, 1987 . . . . . . . . . . . .	Exh. 2-B to Form 8-A, 3/2/87.
	September 16, 1987. . . . . . . . . .	Exh. 4-B to Registration Statement No. 33-18229, 10/30/87.
	May 1, 1989 . . . . . . . . . . . . .	Exh. 4-C to Registration Statement No. 33-29382, 6/16/89.
	August 1, 1989. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/23/90.
	April 5, 1990 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/29/91.
	May 21, 1991. . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/27/92.
	May 7, 1992 . . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.

Exhibit No.	Description of Exhibit	Reference*
4 (cont.)	September 1, 1992 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	November 1, 1992. . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	March 1, 1993 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	March 2, 1993 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	July 1, 1993. . . . . . . . . . . . .	Exh. 4.4 to Registration Statement No. 33-49973, 8/11/93.
	August 20, 1993 . . . . . . . . . . .	Exh. 4.4 to Registration Statement No. 33-50377, 9/23/93.
	September 29, 1993. . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	September 30, 1993. . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	October 1, 1993 . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	February 10, 1994 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	February 11, 1994 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	March 10, 1995. . . . . . . . . . . .	Exh. 4.3 to Registration Statement No. 61379, 7/28/95.
	September 6, 1995 . . . . . . . . . .	Exh. 4 to Form 10-K, 4/1/96.
	September 7, 1995 . . . . . . . . . .	Exh. 4 to Form 10-K, 4/1/96.
	October 2, 1997 . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/98.
	March 17, 1999. . . . . . . . . . . .	Filed herewith.
4-A	Indenture, dated as of July 28, 1989, between the Company and The Bank of New York, Trustee, with respect to the Company's Medium-Term Note Program . . . . . . . . . . . . . . .	Exh. 4 to Form 8-K, 6/21/90.
4-B	Indenture, dated as of August 15, 1992, between the Company and The Bank of New York, Trustee, for the Company's $115,000,000 issue of 5% Convertible Debentures due 2002. .	Exh. 4-C to Form 10-K, 3/26/93.

Exhibit No.	Description of Exhibit	Reference*
10	Agreement, effective December 8, 1998, between the Company and the International Brotherhood of Electrical Workers (Local Union No. 1900). . . . . . . .	Exh. 10 to Form 10-K, 3/26/99.
10.1	Employment Agreement**. . . . . . . .	Filed herewith.
10.2	Employment Agreement**. . . . . . . .	Filed herewith.
10.3	Employment Agreement**. . . . . . . .	Filed herewith.
10.4	Severance Agreement**. . . . . . . .	Filed herewith.
10.5	Severance Agreement** . . . . . . . .	Filed herewith.
10.6	Severance Agreement** . . . . . . . .	Filed herewith.
10.7	Severance Agreement** . . . . . . . .	Filed herewith.
10.8	Severance Agreement** . . . . . . . .	Filed herewith.
10.9	Severance Agreement** . . . . . . . .	Filed herewith.
10.10	Severance Agreement** . . . . . . . .	Filed herewith.
10.11	Severance Agreement** . . . . . . . .	Filed herewith.
10.12	Severance Agreement** . . . . . . . .	Filed herewith.
10.13	Severance Agreement** . . . . . . . .	Filed herewith.
10.14	Severance Agreement** . . . . . . . .	Filed herewith.
10.15	Severance Agreement** . . . . . . . .	Filed herewith.
10.16	1999 General Memorandum of Understanding, dated December 8, 1998 between the Company and the International Brotherhood of Electrical Workers (Local Union No. 1900) . . . . . . . . . . . . . .	Exh. 10.2 to Form 10-K, 3/26/99.

Exhibit No.	Description of Exhibit	Reference*
11	Statements Re. Computation of Earnings Per Common Share . . . . .	Filed herewith.
12	Statements Re. Computation of Ratios. . . . . . . . . . . . . . .	Filed herewith.
13	Financial Information Section of Annual Report . . . . . . . . . . .	Filed herewith.
21	Subsidiaries of the Registrant. . . .	Filed herewith.
23	Consent of Independent Accountants. .	Filed herewith.
27	Financial Data Schedule . . . . . . .	Filed herewith.

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

**These exhibits are submitted pursuant to Item 14(c).

(b)  Reports on Form 8-K

     None.

Schedule II	Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(Millions of Dollars)

Year Ended December 31, 1999
Allowance for uncollectible accounts - customer and other accounts receivable	$7.7	$8.0	$1.0	($8.7)	$8.0

Year Ended December 31, 1998
Allowance for uncollectible accounts - customer and other accounts receivable	$8.4	$8.0	-	($8.7)	$7.7

Year Ended December 31, 1997
Allowance for uncollectible accounts - Customer and other accounts receivable	$7.6	$9.8	$1.0	($10.0)	$8.4

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

(c)  Exhibit 11   Statements Re. Computation of Earnings Per Common Share

     The information required by Exhibit 11 is incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" of the Company's Annual Report to shareholders.

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1999 through 1995, on the basis of Utility operations only, are as follows:

	For the Year Ended December 31,
	1999	1998	1997	1996	1995
	(Dollar Amounts in Millions)

Net income	$228.0	$211.2	$164.7	$220.1	$218.8
Taxes based on income	142.6	131.0	97.5	135.0	129.4

Income before taxes	370.6	342.2	262.2	355.1	348.2

Fixed charges:
Interest charges	156.1	151.8	146.7	146.9	146.6
Interest factor in rentals	23.4	23.8	23.6	23.6	23.4

Total fixed charges	179.5	175.6	170.3	170.5	170.0

Income before income taxes and fixed charges	$550.1	$517.8	$432.5	$525.6	$518.2

Coverage of fixed charges	3.06	2.95	2.54	3.08	3.05

Preferred dividend requirements	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.63	1.62	1.59	1.61	1.59

Preferred dividend factor	$14.5	$29.2	$26.2	$26.7	$26.9

Total fixed charges and preferred dividends	$194.0	$204.8	$196.5	$197.2	$196.9

Coverage of combined fixed charges and preferred dividends	2.84	2.53	2.20	2.66	2.63

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 1999 through 1995, on a consolidated basis, are as follows:

	For the Year Ended December 31,
	1999	1998	1997	1996	1995
	(Dollar Amounts in Millions)

Net income	$247.1	$226.3	$181.8	$237.0	$94.4
Taxes based on income	114.5	122.3	65.6	80.4	43.7

Income before taxes	361.6	348.6	247.4	317.4	138.1

Fixed charges:
Interest charges	208.7	208.6	216.1	231.1	238.7
Interest factor in rentals	23.8	24.0	23.7	23.9	26.7

Total fixed charges	232.5	232.6	239.8	255.0	265.4

Nonregulated subsidiary capitalized interest	(1.8)	(0.6)	(0.5)	(0.7)	(0.5)

Income before income taxes and fixed charges	$592.3	$580.6	$486.7	$571.7	$403.0

Coverage of fixed charges	2.55	2.50	2.03	2.24	1.52

Preferred dividend requirements	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.46	1.54	1.36	1.34	1.46

Preferred dividend factor	$12.9	$27.7	$22.4	$22.2	$24.7

Total fixed charges and preferred dividends	$245.4	$260.3	$262.2	$277.2	$290.1

Coverage of combined fixed charges and preferred dividends	2.41	2.23	1.86	2.06	1.39

Exhibit 21    Subsidiaries of the Registrant

     Over the past few years, with the passage of the Telecommunications Act of 1996, and the deregulation of the natural gas and electric industries also underway, the focus of the Company's nonregulated subsidiaries has been expanded to include new competitive telecommunications and energy businesses. To facilitate this expansion, in May 1999, the Company reorganized its nonregulated subsidiaries into two major operating groups to compete for market share in deregulated markets. As part of the reorganization, a new unregulated company, PHI, was created as the parent company of its two wholly owned subsidiaries, PCI and Pepco Energy Services.

     Potomac Electric Power Company Trust I (the Trust), a wholly owned business trust and subsidiary of the Company, was established in April 1998 for the purposes of issuing Trust Securities representing undivided beneficial interests in the assets of the Trust, and investing the gross proceeds from the sale of the Trust Securities in Junior Subordinated Debentures of the Company.

Exhibit 23    Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) and to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379, 333-33495 and 333-66127) of Potomac Electric Power Company of our report dated January 21, 2000 appearing in the Annual Report to shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Consolidated Financial Statement Schedule, which appears under Item 14(a) of this Form 10-K.

PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Washington, D.C.
March 27, 2000

Report of Independent Accountants on Consolidated Financial Statement Schedule

January 21, 2000

To the Board of Directors of
Potomac Electric Power Company

Our audits of the consolidated financial statements referred to in our report dated January 21, 2000 appearing in the 1999 Annual Report to shareholders of Potomac Electric Power Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Washington, D.C.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 24th day of March, 2000.

POTOMAC ELECTRIC POWER COMPANY (Registrant)
By JOHN M. DERRICK, JR. (John M. Derrick, Jr., Chairman of the Board, President and Chief Executive Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date
(i)	Principal Executive Officer JOHN M. DERRICK, JR. (John M. Derrick, Jr.)	Chairman of the Board, President and Chief Executive Officer
(ii),(iii)	Principal Financial Officer, Principal Accounting Officer D. R. WRAASE (Dennis R. Wraase)	Executive Vice President and Chief Financial Officer and Director
(iv)	Directors: ROGER R. BLUNT (Roger R. Blunt, Sr.)	Director
	E. B. CRONIN (Edmund B. Cronin, Jr.)	Director
	T. C. GOLDEN (Terence C. Golden)	Director
March 24, 2000
	Signature	Title	Date
(iv)	Directors (cont.): DAVID O. MAXWELL (David O. Maxwell)	Director
	JUDITH A. McHALE (Judith A. McHale)	Director
	FLORETTA D. McKENZIE (Floretta D. McKenzie)	Director
	E. F. MITCHELL (Edward F. Mitchell)	Director
	PETER F. O'MALLEY (Peter F. O'Malley)	Director
	LOUIS A. SIMPSON (Louis A. Simpson)	Director
	A. T. YOUNG (A. Thomas Young)	Director
March 24, 2000