Form 10-Q
period 2000-03-31
POTOMAC ELECTRIC POWER CO
filed 2000-05-11
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended				March 31, 2000
Commission File Number				1-1072
Potomac Electric Power Company (Exact name of registrant as specified in its charter)
District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)				53-0127880 (I.R.S. Employer Identification No.)
1900 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive office)				20068 (Zip Code)
202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class		Outstanding at March 31, 2000
Common Stock, $1 par value		118,530,802

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME
(Unaudited)
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2000	1999	2000	1999
	(Millions of Dollars, except per share data)

Operating Revenue
Utility	$ 441.1	$ 453.0	$ 2,207.3	$ 2,140.5
Nonregulated	88.1	59.0	285.9	175.0
Total Operating Revenue	529.2	512.0	2,493.2	2,315.5

Operating Expenses
Fuel and purchased energy	248.7	215.0	1,059.6	871.5
Other operation and maintenance	95.3	92.9	403.0	382.4
Depreciation and amortization	67.3	67.2	272.9	265.2
Other taxes	45.7	44.1	202.8	202.6
Interest	51.7	48.4	198.5	195.4
Total Operating Expenses	508.7	467.6	2,136.8	1,917.1

Loss from Equity Investments, principally Telecommunication Entities	(3.9)	(3.1)	(10.4)	(11.4)

Pre-tax Income	16.6	41.3	346.0	387.0

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	9.3	8.0

Income Tax Expense	4.6	13.0	105.9	134.2

Net Income	9.7	26.0	230.8	244.8

Dividends on Preferred Stock	1.4	2.0	7.3	9.3

Redemption Premium/Expenses on Preferred Stock	-	-	1.0	6.6

Earnings Available for Common Stock	8.3	24.0	222.5	228.9

Retained Income at Beginning of Period	779.3	747.3	721.9	690.2
Dividends on Common Stock	(49.2)	(49.2)	(196.7)	(196.7)
Nonregulated Subsidiary Marketable Securities, Net Unrealized Loss, Net of Tax	(4.7)	(0.2)	(14.0)	(0.5)
Retained Income at End of Period	$ 733.7	$ 721.9	$ 733.7	$ 721.9

Basic Average Common Shares Outstanding	118.5	118.5	118.5	118.5
Basic Earnings Per Share of Common Stock	$0.07	$0.20	$1.88	$1.93
Diluted Average Common Shares Outstanding	118.5	118.5	122.0	124.2
Diluted Earnings Per Share of Common Stock	$0.07	$0.20	$1.85	$1.89
Cash Dividends Per Share of Common Stock	$0.415	$0.415	$1.66	$1.66
Effective Federal Income Tax Rate			27.8%	32.2%

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at March 31, 2000 and 1999)

	March 31,	December 31,	March 31,
	2000	1999	1999
ASSETS	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 29.0	$ 98.7	$ 91.1
Marketable securities	199.0	203.2	232.2
Accounts receivable, less allowance for uncollectible accounts of $8.2, $8.0, and $7.3	347.7	295.0	273.0
Fuel, materials and supplies - at average cost	181.3	192.0	122.2
Prepaid expenses	35.5	35.9	20.5
Total Current Assets	792.5	824.8	739.0

INVESTMENTS AND OTHER ASSETS
Investment in finance leases	659.6	664.3	395.6
Operating lease equipment - net of accumulated depreciation of $118.9, $113.9, and $125.9	72.8	77.9	116.8
Regulatory assets	404.9	411.7	447.9
Other	398.3	407.5	343.9
Total Investments and Other Assets	1,535.6	1,561.4	1,304.2

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,831.6	6,784.3	6,690.2
Accumulated depreciation	(2,294.2)	(2,259.9)	(2,173.2)
Net Property, Plant and Equipment	4,537.4	4,524.4	4,517.0

TOTAL ASSETS	$ 6,865.5	$ 6,910.6	$ 6,560.2

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt	$ 382.7	$ 347.0	$ 290.6
Accounts payable and accrued payroll	215.9	239.0	125.1
Capital lease obligations due within one year	20.8	20.8	20.8
Interest and taxes accrued	62.3	85.1	86.6
Other	136.8	91.6	121.4
Total Current Liabilities	818.5	783.5	644.5

DEFERRED CREDITS
Income taxes	1,050.8	1,052.8	1,009.2
Investment tax credits	49.1	50.0	52.7
Other	21.8	22.0	24.2
Total Deferred Credits	1,121.7	1,124.8	1,086.1

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,840.1	2,867.0	2,702.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0	125.0

PREFERRED STOCK
Serial preferred stock	44.5	50.0	100.0
Redeemable serial preferred stock	50.0	50.0	50.0
Total Preferred Stock	94.5	100.0	150.0

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, issued 118,530,802, 118,530,802, and 118,527,287 shares, respectively	118.5	118.5	118.5
Premium on stock and other capital contributions	1,026.3	1,025.4	1,025.3
Capital stock expense	(12.8)	(12.9)	(13.7)
Accumulated other comprehensive (loss) income	(6.4)	(1.8)	7.6
Retained income	740.1	781.1	714.3
Total Shareholders' Equity	1,865.7	1,910.3	1,852.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 6,865.5	$ 6,910.6	$ 6,560.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2000	1999	2000	1999
	(Millions of Dollars)

OPERATING ACTIVITIES

Net income	$ 9.7	$ 26.0	$ 230.8	$ 244.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	67.3	67.2	272.9	265.2
Changes in:
Accounts receivable and unbilled revenue	(30.2)	7.9	(84.3)	(18.3)
Fuel, materials and supplies	10.7	(0.2)	(59.1)	3.4
Regulatory assets	(5.9)	(4.2)	(8.3)	(21.3)
Contract termination fee	(0.4)	(23.4)	(1.5)	(23.4)
Accounts payable	(23.1)	2.1	65.6	(16.0)
Net other operating activities	(7.1)	7.9	7.6	32.0
Net Cash From Operating Activities	21.0	83.3	423.7	466.4

INVESTING ACTIVITIES

Net investment in property, plant and equipment	(53.7)	(39.7)	(214.3)	(209.1)
Proceeds from:
Purchase of marketable securities, net of sales or redemption	(3.1)	(1.6)	10.1	34.2
Sale of leased equipment, net of additions	40.7	-	60.1	94.9
Purchases of other investments, net of sales or distribution	(28.3)	(5.8)	(288.0)	13.5
Gain from liquidation of partnership, net of proceeds	-	(1.1)	-	(1.1)
Net Cash Used by Investing Activities	(44.4)	(48.2)	(432.1)	(67.6)

FINANCING ACTIVITIES

Dividends on preferred and common stock	(50.6)	(51.2)	(204.0)	(206.0)
Redemption of preferred stock	(5.5)	-	(56.5)	(123.6)
Issuance of mandatorily redeemable preferred securities	-	-	-	125.0
Reacquisition of long-term debt, net of issuances	(106.9)	204.4	(99.4)	219.0
Issuance of short-term debt, net of repayments	115.7	(181.7)	305.2	(328.2)
Other financing activities	1.0	(1.5)	1.0	(4.5)
Net Cash Used by Financing Activities	(46.3)	(30.0)	(53.7)	(318.3)

Net (Decrease) Increase In Cash and Cash Equivalents	(69.7)	5.1	(62.1)	80.5
Cash and Cash Equivalents at Beginning of Year	98.7	86.0	91.1	10.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 29.0	$ 91.1	$ 29.0	$ 91.1

Cash paid for interest (net of capitalized interest of $.8, $.2, $2.4 and $.6) and income taxes:
Interest	$ 45.5	$ 63.1	$ 176.4	$ 194.5
Income taxes paid (received)	$ 0.2	$ (7.2)	$ 36.9	$ 61.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For additional information, other than the information discussed in the Notes to
Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 1999 Form 10-K.

(1)     Organization and Segment Information

Organization

          Potomac Electric Power Company (Pepco, or the Company) is engaged in regulated utility operations (the Utility) and in diversified, competitive energy and telecommunications businesses through its wholly owned nonregulated subsidiary, Pepco
Holdings, Inc. (PHI). PHI was created in 1999 as the parent company of its two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy
Services, Inc. (Pepco Energy Services). Additionally, Potomac Electric Power Company
Trust I (the Trust), a Delaware statutory business trust, is a wholly owned subsidiary of the Company.

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
Thereafter, Pepco Energy Services will continue to supply full-requirements electricity to
SMECO pursuant to a competitively awarded four-year contract commencing in January
2001. The Utility also delivers economy energy to the Pennsylvania-New Jersey-
Maryland Interconnection LLC (PJM) of which it is a member.

          The Company's business plan is to exit the electricity generating business by divesting substantially all of its generating assets through an open auction process. The
Utility's operations would then consist of its regulated transmission and distribution services. The Company will compete for market share throughout the mid-Atlantic region in the deregulated electricity, natural gas, and telecommunications markets through its nonregulated subsidiaries. During December 1999, the Maryland and District
of Columbia Public Service Commissions (Maryland Commission and D.C. Commission,
respectively) approved the Company's plan to sell, via auction, substantially all of its plants, facilities and equipment used in the generation of electricity, its purchased capacity contracts, and its other rate-based assets that are not required for the provision of electric transmission and distribution services. The auction process is well underway and a short list of bidders has been selected. Selection of the winning bidder(s) is expected by mid-2000 with the divestiture expected to be completed by year-end 2000. After all customer sharing, if any, as provided in the Maryland and D.C. Commissions' divestiture orders, and payment of any income tax obligations, the Company will use the balance of funds remaining to further its business strategies and/or to reduce its capital structure.
The amounts applied by the Company to each of these purposes will depend on an economic evaluation of the reinvestment opportunities available. For additional information about the divestiture, refer to Note (3) Commitments and Contingencies of the Notes to Consolidated Financial Statements.

          Maryland customers will have their choice of electricity suppliers beginning July 1,
2000. In D.C., legislation providing similar customer choice beginning on January 1,
2002, was enacted by the City Council in December 1999 and is pending approval by the
D.C. Control Board. The D.C. Commission has approved a customer choice plan providing that customers will have their choice of electricity suppliers beginning January
1, 2001. This customer choice plan is consistent with the pending legislation.

Segment Information

          The Company has identified the Utility's operations including the Trust (Utility
Segment) and PHI's operations (Nonregulated Segment) as its two reportable segments.
The following tables present condensed financial information for the three and twelve months ended March 31, 2000 and 1999, respectively.

	Nonregulated Segment
			Pepco
			Energy	Total	Total
	Utility	PCI	Services	PHI	Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
March 31, 2000
Operating Revenue	$441.1	$44.4	$43.7	$88.1	$529.2
Operating Expenses	433.6	27.5	47.6	75.1	508.7
(Loss) Income from Equity Investments, principally Telecommunication Entities		(4.1)	.2	(3.9)	(3.9)
Pre-Tax Income (Loss)	7.5	12.8	(3.7)	9.1	16.6
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	1.9	4.0	(1.3)	2.7	4.6
Net Income (Loss)	$ 3.3	$ 8.8	$(2.4)	$ 6.4	$ 9.7

March 31, 1999
Operating Revenue	$453.0	$36.7	$22.3	$59.0	$512.0
Operating Expenses	415.3	28.0	24.3	52.3	467.6
Loss from Equity Investments, principally Telecommunication Entities	-	(3.1)	-	(3.1)	(3.1)
Pre-Tax Income (Loss)	37.7	5.6	(2.0)	3.6	41.3
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	13.9	(.2)	(.7)	(.9)	13.0
Net Income (Loss)	$ 21.5	$ 5.8	$(1.3)	$ 4.5	$ 26.0

	Nonregulated Segment
			Pepco
			Energy	Total	Total
	Utility	PCI	Services	PHI	Pepco
Twelve Months Ended:	(Unaudited, In Millions of Dollars)
March 31, 2000
Operating Revenue	$2,207.3	$131.2	$154.7	$285.9	$2,493.2
Operating Expenses	1,857.8	110.0	169.0	279.0	2,136.8
(Loss) Income from Equity Investments, principally Telecommunication Entities	-	(11.3)	.9	(10.4)	(10.4)
Pre-Tax Income (Loss)	349.5	9.9	(13.4)	(3.5)	346.0
Distributions on Preferred Securities of Subsidiary Trust	9.3	-	-	-	9.3
Income Tax Expense (Benefit)	130.4	(19.8)	(4.7)	(24.5)	105.9
Net Income (Loss)	$ 209.8	$ 29.7	$ (8.7)	$ 21.0	$ 230.8

March 31, 1999
Operating Revenue	$2,140.5	$127.1	$ 47.9	$175.0	$2,315.5
Operating Expenses	1,757.6	107.9	51.6	159.5	1,917.1
Loss from Equity Investments, principally Telecommunication Entities	-	(11.4)	-	(11.4)	(11.4)
Pre-Tax Income (Loss)	382.9	7.8	(3.7)	4.1	387.0
Distributions on Preferred Securities of Subsidiary Trust	8.0	-	-	-	8.0
Income Tax Expense (Benefit)	143.4	(7.9)	(1.3)	(9.2)	134.2
Net Income (Loss)	$ 231.5	$ 15.7	$ (2.4)	$ 13.3	$ 244.8

(2)     Summary of Significant Accounting Policies

Basis of Presentation

          The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 1999
Form 10-K.

          Prior period amounts have been reclassified in order to conform to the current period presentation and to present financial data for PCI and Pepco Energy Services on a comparable basis given the formation of PHI in 1999.

Comprehensive Income

          The Company's components of comprehensive income are net income, and unrealized gains and losses on marketable securities. Comprehensive income was $5.0 million and $216.8 million for the three and twelve months ended March 31, 2000, compared to $25.8 million and $244.3 million for the corresponding periods ended March
31, 1999.

(3)     Commitments and Contingencies

Proposed Divestiture of Generating Assets

          On March 31, 2000, the Maryland Commission approved the second amendment to the Company's divestiture plan in Maryland. This amendment provides for a $3 million annual reduction in the Distribution Service rates for the Company's commercial customers in Maryland, effective July 1, 2000, to be implemented in the same manner as the residential rate reduction specified in the original Maryland divestiture plan.
Additionally, the amendment provides for the discontinuation of the Company's
Maryland Demand Side Management (DSM) Surcharge, effective July 1, 2000. The actual balance of the remaining cost components of the current DSM Surcharge as of
June 30, 2000, together with the Company's estimate of additional DSM expenditures to be incurred under existing programs during the three-year transition period, will be treated as transition costs to be recovered from the proceeds of the sale of the generation assets, or if those proceeds are insufficient, from a Competitive Transition Charge to be established in accordance with the terms of the original divestiture plan in Maryland.
These DSM costs are estimated to total approximately $19 million.

Oil Spill at the Chalk Point Generating Station

          On April 7, 2000, approximately 110,000 gallons of oil leaked from the Company's pipeline at its Chalk Point Generating Station in Aquasco, Maryland. The pipeline is operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent
River and several of its tributaries. The area affected covers portions of seventeen miles of shoreline along the Patuxent River and approximately 45 acres of marshland located on and adjacent to the Company's property. Cleanup operations have been underway since the leak was discovered. The 51-mile pipeline, which transports oil to the
Company's Chalk Point and Morgantown plants, has been shut down by the Office of
Pipeline Safety, a unit of the federal government's Department of Transportation until a plan of corrective measures to prevent a reoccurrence of the spill is approved. However, the plants remain fully operational and are being operated using coal and natural gas.

          The Company has been working under the direction of the Environmental
Protection Agency since the spill was reported and has been joined in the cleanup effort with officials from other federal, state, county and local government agencies.

          The total cost to the Company, net of insurance recovery, cannot be determined at this time; however, based on information known at this time, the Company does not believe the costs of cleanup, associated claims, or any resulting fines or penalties will have a material adverse effect on its financial position. However, depending upon the outcome of insurance claims, the cost of remediation, along with any damage claims, fines and penalties could have a material adverse effect on the Company's results of operations in the year in which such expenses are incurred.

          As a result of the oil spill, three class action lawsuits have been filed against the
Company. At this early stage, no determination has been made as to the merits of the claims.

NPDES Permits

          The Company's generating stations operate under National Pollutant Discharge
Eliminating System (NPDES) permits. NPDES permits were issued for the Potomac
River station in February 1994, the Morgantown station in February 1995, the Dickerson station in August 1996, and the Chalk Point station in September 1996. NPDES renewal applications were submitted in July 1993 for the Benning station, in August 1998 for the
Potomac River station, and in August 1999 for the Morgantown station. At March 31,
2000, resolution of these applications is pending.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q, including the report of
PricewaterhouseCoopers LLP on review of unaudited interim financial information dated
May 11, 2000 will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Form S-3 (Number
33-58810) and Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and
333-57221), filed under the Securities Act of 1933. Such report of
PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration
Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the
liability provisions of Section 11(a) of such Act do not apply.

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric
Power Company and its consolidated subsidiaries (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of earnings and retained income for the three and twelve month periods then ended and the consolidated statements of cash flows for the three and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings and consolidated statement of cash flows for the year then ended
(not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of
December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Washington, D.C.
May 11, 2000

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          For additional information, other than the information disclosed in the
Management's Discussion and Analysis of Consolidated Results of Operations and
Financial Condition section herein, refer to Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations of the Company's 1999 Form
10-K.

Safe Harbor Statements

          In connection with the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act)
made in this report on Form 10-Q. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical facts and may be forward-looking.

          Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

-

prevailing governmental policies and regulatory actions, including those of the
Federal Energy Regulatory Commission (FERC) and the Maryland and D.C.
Commissions, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

-	changes in and compliance with environmental and safety laws and policies;
-	weather conditions;
-	population growth rates and demographic patterns;
-	competition for retail and wholesale customers;
-	growth in demand, sales and capacity to fulfill demand;
-	changes in tax rates or policies or in rates of inflation;
-	changes in projects costs;
-	unanticipated changes in operating expenses and capital expenditures;
-	capital market conditions;
-	competition for new energy development opportunities and other opportunities;
-	legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company;
-	pace of entry into new markets;
-	time and expense required for building out the planned Starpower network;
-	success in marketing services;
-	possible development of alternative technologies;
-	the ability to secure electric and gas supply to fulfil sales commitments at favorable prices, and
-	the cost of fuel.

          Any forward-looking statements speak only as of May 11, 2000, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Revenue

Utility

          Utility operating revenue was $441.1 million for the three months ended March 31,
2000 compared to $453 million for the corresponding period in 1999 (a decrease of approximately $12 million or 3%). The decrease primarily results from the fact that revenue in the first quarter of 1999 included approximately $23 million related to a contract termination fee to be received from SMECO in January 2001. The decrease was partially offset by an increase in interchange deliveries of approximately $11 million over the prior period that resulted from changes in the prices and levels of energy delivered to the PJM and changes in prices and levels of bilateral energy sales under the Utility's wholesale power sales tariff. Revenue from the sale of electricity was relatively unchanged for the three months ended March 31, 2000, compared to the corresponding period in 1999, as a 1.4% increase in customers and the impact of the additional day of operations due to Leap Year were offset by weather that was 8% milder, as measured in heating degree days, than the corresponding period in 1999.

          Utility operating revenue was $2,207.3 million for the twelve months ended March
31, 2000 compared to $2,140.5 million for the corresponding period in 1999 (an increase of approximately $67 million or 3%). The increase primarily results from an increase in interchange deliveries of approximately $67 million over the prior period for reasons that are consistent with the increase in interchange deliveries over the three month period.
Additionally, revenue from the sale of electricity increased approximately $20 million over the prior twelve month period due to a 1% increase in the Company's average number of customers. These increases were partially offset by the impact of the approximately $23 million in contract termination fee revenue that was recorded in the first quarter of 1999, discussed above.

Nonregulated

          Nonregulated operating revenue is derived from the operations of PCI and Pepco
Energy Services. PCI classifies its revenue as "financial investments" and "utility industry services" and Pepco Energy Services classifies its revenue as "energy services."

          Nonregulated operating revenue was $88.1 million for the three months ended
March 31, 2000 compared to $59 million for the corresponding period in 1999 (an increase of approximately $29 million or 49%). The increase primarily results from the fact that utility industry services revenue increased by approximately $20 million over the prior period from the sale of PCI's 50% interest in the Cove Point liquefied natural gas storage facility and pipeline. Additionally, energy services revenue increased by approximately $22 million over the prior period as the result of increased energy services contracting revenue and additional revenue generated from the continued growth of
Pepco Energy Services' businesses. These increases were partially offset by a decrease of approximately $13 million in financial investments revenue over the prior period due to prior year gains from the sale of real estate and aircraft and related equipment as well as approximately $6 million in an after-tax loss on the sale of aircraft in the current year.

          In March 2000, PCI executed legal and binding contracts with a third party to sell four aircraft for a total of $73 million. In connection with the sale of three of the aircraft,
PCI received a 10% deposit and investment grade recourse notes for the balance, which are payable on May 14, 2000 and July 15, 2000, depending on each aircraft's contract.
PCI recorded the sales of the aircraft as financing arrangements, in accordance with generally accepted accounting principles as it has not yet transferred significantly all of the risks and rewards of ownership of the aircraft to the third party. In May 2000, PCI received a 10% deposit and an investment grade recourse note due on July 15, 2000 for the fourth aircraft. This transaction will be recorded as a financing arrangement during the second quarter of 2000. Although sold, for accounting purposes, PCI must continue to record the aircraft on its consolidated balance sheets and recognize results from their operation until the notes are paid.

          Nonregulated operating revenue was $285.9 million for the twelve months ended
March 31, 2000 compared to $175 million for the corresponding period in 1999 (an increase of approximately $111 million or 63%). This increase results from a $25 million increase in utility industry services revenue over the prior period and a $107 million increase in energy services revenue over the prior period. These increases were partially offset by a decrease of approximately $21 million in financial investments revenue over the period. The basis for these fluctuations in the twelve month period is consistent with the explanations provided for the three month period above. Additionally, the decrease in financial investments revenue is also related to decreased leasing income due to a reduction in the size of the aircraft portfolio.

Operating Expenses

          Total operating expenses were $508.7 million for the three months ended March
31, 2000 compared to $467.6 million for the corresponding period in 1999 (an increase of approximately $41 million or 9%). Approximately $34 million of this increase is attributable to an increase in consolidated fuel and purchased energy ($14 million by the
Utility and $20 million by Pepco Energy Services). The increase in the Utility's fuel and purchased energy over the prior period results from increases in the levels of energy purchased from PJM and through bilateral energy transactions. The increase in Pepco
Energy Services' fuel and purchased energy over the prior period results from the increased operating activities of Pepco Gas Services, a wholly owned subsidiary of Pepco
Energy Services, as it continues to grow its operations. An additional $4 million of the increase in total operating expenses relates to the fact that Pepco Energy Services' other operation and maintenance expense increased as it continues to build up its infrastructure for deregulation. The remaining increase results from both an increase in the Utility's depreciation expense and Maryland tax legislation that became effective January 1, 2000.

          Total operating expenses were $2,136.8 million for the twelve months ended
March 31, 2000 compared to $1,917.1 million for the corresponding period in 1999 (an increase of approximately $220 million or 11%). Approximately $189 million of this increase is attributable to an increase in consolidated fuel and purchased energy ($95 million by the Utility and $94 million by Pepco Energy Services). The increase in the
Utility's fuel and purchased energy expense over the prior period results from increases in capacity purchase payments related to contractual escalations under existing capacity contracts as well as for the reasons discussed above for the increase in the three month period. The increase in Pepco Energy Services' fuel and purchased energy over the prior twelve month period is also consistent with the explanation for the increase in the three month period provided above. Additionally, $21 million of the increase in total operating expenses primarily results from the fact that Pepco Energy Services' other operation and maintenance expense increased as it continues to build up its infrastructure for deregulation. The remaining increase results from increases in the Utility's capacity costs, operation and maintenance expenses, and depreciation expense.

(Loss) Income from Equity Investments, principally Telecommunication Entities

          These amounts represent the Company's share of the pre-tax income or loss from entities in which it has a 20% to 50% equity investment. The Company's most significant equity investment is the joint venture known as Starpower Communications, LLC
(Starpower) that was formed in 1997 between a wholly owned subsidiary of PCI and
RCN Corporation. Additionally, this line item includes income from Pepco Energy
Services' 50% share of the operations from Viron/Pepco Services, Inc., which was created in 1999 to provide energy-savings performance contracting services to the
Military District of Washington.

          Starpower, which is discussed in detail in Item 8. Financial Statements and
Supplementary Data in the Company's 1999 Form 10-K, is the only regional company providing cable television, local and long distance telephone, and dial-up and high-speed
Internet services in a competitively priced bundled package for residential customers, over an advanced fiber-optic network. Total customer subscriber services including cable, telephone and Internet customers were in excess of 285,000 as of March 31, 2000, compared to 250,000 customers as of March 31, 1999. The customer subscriber services base is composed of customers served on Starpower's advanced fiber-optic network (On-
network) and off of other networks ahead of Starpower's build-out (Off-network). The
On-network customer subscriber services are principally composed of cable, local and long distance telephone and high-speed Internet customer services and totaled in excess of 25,000 as of March 31, 2000, compared to 3,000 at March 31, 1999. The Off-network customer subscriber services are principally composed of dial-up Internet and resale local and long distance telephone customers and totaled approximately 260,000 as of March
31, 2000, compared to 250,000 at March 31, 1999.

          Authorized cable households for Starpower in the Washington metropolitan area at
March 31, 2000 exceeded 550,000, up from approximately 250,000 authorized cable households at March 31, 1999. Starpower continues to solicit approvals from the remaining jurisdictions within the Washington metropolitan area and is currently seeking further agreements that will add over 500,000 additional households. Through March 31,
2000, Starpower has built sufficient advance fiber-optic network to cumulatively reach approximately 90,000 On-network households as compared to approximately 6,000 On-
network households at March 31, 1999. Of these On-network marketable households, over 25,000 On-network marketable customer connections have been sold as of March
31, 2000, with the average customer household purchasing in excess of two customer services. As of March 31, 2000, PCI has invested $85.9 million of its initial $150 million commitment in Starpower. PCI expects to invest the balance of its initial capital commitment during 2000.

          The Loss from Equity Investments, principally Telecommunication Entities, increased slightly for the three months ended March 31, 2000, compared to the corresponding period in 1999 due to expenses incurred in connection with the expansion of the Starpower network. The loss for the twelve months ended March 31, 2000, compared to the corresponding period in 1999, decreased slightly due to the fact that PCI sold its investment in Metricom D.C., LLC, which had consistently generated losses through its sale in October 1999. PCI expects that Starpower will continue to incur losses in 2000 as it develops and expands its network and customer base. During 2000,
Starpower may decide to accelerate the scope and pace of system construction in 2001 and beyond based upon the favorable receipt of additional cable franchises ahead of plan.
If Starpower decides to accelerate its build, its pre-tax losses may increase over the near-
term.

Effective Federal Income Tax Rate

          The Company's effective federal income tax rate was 27.8% for the twelve months ended March 31, 2000 compared to 32.2% for the corresponding period in 1999. This decrease results from PCI's recognition of $18.7 million in tax benefits in June 1999 associated with the completion of a restructuring transaction related to a partnership.
This restructuring allowed PCI to consolidate the majority of its aircraft under one umbrella company, and by doing so, facilitates the management and disposition of its aircraft portfolio.

Oil Spill at the Chalk Point Generating Station

          On April 7, 2000, approximately 110,000 gallons of oil leaked from the Company's pipeline at its Chalk Point Generating Station in Aquasco, Maryland. The pipeline is operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent
River and several of its tributaries. The area affected covers portions of seventeen miles of shoreline along the Patuxent River and approximately 45 acres of marshland located on and adjacent to the Company's property. Cleanup operations have been underway since the leak was discovered. The 51-mile pipeline, which transports oil to the
Company's Chalk Point and Morgantown plants, has been shut down by the Office of
Pipeline Safety, a unit of the federal government's Department of Transportation until a plan of corrective measures to prevent a reoccurrence of the spill is approved. However, the plants remain fully operational and are being operated using coal and natural gas.

          The Company has been working under the direction of the Environmental
Protection Agency since the spill was reported and has been joined in the cleanup effort with officials from other federal, state, county and local government agencies.

          The total cost to the Company, net of insurance recovery, cannot be determined at this time; however, based on information known at this time, the Company does not believe the costs of cleanup, associated claims, or any resulting fines or penalties will have a material adverse effect on its financial position. However, depending upon the outcome of insurance claims, the cost of remediation, along with any damage claims, fines and penalties could have a material adverse effect on the Company's results of operations in the year in which such expenses are incurred.

          As a result of the oil spill, three class action lawsuits have been filed against the
Company. At this early stage, no determination has been made as to the merits of the claims.

CAPITAL RESOURCES AND LIQUIDITY

Common Stock Repurchase Plan

          On April 27, 2000, the Company announced its plan to repurchase up to $200 million of its common stock as a preliminary step in its post-generation assets divestiture business strategy. The Company will repurchase the common stock in the open market or in privately negotiated transactions over the next twelve months. The actual amount of stock to be repurchased will be determined by management depending on market conditions. The Company expects to finance a significant portion of the repurchases through the sale of short-term debt and/or mortgage bonds, which would be repaid upon the closing of the generation assets divestiture.

Dividends on Common Stock

          In April 2000, a dividend of 41.5 cents per share was declared payable June 30,
2000, to holders of record of the Company's common stock on June 12, 2000. This results in a current annual dividend rate on common stock of $1.66 per share. The
Company's annual dividend rate on its common stock is determined by the Company's
Board of Directors on a quarterly basis. In view of the impending divestiture of the
Company's generation assets and the competitive environment in which the Company's future operations will take place following the divestiture, the Board of Directors believe that the high payout ratio represented by the current annual dividend rate of $1.66 per share will not be consistent with the Company's future utility and telecommunications operations. Accordingly, the Board anticipates changing its dividend rate in the second half of 2000 once the results of the divestiture auction are known.

Construction and Generating Capacity

          Construction expenditures, excluding the Allowance for Funds Used During
Construction and Capital Cost Recovery Factor, totaled $53.7 million for the three months ended March 31, 2000 ($28 million related to generation) and are projected to total $203 million ($75 million related to generation, including $25 million of Clean Air
Act expenditures) for the year 2000. The Company anticipates completing the divestiture of its generation assets by the end of 2000 and accordingly, does not expect to incur generation-related construction or Clean Air Act expenditures beyond the date of closing.
For the five-year period 2000-2004, construction expenditures are projected to total $646 million ($75 million related to generation).

Preferred Stock Repurchases

          During March 2000, the Company repurchased the following Preferred Stock:
1,570 shares of $2.44 series of 1957 at $37.50 per share; 5,028 shares of $2.46 series of
1958 at $37.50 per share; 33,118 shares of $2.28 series of 1965 at $38.625 per share;
23,389 shares of $2.44 series of 1957 at $41.50 per share; and 46,030 shares of $2.46 series of 1958 at $41.72 per share. The repurchase totaled approximately $4.4 million.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK

          Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk of
the Company's 1999 Form 10-K.

PART II   OTHER INFORMATION
Item 1.      LEGAL PROCEEDINGS

          Refer to Item 3. Legal Proceedings of the Company's 1999 Form 10-K.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual meeting of shareholders held May 9, 2000
(b)	(1)	Directors who where elected at the annual meeting:
		For Term Expiring in 2003:
		Terence C. Golden	Votes cast for:	97,300,519
			Votes withheld:	2,282,558
		David O. Maxwell	Votes cast for:	97,128,188
			Votes withheld:	2,454,889
		Floretta D. McKenzie	Votes cast for:	96,890,446
			Votes withheld:	2,692,631
		Edward F. Mitchell	Votes cast for:	97,168,970
			Votes withheld:	2,414,107
	(2)	Directors whose terms of office continued after the annual meeting:
		Roger R. Blunt, Sr.	Peter F. O'Malley
		Edmund B. Cronin, Jr.	Louis A. Simpson
		John M. Derrick, Jr.	Dennis R. Wraase
		Judith A. McHale	A. Thomas Young
	(c)	The following shareholder proposal was introduced:

(1)   "RESOLVED:   That the shareholders of Pepco recommend that the
Board of Directors take the necessary steps to reinstate the election of directors ANNUALLY, instead of the staggered system which was recently adopted."

		The following statement has been supplied by the shareholder submitting this proposal:
		"REASONS: Until recently, directors of Pepco were elected annually by all shareholers."
		"The great majority of New York Stock Exchange listed corporations elect all their directors eachYear."
		"This insures that ALL directors will be more accountable to ALL shareholders each Year and to a certain extent prevents the self-perpetuation of the Board."
		"Last Year the owners of 22,521,399 shares, representing approximately 20.8% of shares voting, voted FOR this proposal."

          The shareholder proposal was defeated. There were 44,667,670 votes cast against the proposal, 27,997,551 votes cast in support of the proposal, 3,769,578 votes abstaining and 23,148,278 broker nonvotes.

Item 5.      OTHER INFORMATION

The Company

          At its meeting held on May 9, 2000, the Board of Directors elected Dennis R.
Wraase as President of the Company. Mr. Wraase will continue to serve as Chief
Financial Officer for an interim period. John M. Derrick will continue to serve as the
Chairman of the Board and Chief Executive Officer.

Pepco Energy Services

          In March 2000, the Apartment and Office Building Association (AOBA)
announced that it had selected Pepco Energy Services to supply electricity and energy management services to its members. AOBA is the Washington, D.C. area federated chapter of the Building Owners and Managers Association and the National Apartment
Association. The agreement will permit AOBA members in Maryland to obtain a contractually fixed amount of competitively priced electricity from Pepco Energy
Services beginning by September 2000. In addition, Pepco Energy Services will provide energy information services to AOBA members and fuel management services, including assistance in the procurement and use of electricity, natural gas, and fuel oil.

          In March 2000, Pepco Energy Services reached an agreement with the National
Institutes of Health (NIH) for the construction, operation and maintenance of a 23-
megawatt co-generation plant to supply steam and electricity on NIH's main campus in
Maryland. The construction and operation and maintenance portions of this project are expected to produce over $50 million in revenue over 10 years. Financing for this project has been obtained and construction has begun.

Statistical Data

	Three Months Ended					Twelve Months Ended
	March 31,					March 31,
	2000		1999		% Change	2000		1999		% Change

Utility Operating Revenue
(Millions of Dollars)
Electric Revenue	$ 389.6		$ 389.9		(0.1)	$ 1,916.4		$ 1,896.3		1.1
Other	51.5		63.1		(18.4)	290.9		244.2		19.1
Total	$ 441.1		$ 453.0		(2.6)	$ 2,207.3		$ 2,140.5		3.1

Electric Revenue by Class of Service

Residential	$ 121.9		$ 123.6		(1.4)	$ 584.6		$ 577.4		1.2
General Service	216.9		215.6		0.6	1,122.6		1,112.9		0.9
Large Power Service *	7.1		7.1		-	36.3		35.1		3.4
Street Lighting	3.6		3.5		2.9	13.7		13.1		4.6
Rapid Transit	7.1		7.0		1.4	30.6		29.8		2.7
Wholesale	33.0		33.1		(0.3)	128.6		128.0		0.5
System	$ 389.6		$ 389.9		(0.1)	$ 1,916.4		$ 1,896.3		1.1

Energy Sales
(Millions of KWH)

Residential	1,823		1,824		(0.1)	7,012		6,875		2.0
General Service	3,801		3,682		3.2	16,009		15,722		1.8
Large Power Service *	170		165		3.0	706		684		3.2
Street Lighting	47		46		2.2	168		163		3.1
Rapid Transit	108		104		3.8	443		425		4.2
Wholesale	756		738		2.4	2,778		2,724		2.0
System	6,705		6,559		2.2	27,116		26,593		2.0

Average System Revenue
per KWH (Cents/KWH)	5.81	Cents	5.94	Cents	(2.2)	7.07	Cents	7.13	Cents	(0.8)

System Peak Demand **
(Thousands of KW)

Summer	-		-			5,927		5,807
Winter	-		-			4,735		4,631

Net Generation
(Millions of KWH)	4,905		5,353			22,359		22,359

Fuel Mix (% of Btu)
Coal (%)	84		87			81		84
Oil (%)	12		12			13		13
Gas (%)	4		1			6		3

Fuel Cost per MBtu
System Average	$1.69		$1.64			$1.69		$1.69

Weather Data
Heating Degree Days	1,953		2,121			3,558		3,639
20 Year Average	2,183					3,964
Cooling Degree Hours	12		-			10,819		10,086
20 Year Average	12					9,495

Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).

* Large Power Service customers are served at high voltage of 66KV or higher.
**At March 31, 2000, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re unaudited interim financial information - filed herewith.
	Exhibit 27	-	Financial data schedule - filed herewith.
(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on January 3, 2000, summarizing the approval of the Company's divestiture plans by the Maryland and D.C. Commissions. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on February 3, 2000, providing detailed information and audited consolidated financial statements. The item reported on such Form 8-K was Item 7. (Financial Statements and Exhibits).

                                                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Potomac Electric Power Company Registrant By D. R. WRAASE D. R. Wraase President and Chief Financial Officer

May 11, 2000
     Date

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 2000, and each of the years 1999 through 1995, on the basis of Utility operations only, are as follows:

	Twelve
	Months Ended	For the Year Ended December 31,
	March 31, 2000	1999	1998	1997	1996	1995
		(Dollar Amounts in Millions)

Net income	$209.8	$228.0	$211.2	$164.7	$220.1	$218.8
Taxes based on income	130.4	142.6	131.0	97.5	135.0	129.4

Income before taxes	340.2	370.6	342.2	262.2	355.1	348.2

Fixed charges:
Interest charges	157.5	156.1	151.8	146.7	146.9	146.6
Interest factor in rentals	23.1	23.4	23.8	23.6	23.6	23.4

Total fixed charges	180.6	179.5	175.6	170.3	170.5	170.0

Income before income taxes and fixed charges	$520.8	$550.1	$517.8	$432.5	$525.6	$518.2

Coverage of fixed charges	2.88	3.06	2.95	2.54	3.08	3.05

Preferred dividend requirements	$8.3	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.62	1.63	1.62	1.59	1.61	1.59

Preferred dividend factor	$13.4	$14.5	$29.2	$26.2	$26.7	$26.9

Total fixed charges and preferred dividends	$194.0	$194.0	$204.8	$196.5	$197.2	$196.9

Coverage of combined fixed charges and preferred dividends	2.68	2.84	2.53	2.20	2.66	2.63

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 2000, and for each of the years 1999 through 1995, on a consolidated basis, are as follows.

	Twelve
	Months Ended	For the Year Ended December 31,
	March 31, 2000	1999	1998	1997	1996	1995
		(Dollar Amounts in Millions)

Net income	$230.8	$247.1	$226.3	$181.8	$237.0	$94.4
Taxes based on income	105.9	114.5	122.3	65.6	80.4	43.7

Income before taxes	336.7	361.6	348.6	247.4	317.4	138.1

Fixed charges:
Interest charges	211.5	208.7	208.6	216.1	231.1	238.7
Interest factor in rentals	23.5	23.8	24.0	23.7	23.9	26.7

Total fixed charges	235.0	232.5	232.6	239.8	255.0	265.4

Nonregulated subsidiary capitalized interest	(2.4)	(1.8)	(0.6)	(0.5)	(0.7)	(0.5)

Income before income taxes and fixed charges	$569.3	$592.3	$580.6	$486.7	$571.7	$403.0

Coverage of fixed charges	2.42	2.55	2.50	2.03	2.24	1.52

Preferred dividend requirements	$8.3	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.46	1.46	1.54	1.36	1.34	1.46

Preferred dividend factor	$12.1	$12.9	$27.7	$22.4	$22.2	$24.7

Total fixed charges and preferred dividends	$247.1	$245.4	$260.3	$262.2	$277.2	$290.1

Coverage of combined fixed charges and preferred dividends	2.30	2.41	2.23	1.86	2.06	1.39

                                                                                                              Exhibit 15

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We are aware that our report dated May 11, 2000 on our review of interim financial information of Potomac Electric Power Company for the period ended March 31, 2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and
333-57221) filed on September 12, 1990, May 18, 1994, June 17, 1994, June 12, 1998
and June 19, 1998, respectively, and on Form S-3 (Number 33-58810) filed on
February 26, 1993.

Very truly yours,

PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers
Washington, D.C.
May 11, 2000