Form 10-Q
period 2000-06-30
POTOMAC ELECTRIC POWER CO
filed 2000-08-09
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended				June 30, 2000

Commission File Number				1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)				53-0127880 (I.R.S. Employer Identification No.)

1900 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive office)				20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at June 30, 2000
Common Stock, $1 par value		113,420,502

Part I          FINANCIAL INFORMATION
Item 1.      CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
	(Millions, except per share data)

Operating Revenue
Utility	$ 574.9	$ 546.0	$ 1,016.0	$ 999.1	$ 2,236.2	$ 2,156.4
Nonregulated	78.2	54.0	166.3	113.0	310.0	190.8
Total Operating Revenue	653.1	600.0	1,182.3	1,112.1	2,546.2	2,347.2

Operating Expenses
Fuel and purchased energy	275.1	248.3	523.8	463.2	1,086.3	914.7
Other operation and maintenance	103.7	95.0	199.1	188.0	411.8	384.3
Depreciation and amortization	67.7	66.6	134.9	133.8	273.9	267.4
Other taxes	53.4	50.6	99.1	94.7	205.5	201.8
Interest	52.1	48.1	103.7	96.5	202.5	193.4
Total Operating Expenses	552.0	508.6	1,060.6	976.2	2,180.0	1,961.6

Loss from Equity Investments, principally Telecommunication Entities	(4.0)	(1.7)	(8.0)	(4.8)	(12.8)	(12.4)

Pre-tax Income	97.1	89.7	113.7	131.1	353.4	373.2

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	4.6	4.6	9.2	9.2

Income Tax Expense	36.8	12.1	41.4	25.2	130.7	109.8

Net Income	58.0	75.3	67.7	101.3	213.5	254.2

Dividends on Preferred Stock	1.4	2.0	2.8	4.0	6.7	7.9

Redemption Premium/Expenses on Preferred Stock	-	-	-	-	1.0	0.1

Earnings Available for Common Stock	56.6	73.3	64.9	97.3	205.8	246.2

Retained Income at Beginning of Period	733.7	721.9	779.3	747.3	744.4	696.6
Dividends on Common Stock	(49.1)	(49.2)	(98.3)	(98.3)	(196.6)	(196.7)
Nonregulated Subsidiary Marketable Securities, Net Unrealized Gain (Loss), Net of Tax	2.1	(1.6)	(2.6)	(1.9)	(10.3)	(1.7)
Retained Income at End of Period	$ 743.3	$ 744.4	$ 743.3	$ 744.4	$ 743.3	$ 744.4

Basic Average Common Shares Outstanding	118.4	118.5	118.5	118.5	118.5	118.5
Basic Earnings Per Share of Common Stock	$0.48	$0.62	$0.55	$0.82	$1.74	$2.08
Diluted Average Common Shares Outstanding	121.8	122.4	121.8	123.3	121.9	123.8
Diluted Earnings Per Share of Common Stock	$0.47	$0.61	$0.55	$0.81	$1.72	$2.04
Cash Dividends Per Share of Common Stock	$0.415	$0.415	$0.83	$0.83	$1.66	$1.66
Effective Federal Income Tax Rate					33.9%	26.6%

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at June 30, 2000 and 1999)

	June 30,	December 31,	June 30,
	2000	1999	1999
ASSETS	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 34.8	$ 98.7	$ 127.1
Marketable securities	193.6	203.2	227.1
Accounts receivable, less allowance for uncollectible accounts of $8.5, $8.0, and $7.4	547.2	295.0	378.5
Fuel, materials and supplies - at average cost	177.0	192.0	139.6
Prepaid expenses	6.4	35.9	24.1
Total Current Assets	959.0	824.8	896.4

INVESTMENTS AND OTHER ASSETS
Investment in finance leases	623.3	664.3	423.2
Operating lease equipment - net of accumulated depreciation of $124.2, $113.9, and $131.4	67.5	77.9	114.7
Regulatory assets	428.7	411.7	436.3
Other	425.0	407.5	384.3
Total Investments and Other Assets	1,544.5	1,561.4	1,358.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,889.5	6,784.3	6,716.4
Accumulated depreciation	(2,331.1)	(2,259.9)	(2,203.0)
Net Property, Plant and Equipment	4,558.4	4,524.4	4,513.4

TOTAL ASSETS	$ 7,061.9	$ 6,910.6	$ 6,768.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt	$ 609.3	$ 347.0	$ 390.3
Accounts payable and accrued payroll	262.9	239.0	166.5
Capital lease obligations due within one year	20.8	20.8	20.8
Interest and taxes accrued	95.2	85.1	106.3
Other	147.9	91.6	136.6
Total Current Liabilities	1,136.1	783.5	820.5

DEFERRED CREDITS
Income taxes	1,067.3	1,052.8	996.4
Investment tax credits	48.2	50.0	51.8
Other	21.6	22.0	24.1
Total Deferred Credits	1,137.1	1,124.8	1,072.3

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,824.0	2,867.0	2,726.0

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0	125.0

PREFERRED STOCK
Serial preferred stock	44.5	50.0	100.0
Redeemable serial preferred stock	49.5	50.0	50.0
Total Preferred Stock	94.0	100.0	150.0

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, outstanding 113,420,502, 118,530,802, and 118,530,802 shares, respectively	118.5	118.5	118.5
Premium on stock and other capital contributions	1,026.5	1,025.4	1,025.4
Capital stock expense	(12.9)	(12.9)	(13.8)
Accumulated other comprehensive (loss) income	(4.4)	(1.8)	5.9
Retained income	747.7	781.1	738.5
	1,875.4	1,910.3	1,874.5
Less cost of shares of common stock in treasury (5,110,300 and zero shares)	(129.7)	-	-
; Total Shareholders' Equity	1,745.7	1,910.3	1,874.5

; TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,061.9	$ 6,910.6	$ 6,768.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Twelve Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
	(Millions of Dollars)

OPERATING ACTIVITIES

Net income	$ 67.7	$ 101.3	$ 213.5	$ 254.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	134.9	133.8	273.9	267.4
Changes in:
Accounts receivable	(252.7)	(97.6)	(169.8)	(34.2)
Fuel, materials and supplies	15.0	(17.6)	(37.4)	(23.9)
Regulatory assets	(40.8)	(3.9)	(42.9)	(5.9)
Contract termination fee	(0.7)	(23.8)	(1.5)	(23.8)
Accounts payable	23.9	31.7	96.4	44.6
Net other operating activities	86.1	31.0	32.1	(26.7)
Net Cash From Operating Activities	33.4	154.9	364.3	451.7

INVESTING ACTIVITIES

Net investment in property, plant and equipment	(115.5)	(94.6)	(221.3)	(198.7)
Proceeds from:
Purchase of marketable securities, net of sales or redemptions	5.2	1.5	15.4	11.6
Sale of leased equipment, net of additions	-	-	19.4	44.6
Purchases of other investments, net of sales or distribution	(10.7)	(36.4)	(239.8)	(13.9)
Gain from liquidation of partnership, net of proceeds	-	(1.1)	-	(1.1)
Net Cash Used by Investing Activities	(121.0)	(130.6)	(426.3)	(157.5)

FINANCING ACTIVITIES

Dividends on preferred and common stock	(101.1)	(102.3)	(203.3)	(204.6)
Purchase of treasury stock	(129.7)	-	(129.7)	-
Redemption of preferred stock	(6.0)	-	(57.0)	(0.1)
Reacquisition of long-term debt, net of issuances	(43.0)	(5.1)	98.0	137.7
Issuance of short-term debt, net of repayments	262.3	126.5	219.0	(114.0)
Proceeds from the sale of aircraft	40.1	-	40.1	-
Other financing activities	1.1	(2.3)	2.6	(2.5)
Net Cash From (Used by) Financing Activities	23.7	16.8	(30.3)	(183.5)

Net (Decrease) Increase In Cash and Cash Equivalents	(63.9)	41.1	(92.3)	110.7
Cash and Cash Equivalents at Beginning of Year	98.7	86.0	127.1	16.4

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 34.8	$ 127.1	$ 34.8	$ 127.1

Cash paid for interest (net of capitalized interest of $1.8, $.4, $3.2 and $.7) and income taxes:
Interest	$ 100.0	$ 98.9	$ 195.0	$ 196.0
Income taxes paid (received)	$ 10.2	$ 13.6	$ (24.2)	$ 71.3

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

          As discussed in Note (4) Commitments and Contingencies of the Notes to
Consolidated Financial Statements, on June 7, 2000, the Company entered into an agreement (the Agreement) with Southern Energy Inc. (Southern), a wholly owned subsidiary of Southern Company, to sell substantially all of its plants, facilities and equipment used in the generation of electricity, its purchased capacity contracts, and its other rate-based assets that are not required for the provision of electric transmission and distribution services (the Generation Assets) for $2.65 billion. The Agreement was reached after Southern was selected by the Company as the winning bidder in its open auction process that was held to select the buyer of its Generation Assets. Additionally, on May 19, 2000, the Company reached an agreement with PPL Global, Inc. and
Allegheny Energy Supply Company, LLC, to sell its 9.72 percent interest in the
Conemaugh Generating Station for approximately $152.5 million. Accordingly, the total the Company will receive for the divestiture of its Generation Assets is $2.8 billion. The
Company anticipates that both divestitures will close in the fourth quarter of 2000.

          Subsequent to the closing of the divestitures, the Utility's operations would then consist of its regulated transmission and distribution services. The Company will compete for market share throughout the mid-Atlantic region in the deregulated electricity, natural gas, and telecommunications markets through its nonregulated subsidiaries.

          Maryland customers began to have their choice of electricity suppliers on July 1,
2000. In D.C., legislation providing similar customer choice beginning on January 1,
2002, was enacted by the Council in December 1999 and approved by the Mayor and
Control Board earlier this year. The legislation is not scheduled to become effective until corresponding tax legislation has been enacted. The tax legislation, which replaces the gross receipts tax with a per kilowatt-hour delivery tax, became effective on August 4,
2000. The D.C. Public Service Commission (D.C. Commission) approved a customer choice plan providing that customers will have their choice of electricity suppliers beginning January 1, 2001. The D.C. Commission's plan was contemplated by and takes precedence over the legislation.

Segment Information

          The Company has identified the Utility's operations including the Trust (Utility
Segment) and PHI's operations (Nonregulated Segment) as its two reportable segments.
The following tables present condensed financial information for the three, six and twelve months ended June 30, 2000 and 1999, respectively.

	Nonregulated Segment
			Pepco
			Energy	Total	Total
	Utility	PCI	Services	PHI	Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2000
Operating Revenue	$574.9	$ 31.8	$46.4	$ 78.2	$653.1
Operating Expenses	470.5	29.6	51.9	81.5	552.0
(Loss) Income from Equity Investments, principally Telecommunication Entities	-	(4.8)	.8	(4.0)	(4.0)
Pre-Tax Income (Loss)	104.4	(2.6)	(4.7)	(7.3)	97.1
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	40.9	(2.5)	(1.6)	(4.1)	36.8
Net Income (Loss)	$ 61.2	$ (.1)	$(3.1)	$ (3.2)	$ 58.0

June 30, 1999
Operating Revenue	$546.0	$ 26.2	$27.8	$ 54.0	$600.0
Operating Expenses	453.4	25.0	30.2	55.2	508.6
Loss from Equity Investments, principally Telecommunication Entities	-	(1.7)	-	(1.7)	(1.7)
Pre-Tax Income (Loss)	92.6	(.5)	(2.4)	(2.9)	89.7
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	34.0	(21.1)	(.8)	(21.9)	12.1
Net Income (Loss)	$ 56.3	$ 20.6	$(1.6)	$19.0	$ 75.3

	Nonregulated Segment
			Pepco
			Energy	Total	Total
	Utility	PCI	Services	PHI	Pepco
Six Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2000
Operating Revenue	$1,016.0	$76.2	$90.1	$166.3	$1,182.3
Operating Expenses	904.1	57.1	99.4	156.5	1,060.6
(Loss) Income from Equity Investments, principally Telecommunication Entities	-	(8.9)	.9	(8.0)	(8.0)
Pre-Tax Income (Loss)	111.9	10.2	(8.4)	1.8	113.7
Distributions on Preferred Securities of Subsidiary Trust	4.6	-	-	-	4.6
Income Tax Expense (Benefit)	42.8	1.5	(2.9)	(1.4)	41.4
Net Income (Loss)	$ 64.5	$ 8.7	$(5.5)	$ 3.2	$ 67.7

June 30, 1999
Operating Revenue	$ 999.1	$62.8	$50.2	$113.0	$1,112.1
Operating Expenses	868.7	53.0	54.5	107.5	976.2
Loss from Equity Investments, principally Telecommunication Entities	-	(4.8)	-	(4.8)	(4.8)
Pre-Tax Income (Loss)	130.4	5.0	(4.3)	.7	131.1
Distributions on Preferred Securities of Subsidiary Trust	4.6	-	-	-	4.6
Income Tax Expense (Benefit)	48.0	(21.3)	(1.5)	(22.8)	25.2
Net Income (Loss)	$ 77.8	$26.3	$(2.8)	$ 23.5	$ 101.3

	Nonregulated Segment
			Pepco
			Energy	Total	Total
	Utility	PCI	Services	PHI	Pepco
Twelve Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2000
Operating Revenue	$2,236.2	$136.8	$173.2	$310.0	$2,546.2
Operating Expenses	1,874.8	114.6	190.6	305.2	2,180.0
(Loss) Income from Equity Investments, principally Telecommunication Entities	-	(14.4)	1.6	(12.8)	(12.8)
Pre-Tax Income (Loss)	361.4	7.8	(15.8)	(8.0)	353.4
Distributions on Preferred Securities of Subsidiary Trust	9.2	-	-	-	9.2
Income Tax Expense (Benefit)	137.4	(1.2)	(5.5)	(6.7)	130.7
Net Income (Loss)	$ 214.8	$ 9.0	$(10.3)	$ (1.3)	$ 213.5

June 30, 1999
Operating Revenue	$2,156.4	$119.2	$71.6	$190.8	$2,347.2
Operating Expenses	1,777.8	106.4	77.4	183.8	1,961.6
Loss from Equity Investments, principally Telecommunication Entities	-	(12.4)	-	(12.4)	(12.4)
Pre-Tax Income (Loss)	378.6	.4	(5.8)	(5.4)	373.2
Distributions on Preferred Securities of Subsidiary Trust	9.2	-	-	-	9.2
Income Tax Expense (Benefit)	141.4	(29.6)	(2.0)	(31.6)	109.8
Net Income (Loss)	$ 228.0	$ 30.0	$(3.8)	$ 26.2	$ 254.2

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

Environmental Remediation Costs

          The Company accrues environmental remediation costs at the time that management determines that it is probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated.
Environmental remediation costs are charged as an operating expense unless the costs extend the life of an asset or prevent environmental contamination that has yet to occur, in which case the costs are capitalized. Amounts that the Company has determined are probable of recovery from third parties, such as insurance carriers, are netted against the operating expense line item. Amounts accrued for probable environmental remediation costs that may be incurred in the future are not measured on a discounted basis.

Treasury Stock

          The Company uses the cost method of accounting for treasury stock. Under the cost method the Company records the total cost of the treasury stock as a reduction to its shareholders' equity on the face of its consolidated balance sheets. Additionally, stock held in treasury is not considered outstanding for the purposes of computing the
Company's earnings per share.

Comprehensive Income

          The Company's components of comprehensive income are net income, and unrealized gains and losses on marketable securities. Comprehensive income was $60.1 million, $65.1 million, and $203.2 million for the three, six and twelve months ended
June 30, 2000, compared to $73.7 million, $99.4 million and $252.5 million for the corresponding periods ended June 30, 1999.

(3)     Treasury Stock Transactions

          In April 2000, following the indicative bid stage of the auction process used to divest its Generation Assets, Pepco announced its Board approved plan to repurchase up to $200 million of its common stock as a preliminary use of the proceeds that will be received from the divestiture. In May 2000, the Company retained Banc of America
Securities LLC (B of A), to acquire Pepco shares in the open market and to hold them for purchase by Pepco. This transaction, which is commonly referred to as a "forward share repurchase,"allows Pepco to purchase these shares from B of A at a future date for a price per share that is based upon the purchase price per share plus a financing charge equal to accumulated interest less dividends. On June 28, 2000, Pepco acquired
4,958,800 common shares from B of A for approximately $125.8 million as an initial phase of the reacquisition plan. This amount was funded by a short-term loan from
B of A's parent company. Previously, on June 7, 2000, Pepco reacquired 151,500 shares of its common stock in the open market for approximately $3.9 million.

          The total cost of the Company's treasury shares of approximately $129.7 million at
June 30, 2000, is reflected as a reduction to shareholders' equity on the accompanying consolidated balance sheets. These shares (5,110,300 in total) are no longer
"outstanding" and therefore are not included in the Company's calculation of average common shares outstanding for purposes of computing earnings per share for the period the shares are held in treasury. Accordingly, the Company's average common shares outstanding for the three, six and twelve month periods ended June 30, 2000, decreased in comparison to the corresponding periods in 1999. This decrease, however, resulted in an insignificant impact on the Company's earnings per share for each period presented.

          On July 28, 2000 Pepco acquired an additional 2,069,700 shares from B of A for approximately $55.7 million. This amount was also funded by a short-term loan from
B of A's parent company.

(4)     Commitments and Contingencies

Divestiture of Generation Assets

          On June 7, 2000, the Company entered into the Agreement with Southern to sell the Generation Assets for $2.65 billion. The Agreement was reached after Southern was selected by the Company as the winning bidder in its open auction process that was held to select the buyer of its Generation Assets. Additionally, on May 19, 2000, the
Company reached an agreement with PPL Global, Inc. and Allegheny Energy Supply
Company, LLC, to sell its 9.72 percent interest in the Conemaugh Generating Station for approximately $152.5 million. Accordingly, the total the Company will receive for the divestiture of its Generation Assets is $2.8 billion. The Company expects both divestitures to close in the fourth quarter of 2000. After all customer sharing, if any, as provided in the Maryland and D.C. Commissions' divestiture orders, and payment of any income tax obligations, the Company intends to use the balance of funds remaining from the divestitures to further its business strategies and/or to reduce its capital structure. The amounts applied by the Company to each of these purposes will depend on an economic evaluation of the reinvestment opportunities available. Additionally, the Company is preparing to seek regulatory approval to transfer its Benning Road and Buzzard Point generating plants, with a total installed capacity of 806 megawatts, to Pepco Energy
Services. These power plants, which are not a part of the Generation Assets being sold to
Southern, will function as exempt wholesale generators. They will be operated and maintained by Southern pursuant to an initial three-year contract with Pepco Energy
Services.

Oil Spill at the Chalk Point Generating Station

          On April 7, 2000, approximately 139,000 gallons of oil leaked from the Company's pipeline at its Chalk Point Generating Station in Aquasco, Maryland. The pipeline is operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent
River and several of its tributaries. The area affected covers portions of seventeen miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Company's property. Cleanup operations have been underway under the direction of the Environmental Protection Agency since the leak was discovered. The Company has been joined in the cleanup effort by officials from other federal, state, county and local government agencies. The 51-mile pipeline, which transports oil to the Company's
Chalk Point and Morgantown plants, has been shut down by the Office of Pipeline
Safety, a unit of the federal government's Department of Transportation, until a plan of corrective measures to prevent a reoccurrence of the spill is approved. However, the plants remain fully operational and are being operated using coal and natural gas. As of
June 30, 2000, approximately $59 million in clean up costs had been incurred in connection with the oil spill; and it is currently anticipated that total costs (excluding liability claims against the Company and fines or other monetary penalties, if any) may be in the range of $70 million to $75 million. These costs, which may continue to be incurred beyond the end of the year, consist principally of the costs to clean up the oil spill such as labor, supplies, repair work on damaged properties, and the rental of equipment.

          In addition, as a result of the oil spill, nine class action lawsuits and one lawsuit on behalf of two individuals have been filed against the Company. At this early stage, no determination has been made as to the merits of the claims. The Company has indicated
its willingness to settle appropriate claims arising from the oil spill. Otherwise, the
Company intends to vigorously contest the lawsuits. Fines or penalties, if any, assessed by government authorities are not expected to be recoverable from the Company's insurance carrier. The Company does not believe that fines or penalties assessed, if any, will have a material adverse effect on its financial position; however, such fines or penalties, if any, could have a material adverse effect on the Company's results of operations in the fiscal quarter in which they are assessed.

          For the quarter ended June 30, 2000, the Company recorded the net amount of $1 million in operating expense as a result of the oil spill. This amount, which is included in the "Fuel and Purchased Energy" line item on the Company's consolidated statements of earnings, represents an accrual of $75 million in total oil spill related clean up costs, net of $5 million in insurance proceeds received to date and an additional $69 million in probable recoveries from its insurance carriers. However, no assurances can be given that this amount will actually be received. The aggregate insurance coverage available under the Company's general liability insurance policy with respect to this event is $100 million. The Company will continue to assess the status of the oil spill clean up efforts, as necessary, for any significant changes in the estimated costs of completing the remediation.

NPDES Permits

          The Company's generating stations operate under National Pollutant Discharge
Eliminating System (NPDES) permits. NPDES permits were issued for the Morgantown station in February 1995, the Dickerson station in August 1996, the Chalk Point station in
September 1996, and the Potomac River station in May 2000. NPDES renewal applications were submitted in July 1993 for the Benning station, in August 1998 for the
Potomac River station, and in August 1999 for the Morgantown station. At June 30,
2000, resolution of these applications is pending.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q, including the report of
PricewaterhouseCoopers LLP on review of unaudited interim financial information dated
August 9, 2000, will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Form S-3 (Number 33-
58810) and Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and 333-
57221), filed under the Securities Act of 1933. Such report of PricewaterhouseCoopers
LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11(a) of such Act do not apply.

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric
Power Company and its consolidated subsidiaries (the Company) as of June 30, 2000 and
1999, and the related consolidated statements of earnings and retained income for the three, six and twelve month periods then ended and the consolidated statements of cash flows for the six and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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
Washington, D.C.
August 9, 2000

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          For additional information, other than the information disclosed in the
Management's Discussion and Analysis of Consolidated Results of Operations and
Financial Condition section herein, refer to Item 7. and Item 2., Management's
Discussion and Analysis of Financial Condition and Results of Operations of the
Company's 1999 Form 10-K and March 31, 2000 Form 10-Q, respectively.

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

          Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company, and may cause actual results to differ materially from those contained in forward-looking statements:

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

          Any forward-looking statements speak only as of August 9, 2000, and the
Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Revenue

Utility

          Utility operating revenue was $574.9 million for the three months ended June 30,
2000 compared to $546 million for the corresponding period in 1999 (an increase of approximately $29 million or 5%). The increase primarily results from an increase in kilowatt-hour sales of 5.8% during the second quarter, which resulted from a stronger local economy and an increase in total customers, partially offset by reductions of 2%
and 3.5% in District of Columbia residential and non-residential base rates, respectively.
The base rate reductions implemented on January 1, 2000, reflect the termination of the conservation portion of the Environmental Cost Recovery Rider. Remaining unamortized D.C. conservation expenditures will be deducted from the proceeds of the divestiture of the generation assets, before the sharing of amounts received from the divestiture between utility customers and shareholders. Additionally, weather during the second quarter, as measured in cooling degree hours, was 33% hotter than the corresponding quarter in 1999.

          Utility operating revenue was $1,016 million for the six months ended June 30,
2000 compared to $999.1 million for the corresponding period in 1999 (an increase of approximately $17 million or 2%). The increase primarily result from an increase in kilowatt-hour sales of 4% during the period, which resulted from a stronger local economy and an increase in total customers, partially offset by reductions in District of
Columbia base rates, discussed above. Additionally, weather that was 33% hotter during the second quarter of 2000 was partially offset by milder weather during the first quarter of the year.

          Utility operating revenue was $2,236.2 million for the twelve months ended June
30, 2000 compared to $2,156.4 million for the corresponding period in 1999 (an increase of approximately $80 million or 4%). The increase primarily results from an increase in kilowatt-hour sales of 3.2% during the period, which resulted from a stronger local economy and an increase in total customers, partially offset by reductions in District of
Columbia base rates, discussed above. Additionally, summer weather during the twelve months ended June 30, 2000, as measured in cooling degree hours, was 18% hotter than
1999 and 22% hotter than the 20-year average.

Nonregulated

          Nonregulated operating revenue is derived from the operations of PCI and Pepco
Energy Services. PCI classifies its revenue as "financial investments" and "utility industry services" and Pepco Energy Services classifies its revenue as "energy services."

          Nonregulated operating revenue was $78.2 million for the three months ended June
30, 2000 compared to $54 million for the corresponding period in 1999 (an increase of approximately $24 million or 45%). The increase primarily results from the fact that energy services revenue increased by approximately $18 million over the prior period as a result of increased energy services contracting revenue and revenue generated from the continued growth of Pepco Energy Services' businesses. Additionally, utility industry services revenue increased by approximately $4 million over the prior period due to additional contracts that were entered into by PCI during 2000.

          During the first quarter of 2000, PCI executed legal and binding contracts with a third party to sell four aircraft for a total of $73 million. As a result of these contracts, the aircraft were written down to their respective sale prices at March 31, 2000, resulting in the recognition of a $5.5 million after-tax loss. In connection with the transfer of these aircraft, PCI received cash for 10% of the aggregate sales price and investment-grade recourse notes for the remaining balances, which were payable on May 14, 2000 and July
15, 2000, depending on each aircraft's contract. PCI recorded the transfers of the aircraft as financing arrangements, as it had not yet transferred to the third party significantly all of the risks and rewards of ownership of the aircraft. Two aircraft were removed from
PCI's consolidated balance sheets in May 2000, once the May 14, 2000 notes were collected and the sales finalized. The remaining two aircraft are on PCI's consolidated balance sheet at June 30, 2000, but will be removed during the third quarter of 2000 as the notes were paid in full on July 17, 2000.

          Nonregulated operating revenue was $166.3 million for the six months ended June
30, 2000 compared to $113 million for the corresponding period in 1999 (an increase of approximately $53 million or 47%). The increase primarily results from the fact that energy services revenue increased by approximately $40 million over the prior period due to increased energy services contracting revenue and the growth of the business. In addition, utility industry services revenue increased by approximately $24 million over the prior period due to the sale of PCI's 50% interest in the Cove Point liquefied natural gas storage facility and pipeline that resulted in a $19.6 million pre-tax gain recorded in the first quarter of 2000 and additional contract revenue that PCI recorded during 2000.
These increases were partially offset by a decrease of approximately $11 million in financial investments revenue over the prior year primarily associated with losses recorded on aircraft sales and reduced leasing income from reductions in the aircraft portfolio.

          Nonregulated operating revenue was $310 million for the twelve months ended
June 30, 2000 compared to $190.8 million for the corresponding period in 1999 (an increase of approximately $119 million or 62%). This increase results from a $27 million increase in utility industry services revenue and a $102 million increase in energy services revenue over the prior period, due to the reasons discussed above for the six month period. These increases were partially offset by a decrease of approximately $9 million in financial investments revenue, for the reasons discussed above for the six month period.

Operating Expenses

          Total operating expenses were $552 million for the three months ended June 30,
2000, compared to $508.6 million for the corresponding period in 1999 (an increase of approximately $43 million or 9%). Approximately $27 million of this increase is attributable to an increase in consolidated fuel and purchased energy ($10 million by the
Utility and $17 million by Pepco Energy Services). The increase in the Utility's fuel and purchased energy over the prior period results from increases in the levels of energy purchased from PJM and through bilateral energy transactions. The increase in Pepco
Energy Services' fuel and purchased energy over the prior period results from the increased operating activities of Pepco Gas Services, a division of Pepco Energy
Services, as it continues to grow its operations. An additional $5 million of the increase in total operating expenses relates to the fact that Pepco Energy Services' other operation and maintenance expense increased as it continues to build up its infrastructure for deregulation.

          Total operating expenses were $1,060.6 million for the six months ended June 30,
2000, compared to $976.2 million for the corresponding period in 1999 (an increase of approximately $84 million or 9%). Approximately $61 million of this increase is attributable to an increase in consolidated fuel and purchased energy ($25 million by the
Utility and $36 million by Pepco Energy Services). The increase in the Utility's fuel and purchased energy over the prior period results from increases in the levels of energy purchased from PJM and through bilateral energy transactions. The increase in Pepco
Energy Services' fuel and purchased energy over the prior period results from the increased operating activities of Pepco Gas Services as it continues to grow its operations. An additional $8 million of the increase in total operating expenses relates to the fact that Pepco Energy Services' other operation and maintenance expense increased as it continues to build up its infrastructure for deregulation.

          Total operating expenses were $2,180 million for the twelve months ended June
30, 2000, compared to $1,961.6 million for the corresponding period in 1999 (an increase of approximately $218 million or 11%). Approximately $172 million of this increase is attributable to an increase in consolidated fuel and purchased energy ($82 million by the
Utility and $90 million by Pepco Energy Services). The increase in the Utility's fuel and purchased energy expense over the prior period results from the reasons discussed in the three and six month periods above. The increase in Pepco Energy Services' fuel and purchased energy over the prior twelve month period is also consistent with the explanation for the increase in the three and six month periods provided above.
Additionally, $21 million of the increase in total operating expenses primarily results from the fact that Pepco Energy Services' other operation and maintenance expense increased as it continues to build up its infrastructure for deregulation.

(Loss) Income from Equity Investments, principally Telecommunication Entities

          These amounts represent the Company's share of the pre-tax income or losses from entities in which it has a 20% to 50% equity investment. The Company's most significant equity investment is the joint venture known as Starpower Communications, LLC
(Starpower) that was formed in 1997 between wholly owned subsidiaries of PCI and
RCN Corporation. Additionally, this line item includes income from Pepco Energy
Services' 50% share of the operations from Viron/Pepco Services, Inc., a joint venture, which was created in 1999 to provide energy-savings performance contract services to the Military District of Washington.

          Starpower, which is discussed in detail in Item 8. Financial Statements and
Supplementary Data in the Company's 1999 Form 10-K, is the only regional company providing cable television, local and long distance telephone and dial-up and high-speed
Internet services in a competitively priced bundled package for residential customers, over an advanced fiber-optic network. Total customer subscriber services including cable television, telephone and Internet customers were in excess of 275,000 as of June 30,
2000, compared to in excess of 260,000 customers as of June 30, 1999. The customer subscriber services base is composed of customers served on Starpower's advanced fiber-
optic network (On-network customers) and off of other networks ahead of Starpower's build-out (Off-network). The On-network customer subscriber services include cable television and local and long distance telephone and high-speed Internet and totaled in excess of 27,000 as of June 30, 2000, compared to 7,000 at June 30, 1999. The Off-
network customer subscriber services include dial-up Internet and resale local and long distance telephone and totaled approximately 248,000 as of June 30, 2000, compared to in excess of 253,000 at June 30, 1999.

          Authorized cable households for Starpower in the Washington metropolitan area at
June 30, 2000, exceeded 550,000, up from approximately 250,000 authorized cable households at June 30, 1999. Starpower continues to solicit approvals from the remaining jurisdictions within the Washington metropolitan area and is currently seeking further agreements that will add over 900,000 additional households. Through June 30,
2000, Starpower has built sufficient advanced fiber-optic network to cumulatively reach approximately 100,000 On-network households as compared to approximately 8,900 On-
network households at June 30, 1999. The average customer household acquiring On-
network services, subscribes to more than two Starpower services. As of June 30, 2000,
PCI has invested $110.2 million of its initial $150 million commitment in Starpower.
PCI expects to invest the balance of its initial capital commitment during 2000.

          The Loss from Equity Investments, principally Telecommunication Entities, increased for the three, six and twelve months ended June 30, 2000, compared to the corresponding periods in 1999, primarily due to the costs of expanding the Starpower fiber-optic network. The largest component of these losses is derived from Starpower losses. PCI expects that Starpower will continue to incur losses in 2000 as it develops and expands its network and customer base. During 2000, Starpower may decide to accelerate the scope and pace of system construction in 2001 and beyond based upon the favorable receipt of additional cable franchises ahead of plan. If Starpower decides to ccelerate its build, its pre-tax losses may increase over the near-term.

Income Tax Expense/Effective Federal Income Tax Rate

          The increases in consolidated income tax expense for the three, six and twelve months ended June 30, 2000, compared to the corresponding periods in 1999, result from
PCI's recognition of $18.7 million in tax benefits in June 1999 associated with the completion of a restructuring transaction related to a partnership. This restructuring has allowed PCI to consolidate the majority of its aircraft under one umbrella company, and by doing so, facilitate the management and disposition of its aircraft portfolio. The
Company's effective federal income tax rate was 33.9% for the twelve months ended
June 30, 2000, compared to 26.6% for the corresponding period in 1999.

Oil Spill at the Chalk Point Generating Station

          On April 7, 2000, approximately 139,000 gallons of oil leaked from the Company's pipeline at its Chalk Point Generating Station in Aquasco, Maryland. The pipeline is operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent
River and several of its tributaries. The area affected covers portions of seventeen miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Company's property. Cleanup operations have been underway under the direction of the Environmental Protection Agency since the leak was discovered. The Company has been joined in the cleanup effort by officials from other federal, state, county and local government agencies. The 51-mile pipeline, which transports oil to the Company's
Chalk Point and Morgantown plants, has been shut down by the Office of Pipeline
Safety, a unit of the federal government's Department of Transportation, until a plan of corrective measures to prevent a reoccurrence of the spill is approved. However, the plants remain fully operational and are being operated using coal and natural gas. As of
June 30, 2000 approximately $59 million in clean up costs had been incurred in connection with the oil spill; and it is currently anticipated that total costs (excluding liability claims against the Company and fines or other monetary penalties, if any) may be in the range of $70 million to $75 million. These costs, which may continue to be incurred beyond the end of the year, consist principally of the costs to clean up the oil spill such as labor, supplies, repair work on damaged properties, and the rental of equipment.

          In addition, as a result of the oil spill, nine class action lawsuits and one lawsuit on behalf of two individuals have been filed against the Company. At this early stage, no determination has been made as to the merits of the claims. The Company has indicated
its willingness to settle appropriate claims arising from the oil spill. Otherwise, the
Company intends to vigorously contest the lawsuits. Fines or penalties, if any, assessed by government authorities are not expected to be recoverable from the Company's insurance carrier. The Company does not believe that fines or penalties assessed, if any, will have a material adverse effect on its financial position; however, such fines or penalties, if any, could have a material adverse effect on the Company's results of operations in the fiscal quarter in which they are assessed.

          For the quarter ended June 30, 2000, the Company recorded the net amount of $1 million in operating expense as a result of the oil spill. This amount, which is included in the "Fuel and Purchased Energy" line item on the Company's Consolidated Statements of
Earnings, represents an accrual of $75 million in total oil spill related clean up costs, net of $5 million in insurance proceeds received to date and an additional $69 million in probable recoveries from its insurance carriers. However, no assurances can be given that this amount will actually be received. The aggregate insurance coverage available under the Company's general liability insurance policy with respect to this event is $100 million. The Company will continue to assess the status of the oil spill clean up efforts, as necessary, for any significant changes in the estimated costs of completing the remediation.

CAPITAL RESOURCES AND LIQUIDITY

Short Term Borrowings

          As discussed in Note (3) of the Notes to Consolidated Financial Statements,
Treasury Stock Transactions, on June 28, 2000, the Company purchased 4,958,800 of its common shares that had been acquired by B of A for a total cost, including commissions and accrued interest, of approximately $125.8 million. This amount was funded by the
Company through a short-term adjustable rate loan from B of A's parent company, which initially bears interest at 7.285%. The loan, which the Company intends to repay with a portion of the proceeds from the divestiture, was issued on June 28, 2000.

          Additionally, on July 28, 2000, the Company purchased an additional 2,069,700 shares from B of A for a total cost of approximately $55.7 million. This amount was also funded by a short term loan from B of A's parent company.

Long Term Borrowings

          On July 7, 2000, PCI completed a new series Medium-Term Note facility providing up to $900 million of future debt issuances. The notes will bear interest at fixed or floating rates and will have varying maturity dates from nine months and one day from the date of issue through November 30, 2009.

Dividends on Common Stock

          On July 27, 2000, a dividend of 41.5 cents per share was declared payable
September 29, 2000, to holders of record of the Company's common stock on September
11, 2000. This results in a current annual dividend rate on common stock of $1.66 per share. The Company's annual dividend rate on its common stock is determined by the
Company's Board of Directors on a quarterly basis. In view of the impending divestiture of the Company's generation assets and the competitive environment in which the
Company's future operations will take place following the divestiture, the Board of
Directors believes that the high payout ratio represented by the current annual dividend rate of $1.66 per share will not be consistent with the Company's future utility and telecommunications operations. Accordingly, the Board anticipates changing its dividend rate in the second half of 2000.

Construction and Generating Capacity

          Construction expenditures, excluding the Allowance for Funds Used During
Construction and Capital Cost Recovery Factor, totaled $115.5 million for the six months ended June 30, 2000, ($45 million related to generation) and are projected to total $203 million ($75 million related to generation, including $25 million of Clean Air Act expenditures) for the year 2000. The Company anticipates completing the divestiture of its Generation Assets by the end of 2000 and accordingly, does not expect to incur generation-related construction or Clean Air Act expenditures beyond the date of closing.
For the five-year period 2000-2004, construction expenditures are projected to total $646
($75 million related to generation).

Preferred Stock Repurchase

          On May 8, 2000, the Company repurchased 10,000 shares of Redeemable Preferred
Stock, $3.40 Series of 1992, at $49.50 per share. The repurchase totaled approximately
$.5 million.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK

          Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk of
the Company's 1999 Form 10-K.

PART II   OTHER INFORMATION
Item 1.      LEGAL PROCEEDINGS

          Refer to Item 3. Legal Proceedings of the Company's 1999 Form 10-K.

Item 5.      OTHER INFORMATION

Statistical Data

	Three Months Ended			Twelve Months Ended
	June 30,			June 30,
	2000	1999	% Change	2000	1999	% Change

Utility Operating Revenue
(Millions of Dollars)

Electric Revenue	$ 506.7	$ 481.1	5.3	$ 1,942.0	$1,900.5	2.2
Other	68.2	64.9	5.1	294.2	255.9	15.0
Total	$ 574.9	$ 546.0	5.3	$ 2,236.2	$2,156.4	3.7

Electric Revenue by Class of Service

Residential	$ 144.6	$ 136.2	6.2	$ 593.0	$ 577.5	2.7
General Service	310.1	295.8	4.8	1,136.8	1,117.0	1.8
Large Power Service *	9.8	9.0	8.9	37.0	34.9	6.0
Street Lighting	3.2	3.2	-	13.8	13.4	3.0
Rapid Transit	7.9	7.7	2.6	30.9	30.1	2.7
Wholesale	31.1	29.2	6.5	130.5	127.6	2.3
System	$ 506.7	$ 481.1	5.3	$ 1,942.0	$1,900.5	2.2

Energy Sales
(Millions of KWH)

Residential	1,589	1,494	6.4	7,107	6,877	3.3
General Service	4,090	3,890	5.1	16,208	15,750	2.9
Large Power Service *	179	163	9.8	722	675	7.0
Street Lighting	36	35	2.9	169	165	2.4
Rapid Transit	112	104	7.7	451	425	6.1
Wholesale	655	607	7.9	2,826	2,729	3.6
System	6,661	6,293	5.8	27,483	26,621	3.2

Average System Revenue
perKWH (Cents/KWH)	7.61	7.65	(0.5)	7.07	7.14	(1.0)

System Peak Demand **
(Thousands of KW)

Summer	-	-		5,927	5,735
Winter	-	-		4,735	4,631

Net Generation
(Millions of KWH)	4,307	4,946		21,719	22,271

Fuel Mix (% of Btu)
Coal (%)	80	74		82	81
Oil (%)	3	20		10	15
Gas (%)	17	6		8	4

Fuel Cost per MBtu
System Average	$2.02	$1.75		$1.74	$1.69

Weather Data
Heating Degree Days	328	288		3,598	3,637
20 Year Average	337			3,963
Cooling Degree Hours	2,863	2,149		11,533	9,735
20 Year Average	2,345			9,543

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

**   At June 30, 2000, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re unaudited interim financial information - filed herewith.
	Exhibit 27	-	Financial data schedule - filed herewith.
(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on June 8, 2000, summarizing the Company's plan to divest its generation assets to Southern
Energy, Inc. for $2.65 billion. The items reported on such Form 8-K were
Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on June 13, 2000, attaching the Asset Purchase and Sale Agreement for Generating Plants and
Related Assets by and between the Company and Southern Energy, Inc. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7.
(Financial Statements and Exhibits).

                                                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Potomac Electric Power Company Registrant By /s/ D. R. Wraase President and Chief Financial Officer

August 9, 2000
       Date

Exhibit 12  Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 2000, and each of the years 1999 through 1995, on the basis of Utility operations only, are as follows.

	Twelve
	Months Ended	For the Year Ended December 31,
	June 30, 2000	1999	1998	1997	1996	1995
		(Dollar Amounts in Millions)

Net income	$214.8	$228.0	$211.2	$164.7	$220.1	$218.8
Taxes based on income	137.4	142.6	131.0	97.5	135.0	129.4
Income before taxes	352.2	370.6	342.2	262.2	355.1	348.2
Fixed charges:
Interest charges	159.7	156.1	151.8	146.7	146.9	146.6
Interest factor in rentals	23.3	23.4	23.8	23.6	23.6	23.4
Total fixed charges	183.0	179.5	175.6	170.3	170.5	170.0
Income before income taxes and fixed charges	$535.2	$550.1	$517.8	$432.5	$525.6	$518.2
Coverage of fixed charges	2.92	3.06	2.95	2.54	3.08	3.05

Preferred dividend requirements	$7.7	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.64	1.63	1.62	1.59	1.61	1.59
Preferred dividend factor	$12.6	$14.5	$29.2	$26.2	$26.7	$26.9
Total fixed charges and preferred dividends	$195.6	$194.0	$204.8	$196.5	$197.2	$196.9
Coverage of combined fixed charges and preferred dividends	2.74	2.84	2.53	2.20	2.66	2.63

Exhibit 12  Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 2000, and each of the years 1999 through 1995, on a consolidated basis, are as follows.

	Twelve
	Months Ended	For the Year Ended December 31,
	June 30, 2000	1999	1998	1997	1996	1995
		(Dollar Amounts in Millions)

Net income	$213.5	$247.1	$226.3	$181.8	$237.0	$94.4
Taxes based on income	130.7	114.5	122.3	65.6	80.4	43.7
Income before taxes	344.2	361.6	348.6	247.4	317.4	138.1
Fixed charges:
Interest charges	216.9	208.7	208.6	216.1	231.1	238.7
Interest factor in rentals	23.7	23.8	24.0	23.7	23.9	26.7
Total fixed charges	240.6	232.5	232.6	239.8	255.0	265.4
Nonregulated subsidiary capitalized interest	(3.2)	(1.8)	(0.6)	(0.5)	(0.7)	(0.5)
Income before income taxes and fixed charges	$581.6	$592.3	$580.6	$486.7	$571.7	$403.0
Coverage of fixed charges	2.42	2.55	2.50	2.03	2.24	1.52

Preferred dividend requirements	$7.7	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.61	1.46	1.54	1.36	1.34	1.46
Preferred dividend factor	$12.3	$12.9	$27.7	$22.4	$22.2	$24.7
Total fixed charges and preferred dividends	$252.9	$245.4	$260.3	$262.2	$277.2	$290.1
Coverage of combined fixed charges and preferred dividends	2.30	2.41	2.23	1.86	2.06	1.39

                                                                                                              Exhibit 15

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated August 9, 2000 on our review of interim financial information of Potomac Electric Power Company for the period ended June 30, 2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and 333-
57221) filed on September 12, 1990, May 18, 1994, June 17, 1994, June 12, 1998 and
June 19, 1998, respectively, and on Form S-3 (Number 33-58810) filed on February 26,
1993.

Very truly yours,

/s/ PricewaterhouseCoopers LLP
Washington, D.C.
August 9, 2000