Form 10-Q
period 2000-09-30
POTOMAC ELECTRIC POWER CO
filed 2000-10-26
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended				September 30, 2000

Commission File Number				1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)				53-0127880 (I.R.S. Employer Identification No.)

1900 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive office)				20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at September 30, 2000
Common Stock, $1 par value		111,364,736

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999
	(Millions, except per share data)

Operating Revenue
Utility	$749.8	$799.3	$1,765.8	$1,798.5
Nonregulated	85.9	62.4	252.2	175.4
Total Operating Revenue	835.7	861.7	2,018.0	1,973.9

Operating Expenses
Fuel and purchased energy	363.3	331.0	887.1	794.3
Other operation and maintenance	99.2	100.1	298.2	287.8
Depreciation and amortization	56.9	70.3	191.8	204.2
Other taxes	55.8	60.5	155.0	155.3
Interest	54.5	48.9	158.3	145.5
Total Operating Expenses	629.7	610.8	1,690.4	1,587.1

Loss from Equity Investments, principally Telecommunication Entities	(3.2)	(2.6)	(11.1)	(7.4)

Pre-tax Income	202.8	248.3	316.5	379.4

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	6.9	6.9

Income Tax Expense	79.7	92.0	121.1	117.2

Net Income	120.8	154.0	188.5	255.3

Dividends on Preferred Stock	1.3	2.1	4.1	6.0

Earnings Available for Common Stock	119.5	151.9	184.4	249.3

Retained Income at Beginning of Period	743.3	744.4	779.3	747.3
Dividends on Common Stock	(46.3)	(49.1)	(144.6)	(147.5)
Nonregulated Subsidiary Marketable Securities, Net Unrealized Gain (Loss), Net of Tax	1.2	(4.9)	(1.4)	(6.8)
Retained Income at End of Period	$817.7	$842.3	$817.7	$842.3

Basic Average Common Shares Outstanding	112.0	118.5	116.3	118.5
Basic Earnings Per Share of Common Stock	$1.07	$1.28	$1.59	$2.10
Diluted Average Common Shares Outstanding	115.4	121.9	119.7	122.9
Diluted Earnings Per Share of Common Stock	$1.04	$1.25	$1.56	$2.06
Cash Dividends Per Share of Common Stock	$0.415	$0.415	$1.245	$1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at September 30, 2000)
	September 30,	December 31,
	2000	1999
ASSETS	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$55.2	$98.7
Marketable securities	192.9	203.2
Accounts receivable, less allowance for uncollectible accounts of $9.0 and $8.0	465.3	295.0
Fuel, materials and supplies - at average cost	161.8	192.0
Prepaid expenses	2.8	35.9
Total Current Assets	878.0	824.8

INVESTMENTS AND OTHER ASSETS
Investment in finance leases	584.2	664.3
Operating lease equipment - net of accumulated depreciation of $129.4 and $113.9	62.4	77.9
Regulatory assets	419.4	411.7
Other	485.3	407.5
Total Investments and Other Assets	1,551.3	1,561.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,937.1	6,784.3
Accumulated depreciation	(2,373.1)	(2,259.9)
Net Property, Plant and Equipment	4,564.0	4,524.4

TOTAL ASSETS	$6,993.3	$6,910.6

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt and preferred stock redemption	$540.8	$347.0
Accounts payable and accrued payroll	207.9	239.0
Capital lease obligations due within one year	20.8	20.8
Interest and taxes accrued	142.1	85.1
Other	141.2	91.6
Total Current Liabilities	1,052.8	783.5

DEFERRED CREDITS
Income taxes	1,085.1	1,052.8
Investment tax credits	47.3	50.0
Other	21.7	22.0
Total Deferred Credits	1,154.1	1,124.8

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,806.8	2,867.0

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	40.8	50.0
Redeemable serial preferred stock	49.5	50.0
Total Preferred Stock	90.3	100.0

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, outstanding 111,364,736 and 118,530,802, respectively	118.5	118.5
Premium on stock and other capital contributions	1,026.5	1,025.4
Capital stock expense	(12.9)	(12.9)
Accumulated other comprehensive loss	(3.2)	(1.8)
Retained income	820.9	781.1
	1,949.8	1,910.3
Less cost of shares of common stock in treasury
(7,180,000 and zero shares)	(185.5)	-
Total Shareholders' Equity	1,764.3	1,910.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,993.3	$6,910.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,

	2000	1999
	(Millions of Dollars)

OPERATING ACTIVITIES

Net income	$188.5	$255.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	191.8	204.2
Changes in:
Accounts receivable	(171.3)	(114.8)
Fuel, materials and supplies	30.2	(44.7)
Regulatory assets	(32.0)	6.7
Contract termination fee	(1.1)	(24.1)
Accounts payable	(31.6)	23.9
Net other operating activities	100.9	47.9
Net Cash From Operating Activities	275.4	354.4

INVESTING ACTIVITIES

Net investment in property, plant and equipment	(167.1)	(135.0)
Proceeds from:
Purchase of marketable securities, net of sales or redemptions	7.9	(9.5)
Purchases of other investments, net of sales or distribution	(41.5)	(176.7)
Gain from liquidation of partnership, net of proceeds	-	(1.1)
Net Cash Used by Investing Activities	(200.7)	(322.3)

FINANCING ACTIVITIES

Dividends on preferred and common stock	(148.7)	(153.5)
Purchase of treasury stock	(185.5)	-
Redemption of preferred stock	(6.0)	-
Reacquisition of long-term debt, net of issuances	(60.2)	(33.0)
Issuance of short-term debt, net of repayments	193.8	109.6
Proceeds from the sale of aircraft	87.1	-
Other financing activities	1.3	(2.4)
Net Cash Used By Financing Activities	(118.2)	(79.3)

Net Decrease In Cash and Cash Equivalents	(43.5)	(47.2)
Cash and Cash Equivalents at Beginning of Year	98.7	86.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$55.2	$38.8

Cash paid for interest (net of capitalized interest of $2.8 and $1.1) and income taxes:
Interest (including nonregulated subsidiary interest of $48.5 and $45)	$173.1	$162.9
Income taxes received	$(8.2)	$(21.4)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For additional information, other than the information discussed in the Notes to
Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 1999 Form 10-K and the Notes to
Consolidated Financial Statements of the Company's March 31, 2000 Form 10-Q and
June 30, 2000 Form 10-Q.

(1)      Organization and Segment Information

Organization

          Potomac Electric Power Company (Pepco, or the Company) is engaged in utility operations (the Utility) and in diversified, competitive energy and telecommunications businesses through its wholly owned nonregulated subsidiary, Pepco Holdings, Inc.
(PHI). PHI was created in 1999 as the parent company of its two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services,
Inc. (Pepco Energy). In September 2000, PepMarket.com, LLC ("PepMarket") was
organized as a third direct, wholly owned subsidiary of PHI. PepMarket will seek to earn fee income by supplying efficient, low-cost, internet-based procurement services to businesses and institutional customers, initially focusing on the seven million person
Washington, D.C., Baltimore and Northern Virginia metropolitan region. It is anticipated that PepMarket will begin doing business by December 2000. As of September 30, 2000,
Pepco has invested $5 million of its $16 million commitment to PepMarket.
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
Thereafter, Pepco Energy will continue to supply full-requirements electricity to SMECO pursuant to a competitively awarded four-year contract commencing in January 2001.
The Utility also delivers economy energy to the Pennsylvania-New Jersey-Maryland
Interconnection LLC (PJM) of which it is a member.

          As discussed in Note (4) Commitments and Contingencies of the Notes to
Consolidated Financial Statements, on June 7, 2000, the Company entered into an agreement with Southern Energy Inc. (Southern), a wholly owned subsidiary of Southern
Company, to sell substantially all of its plants, facilities and equipment used in the generation of electricity, its purchased capacity contracts, and its other rate-based assets that are not required for the provision of electric transmission and distribution services
(the Generation Assets) for $2.65 billion. Additionally, on May 19, 2000, the Company reached an agreement with PPL Global, Inc. and Allegheny Energy Supply Company,
LLC, to sell its 9.72 percent interest in the Conemaugh Generating Station for approximately $152.5 million. Accordingly, the total the Company will receive for the divestitures is $2.8 billion. The Company anticipates that both divestitures will close by
December 31, 2000.

          Subsequent to the closing of the divestitures, the Utility's operations will consist of its regulated transmission and distribution services. The Company will compete for market share throughout the mid-Atlantic region in the deregulated electricity, natural gas, and telecommunications markets through its nonregulated subsidiaries.

          Maryland customers began to have their choice of electricity suppliers on July 1,
2000, and in D.C., customers will have their choice of electricity suppliers beginning
January 1, 2001.

Segment Information

          The Company has identified the Utility's operations including the Trust (Utility
Segment) and PHI's operations (Nonregulated Segment) as its two reportable segments.
The following tables present condensed financial information for the three and nine months ended September 30, 2000 and 1999, respectively.

	Nonregulated Segment
	Utility	PCI	Pepco Energy	Total PHI	Total Pepco

Three Months Ended:	(Unaudited, in Millions of Dollars)
September 30, 2000
Operating Revenue	$ 749.8	$ 33.3	$ 52.6	$ 85.9	$835.7
Operating Expenses	541.4	29.9	58.4	88.3	629.7
(Loss) Income from Equity Investments, principally Telecommunication Entities	-	(4.8)	1.6	(3.2)	(3.2)
Pre-Tax Income (Loss)	208.4	(1.4)	(4.2)	(5.6)	202.8
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	83.5	(2.3)	(1.5)	(3.8)	79.7
Net Income (Loss)	$ 122.6	$ .9	$ (2.7)	$ (1.8)	$120.8

September 30, 1999
Operating Revenue	$ 799.3	$ 27.2	$ 35.2	$ 62.4	$861.7
Operating Expenses	547.9	25.1	37.8	62.9	610.8
Loss from Equity Investments, principally Telecommunication Entities	-	(2.6)	-	(2.6)	(2.6)
Pre-Tax Income (Loss)	251.4	(.5)	(2.6)	(3.1)	248.3
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	95.4	(2.5)	(.9)	(3.4)	92.0
Net Income (Loss)	$ 153.7	$ 2.0	$ (1.7)	$ .3	$154.0

	Nonregulated Segment
	Utility	PCI	Pepco Energy	Total PHI	Total Pepco

Nine Months Ended:	(Unaudited, in Millions of Dollars)
September 30, 2000
Operating Revenue	$1,765.8	$109.5	$ 142.7	$ 252.2	$2,018.0
Operating Expenses	1,445.5	87.1	157.8	244.9	1,690.4
(Loss) Income from Equity Investments, principally Telecommunication Entities	-	(13.6)	2.5	(11.1)	(11.1)
Pre-Tax Income (Loss)	320.3	8.8	(12.6)	(3.8)	316.5
Distributions on Preferred Securities of Subsidiary Trust	6.9	-	-	-	6.9
Income Tax Expense (Benefit)	126.3	(.8)	(4.4)	(5.2)	121.1
Net Income (Loss)	$ 187.1	$ 9.6	$ (8.2)	$ 1.4	$ 188.5

September 30, 1999
Operating Revenue	$1,798.5	$ 90.0	$ 85.4	$ 175.4	$1,973.9
Operating Expenses	1,416.7	78.1	92.3	170.4	1,587.1
Loss from Equity Investments, principally Telecommunication Entities	-	(7.4)	-	(7.4)	(7.4)
Pre-Tax Income (Loss)	381.8	4.5	(6.9)	(2.4)	379.4
Distributions on Preferred Securities of Subsidiary Trust	6.9	-	-	-	6.9
Income Tax Expense (Benefit)	143.4	(23.8)	(2.4)	(26.2)	117.2
Net Income (Loss)	$ 231.5	$ 28.3	$ (4.5)	$ 23.8	$ 255.3

(2) Summary of Significant Accounting Policies

Basis of Presentation

          The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 1999
Form 10-K and March 31, 2000 Form 10-Q and June 30, 2000 Form 10-Q.

          Prior period amounts have been reclassified in order to conform to the current period presentation and to present financial data for PCI and Pepco Energy on a comparable basis given the formation of PHI in May 1999.

Comprehensive Income

          The Company's components of comprehensive income are net income and unrealized gains and losses on marketable securities. Comprehensive income was $122 million and $187.1 million for the three and nine months ended September 30, 2000, compared to $149.1 million and $248.5 million for the corresponding periods ended
September 30, 1999.

(3)     Treasury Stock Transactions

          As discussed in detail in Note (3) Treasury Stock Transactions in the Company's
June 30, 2000 Form 10-Q, in April 2000, following the indicative bid stage of the auction process used to divest its Generation Assets, the Company announced its Board approved plan to repurchase up to $200 million of its common stock as a preliminary use of the proceeds that will be received from the divestiture. As of September 30, 2000, the
Company acquired 7,180,000 treasury shares for a total cost of $185.5 million, which is reflected as a reduction to shareholders' equity on the accompanying consolidated balance sheets.

          During the period October 9, 2000 through October 26, 2000, the Company completed the remaining $14.5 million of approved repurchases by acquiring approximately 611,000 additional shares.

(4)     Commitments and Contingencies

Divestiture of Generation Assets

          On June 7, 2000, the Company entered into an agreement with Southern (the
Agreement) to sell the Generation Assets for $2.65 billion. The Agreement was reached after Southern was selected by the Company as the winning bidder in its auction process that was held to select the buyer of its Generation Assets. Additionally, on May 19,
2000, the Company reached an agreement with PPL Global, Inc. and Allegheny Energy
Supply Company, LLC, to sell its 9.72 percent interest in the Conemaugh Generating
Station (Conemaugh) for approximately $152.5 million. The Company anticipates that both divestitures will close by December 31, 2000. Accordingly, the total the Company will receive for the divestitures of its Generation Assets and its interest in Conemaugh is
$2.8 billion. After all customer sharing, if any, as provided in the Maryland and D.C.
Commissions' divestiture orders, and payment of any income tax obligations, the
Company intends to use the balance of funds remaining from the divestitures to further its business strategies and/or to reduce its capital structure. The amounts applied by the
Company to each of these purposes will depend on an economic evaluation of the reinvestment opportunities available. Additionally, the Company is seeking regulatory approval to transfer its Benning Road and Buzzard Point generating plants, with a total installed capacity of 806 megawatts, to a subsidiary of Pepco Energy. These power plants, which are not a part of the Generation Assets being sold to Southern, will function as exempt wholesale generators. They will be operated and maintained by Southern pursuant to an initial three-year contract with Pepco Energy.

Oil Spill at the Chalk Point Generating Station

          As discussed in detail in Note (4) Commitments and Contingencies in the
Company's June 30, 2000 Form 10-Q, on April 7, 2000, approximately 139,000 gallons of oil leaked from the Company's pipeline at its Chalk Point Generating Station in
Aquasco, Maryland.

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

NPDES Permits

          The Company's generating stations operate under National Pollutant Discharge
Eliminating System (NPDES) permits. NPDES permits were issued for the Morgantown station in February 1995, the Dickerson station in August 1996, the Chalk Point station in
September 1996, and the Potomac River station in April 2000. NPDES renewal applications were submitted in July 1993 for the Benning station and in August 1999 for the Morgantown station. At September 30, 2000, resolution of these applications is pending.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q, including the report of
PricewaterhouseCoopers LLP on review of unaudited interim financial information dated
October 26, 2000, will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Form S-3 (Number
33-58810) and Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and
333-57221), filed under the Securities Act of 1933. Such report of
PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration
Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the
liability provisions of Section 11(a) of such Act do not apply.

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric
Power Company and its consolidated subsidiaries (the Company) as of September 30,
2000, and the related consolidated statements of earnings and retained income for each of the three month and nine month periods ended September 30, 2000 and the consolidated statements of cash flows for the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with generally accepted accounting principles accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the
United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Washington, D.C.
October 26, 2000

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          For additional information, other than the information disclosed in the
Management's Discussion and Analysis of Consolidated Results of Operations and
Financial Condition section herein, refer to Item 7. and Item 2., Management's
Discussion and Analysis of Financial Condition and Results of Operations of the
Company's 1999 Form 10-K and its March 31, 2000 Form 10-Q and June 30, 2000
Form 10-Q, respectively.

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

-	changes in and compliance with environmental and safety laws and policies;
-	weather conditions;
-	population growth rates and demographic patterns;
-	competition for retail and wholesale customers;
-	growth in demand, sales and capacity to fulfill demand;
-	changes in tax rates or policies or in rates of inflation;
-	changes in project costs;
-	unanticipated changes in operating expenses and capital expenditures;
-	capital market conditions;
-	competition for new energy development opportunities and other opportunities;
-	legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company;
-	pace of entry into new markets;
-	time and expense required for building out the planned Starpower network;
-	success in marketing services;
-	possible development of alternative technologies;
-	the ability to secure electric and gas supply to fulfil sales commitments at favorable prices; and
-	the cost of fuel.

          Any forward-looking statements speak only as of October 26, 2000, and the
Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Revenue

Utility

          Utility operating revenue was $749.8 million for the three months ended September
30, 2000 compared to $799.3 million for the corresponding period in 1999 (a decrease of approximately $49 million or 6%). The decrease resulted primarily from cooler weather over the period and base rate reductions in Maryland and D.C. Temperatures during the summer of 2000 were 48% milder (70% in the month of July 2000), as measured in cooling degree hours, and were 37% milder than the corresponding 20-year average. In regards to base rate reductions, effective July 1, 2000, base rates were reduced 1.5 percent for both District of Columbia residential and non-residential customers, and 3 percent and $3 million for Maryland residential and non-residential customers, respectively.

          Utility operating revenue was $1,765.8 million for the nine months ended
September 30, 2000 compared to $1,798.5 million for the corresponding period in 1999
(a decrease of approximately $33 million or 2%). The decrease resulted primarily from the base rate reductions described above.

Nonregulated

          Nonregulated operating revenue is derived from the operations of PCI and Pepco
Energy. PCI classifies its revenue as "financial investments" and "utility industry services" and Pepco Energy classifies its revenue as "energy and energy services."

          Nonregulated operating revenue was $85.9 million for the three months ended
September 30, 2000 compared to $62.4 million for the corresponding period in 1999 (an increase of approximately $23 million or 37%). The increase resulted primarily from the fact that energy and energy services revenue increased by approximately $17 million over the corresponding period in 1999 due to the continued growth of Pepco Energy's businesses. Additionally, utility industry services revenue increased by approximately $4 million over the corresponding period in 1999 due to additional contracts that were entered into by PCI during 2000. Financial investments revenue increased approximately
$2 million during the period due to the timing and disposition of investments.

           Nonregulated operating revenue was $252.2 million for the nine months ended
September 30, 2000 compared to $175.4 million for the corresponding period in 1999 (an increase of approximately $77 million or 44%). The increase primarily resulted from the fact that energy and energy services revenue increased by approximately $57 million over the corresponding period in 1999 due to the continued growth of Pepco Energy's businesses. In addition, utility industry services revenue increased by approximately $28 million over the corresponding period in 1999 due to both the sale of PCI's 50% interest in the Cove Point liquefied natural gas storage facility and pipeline that resulted in a
$19.6 million pre-tax gain recorded in the first quarter of 2000 and additional contract revenue that PCI recorded during 2000. These increases were partially offset by a decrease of approximately $8 million in financial investments revenue primarily associated with losses recorded on aircraft sales and reduced leasing income from reductions in the aircraft portfolio.

          Through September 30, 2000, PCI has completed the sale of five commercial aircraft (two MD-82's on lease to Continental Airlines, two B-737s on lease to United
Airlines and one DC-10-30 on lease to Continental Airlines). The sale of these aircraft, which is consistent with PCI's objective of exiting the aircraft leasing business has resulted in year-to-date after-tax losses of approximately $5.4 million.

Operating Expenses

          Total operating expenses were $629.7 million for the three months ended
September 30, 2000, compared to $610.8 million for the corresponding period in 1999
(an increase of approximately $19 million or 3%). This increase resulted from an increase of approximately $32 million attributable to consolidated fuel and purchased energy ($19 million by the Utility and $13 million by Pepco Energy) partially offset by a
$13 million decrease in Utility depreciation and amortization expense. The increase in the Utility's fuel and purchased energy over the prior period resulted from increases in the levels of energy purchased from PJM and through bilateral energy transactions. The increase in Pepco Energy fuel and purchased energy over the prior period resulted from the increased operating activities of Pepco Gas Services, a division of Pepco Energy, as it continues to grow its operations. The decrease in Utility depreciation and amortization expense over the period resulted from a reduction in the amortization of conservation expenditures as all of Maryland and most of D.C. conservation expenditures are no longer being amortized. Additionally, a decrease of approximately $5 million in Utility other taxes, which resulted primarily from the elimination of the gross receipts tax on generation revenues in Maryland and a reduction in property taxes on generation assets in
Maryland, was completely offset by an approximately $5 million increase in Utility interest expense primarily related to the increase in short term debt used to finance the acquisition of a significant portion of the Company's treasury stock acquisitions.

          Total operating expenses were $1,690.4 million for the nine months ended
September 30, 2000, compared to $1,587.1 million for the corresponding period in 1999
(an increase of approximately $103 million or 7%). Approximately $93 million of this increase was attributable to an increase in consolidated fuel and purchased energy ($43 million by the Utility and $50 million by Pepco Energy). Additionally, other operation and maintenance expense increased by approximately $10 million (Pepco Energy increased approximately $22 million offset by a decrease of approximately $12 million by the Utility.) The increase in the Utility's fuel and purchased energy over the prior period resulted from increases in the levels of energy purchased from PJM and through bilateral energy transactions. The increase in Pepco Energy's fuel and purchased energy over the prior period resulted from the increased operating activities of Pepco Gas
Services as it continues to grow its operations. The increase in Pepco Energy's other operation and maintenance expense resulted from the fact that Pepco Energy continued to build up its infrastructure for deregulation while the decrease in the Utility's other operation and maintenance expense resulted primarily from reduced labor and benefits costs over the period. Additionally, a decrease in depreciation and amortization expense at the Utility of approximately $12 million was completely offset by an increase of approximately $12 million in interest expense ($8 million at the Utility and $4 million at
PCI.) The decrease in the Utility's depreciation and amortization expense and the increase in its interest expense resulted from the reasons discussed in the three month period above. The increase in PCI's interest expense is due to additional long term debt that was obtained to acquire new lease investments in late 1999 and to fund a portion of
PCI's capital commitments to Starpower Communications LLC (Starpower).

Accounting For Fuel Costs

          Effective July 1, 2000 in Maryland (the date of the commencement of customer choice) the recovery of fuel costs were no longer subject to the Company's fuel clause and therefore, fuel costs began to be expensed as incurred and fuel rate revenue billed in any given period is no longer deferred for recovery from or repayment to customers. In
D.C., the recovery of fuel costs will continue to be subject to the fuel clause until the completion of the divestiture of the Generation Assets to Southern. For the three months ended September 30, 2000, the discontinuance of the fuel clause in Maryland had an unfavorable impact on the Company's earnings as Maryland fuel costs exceeded
Maryland fuel revenues by approximately $6.4 million (pre tax).

           After closing on the Generation Asset divestiture, the Company will no longer incur fuel costs in the provision of standard offer service. Rather, the Company will procure necessary energy from Southern through a transition power agreement (TPA)
and/or through other sources. The TPA provides the Company with the ability to procure all of the energy necessary for its standard offer service obligation from Southern at prices that are below the fixed production rates that will be charged to standard offer service customers. Pursuant to provisions of the approved settlement agreements in both
D.C. and Maryland, the difference, or gain, between the revenues billed to standard offer service customers for generation services and the cost of procuring those services will be shared with customers through a Generation Procurement Credit (GPC). The GPC will be determined annually based on twelve months of experience. In Maryland, the GPC will be based on the twelve-month period ended June 30 of each year, beginning in 2001.
In D.C., the GPC will be based on the twelve month period thereafter, through the end of the transition period. As a result of the GPC in Maryland, any fuel cost losses incurred in providing standard offer services during the period beginning July 1, 2000 and continuing through the date of closing on the sale of the Generation Assets will be included in the
GPC calculation for the twelve month period ended June 20, 2001. Therefore, the
Company will not be obligated to share energy procurement gains until such losses have been fully offset, which the Company expects to occur during the first few months of
2001.

(Loss) Income from Equity Investments, principally Telecommunication Entities

           These amounts represent the Company's share of the pre-tax income or losses from entities in which it has a 20% to 50% equity investment. The Company's most significant equity investment is the joint venture known as Starpower that was formed in
1997 between wholly owned subsidiaries of PCI and RCN Corporation. Additionally, this line item includes income from Pepco Energy's 50% share of the operations from
Viron/Pepco Services, Inc., a joint venture, which was created in 1999 to provide energy-
savings performance contract services to the Military District of Washington.

          Starpower, which is discussed in detail in Item 8. Financial Statements and
Supplementary Data in the Company's 1999 Form 10-K, currently is the only regional company providing cable television, local and long distance telephone, dial-up and high-
speed Internet services in a competitively priced bundled package for residential consumers, over an advanced fiber-optic network. Each Starpower partner committed to initially contribute $150 million of equity to the joint venture over a three-year period
(1998-2000). As of September 30, 2000, PCI has invested $134 million of its initial $150 million commitment. PCI and its partner are expected to invest the balance of their initial capital commitments during the fourth quarter of 2000. The partners are currently reviewing future capital commitments to fund further expansion.

          In August 2000, Starpower received approval from the Arlington County Board of
Supervisors to provide competitive cable television services to the more than 90,000 households of Arlington County, Virginia. In addition, Starpower has received preliminary approval from the Baltimore County Council to provide competitive cable television services to the more than 280,000 households of Baltimore County, Maryland.
The grant of a competitive cable franchise in Baltimore County is conditioned upon final approval by the Baltimore County Council of a franchise agreement that outlines specific performance obligations. Starpower is currently engaged in the process of completing the franchise agreement with the county. Upon execution of the final agreement, Starpower will be authorized to build its network to approximately 900,000 households in the
Washington-Baltimore metropolitan area, including the District of Columbia;
Montgomery County, Maryland; Gaithersburg, Maryland; Arlington County, Virginia
and Falls Church, Virginia. Starpower is also seeking additional franchise agreements covering more than 550,000 households in Fairfax County, Virginia and Prince Georges'
County, Maryland. The timing for a decision on Starpower's applications by these jurisdictions is determined by the regulatory bodies involved, certain of which are expected to take action during 2000. As of September 30, 2000, the number of authorized cable households was approximately 640,000, up from approximately 500,000 authorized cable households at September 30, 1999.

          Through September 30, 2000, Starpower has built sufficient advanced fiber-optic network to cumulatively reach approximately 140,000 On-network households as compared to approximately 25,000 On-network households at September 30, 1999. The typical customer household acquiring On-network services, subscribes to more than two
Starpower services. The customer subscriber services base is composed of customers served by Starpower's advanced fiber-optic network (On-network customers) and off of other networks ahead of Starpower's build-out (Off-network). The On-network customer subscriber services include cable television, local and long distance telephone and high-
speed Internet and totaled approximately 30,000 as of September 30, 2000 as compared to approximately 11,000 at September 30, 1999. The Off-network customer subscriber services include dial-up Internet and resale local and long distance telephone and totaled approximately 245,000 as of September 30, 2000, as compared to approximately 269,000 at September 30, 1999. Total customer subscriber services including cable television, local and long distance telephone and Internet customers were approximately 275,000 as of September 30, 2000, compared to approximately 280,000 customers as of September
30, 1999. The decline in total customer subscriber services is principally due to the loss of dial-up Internet customers due to competition from free dial-up Internet service providers. In 1998, Starpower acquired the Washington, D.C. metropolitan area customer base of Internet service provider Erols Internet (Erols) from RCN. The acquisition of
Erols brought Starpower 197,000 dial-up Internet customers.

          Loss from Equity Investments, principally Telecommunication Entities, includes losses from investments held by PHI, which are accounted for using the equity method.
For the three and nine months ended September 30, 2000, PHI recorded pre-tax losses of
$3.2 million ($2.1 million after-tax) and $11.1 million ($7.2 million after-tax), respectively, compared to $2.6 million ($1.7 million after-tax) and $7.4 million ($4.8 million after-tax) for the corresponding periods in 1999. The increase in losses for the three and nine months ended September 30, 2000 is primarily due to the costs of expanding the Starpower fiber-optic network. The largest component of these losses is derived from PCI's 50% share of Starpower's pre-tax losses. With the decision to accelerate the scope and pace of system construction, PCI expects that Starpower's pre-
tax losses will increase over the short-term.

Income Tax Expense/Effective Federal Income Tax Rate

          The increase in consolidated income tax expense for the nine months ended
September 30, 2000, compared to the corresponding period in 1999, result from PCI's recognition of $18.7 million in tax benefits in June 1999 associated with the completion of a restructuring transaction related to a partnership. This restructuring has allowed PCI to consolidate the majority of its aircraft under one umbrella company, and by doing so, facilitate the management and disposition of its aircraft portfolio.

Oil Spill at the Chalk Point Generating Station

          As discussed in detail in Note (4) Commitments and Contingencies in the
Company's June 30, 2000 Form 10-Q, on April 7, 2000, approximately 139,000 gallons of oil leaked from the Company's pipeline at its Chalk Point Generating Station in
Aquasco, Maryland.

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

CAPITAL RESOURCES AND LIQUIDITY

Dividends on Common Stock

          On October 26, 2000, a dividend of 41.5 cents per share was declared payable
December 29, 2000, to holders of record of the Company's common stock on December
11, 2000. This results in a current annual dividend rate on common stock of $1.66 per share. The Company's annual dividend rate on its common stock is determined by the
Company's Board of Directors on a quarterly basis. In view of the impending divestiture of the Company's generation assets and the competitive environment in which the
Company's future operations will take place following the divestiture, the Board of
Directors believes that the high payout ratio represented by the current annual dividend rate of $1.66 per share will not be consistent with the Company's future utility and telecommunications operations. Accordingly, the Board anticipates changing its dividend rate after the completion of the closing of the divestiture.

Construction and Generating Capacity

          Construction expenditures, excluding the Allowance for Funds Used During
Construction and Capital Cost Recovery Factor, totaled $167.1 million for the nine months ended September 30, 2000, ($54.3 million related to generation) and are projected to total $203 million ($75 million related to generation, including $25 million of Clean Air Act expenditures) for the year 2000. As discussed herein, the Company anticipates completing the divestiture of its Generation Assets by December 31, 2000 and
accordingly, does not expect to incur generation-related construction or Clean Air Act expenditures beyond the date of closing. For the five-year period 2000-2004, construction expenditures are projected to total $646 million ($75 million related to generation).

Capital Commitment

          As of September 30, 2000, Pepco has invested $5 million of its $16 million commitment to PepMarket.

Preferred Stock Repurchase

          On September 28, 2000, the Company executed a forward trade agreement to repurchase 39,322 shares of Serial Preferred Stock, $2.28 series of 1965, at $37.875 per share and 35,000 shares of $2.46 series of 1958, at $38.90 per share. These repurchases, which total approximately $1.5 million and $1.4 million, respectively, have a delayed settlement date of December 11, 2000 and therefore will be recorded during the fourth quarter of 2000.

Long Term Borrowings

          On July 7, 2000, PCI completed a new series Medium-Term Note facility providing up to $900 million of future debt issuances. The notes will bear interest at fixed or floating rates and will have varying maturity dates from nine months and one day from the date of issue through November 30, 2009.

          On September 21, 2000, Moody's Investor Services announced that it upgraded
PCI's senior unsecured debt rating from Baa1 to A3. This senior unsecured debt is currently rated BBB by Standard & Poors and Fitch Rating Agency.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK

          Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk of
the Company's 1999 Form 10-K.

PART II   OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

          Refer to Item 3. Legal Proceedings of the Company's 1999 Form 10-K.

Item 5.      OTHER INFORMATION

Rate of Return and Coverage Ratios

	Twelve Months Ended September 30,
	2000	1999
Rate of Return
Return on End-of-Period Capitalization
Utility	9.44%	9.68%
Consolidated	8.68%	9.62%

Return on Average Equity
Utility	11.25%	13.80%
Consolidated	9.42%	13.16%

Coverage
Times Interest Earned Before Taxes (SEC Method)	2.63	3.12
Utility	2.19	2.59
Consolidated

Statistical Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2000	1999	% Change	2000	1999	% Change

Utility Operating Revenue (Millions of Dollars)

Electric Revenue	$620.3	$671.8	(7.7)	$1,516.6	$1,542.8	(1.7)
Other	129.5	127.5	1.6	249.2	255.7	(2.5)
Total	$749.8	$799.3	(6.2)	$1,765.8	$1,798.5	(1.8)

Electric Revenue by Class of Service

Residential	$182.2	$220.4	(17.3)	$448.7	$480.3	(6.6)
General Service	379.0	388.0	(2.3)	906.0	899.4	0.7
Large Power Service *	10.3	12.8	(19.5)	27.2	28.9	(5.9)
Street Lighting	3.6	3.2	12.5	10.5	9.9	6.1
Rapid Transit	8.8	8.9	(1.1)	23.7	23.5	0.9
Wholesale	36.4	38.5	(5.5)	100.5	100.8	(0.3)
System	$620.3	$671.8	(7.7)	$1,516.6	$1,542.8	(1.7)

Energy Sales (Millions of KWH)

Residential	1,846	2,166	(14.8)	5,258	5,484	(4.1)
General Service	4,503	4,641	(3.0)	12,393	12,214	1.5
Large Power Service *	179	204	(12.3)	529	533	(0.8)
Street Lighting	39	37	5.4	122	117	4.3
Rapid Transit	125	125	-	345	333	3.6
Wholesale	727	771	(5.7)	2,138	2,115	1.1
System	7,419	7,944	(6.6)	20,785	20,796	(0.1)

Average System Revenue per KWH (Cents/KWH)	8.36	8.46	(1.2)	7.30	7.42	(1.6)

System Peak Demand ** (Thousands of KW)

Summer	-	-		5,721	5,927
Winter	-	-		4,735	4,631

Net Generation (Millions of KWH)	5,268	7,448		14,480	17,747

Fuel Mix (% of Btu)
Coal (%)	86	75		84	78
Oil (%)	1	16		5	16
Gas (%)	13	9		11	6

Fuel Cost per MBtu
System Average	$1.87	$1.76		$1.86	$1.72

Weather Data
Heating Degree Days	63	22		2,344	2,431
20 Year Average	23			23
Cooling Degree Hours	4,538	8,656		7,413	10,805
20 Year Average	7,151			9,507

Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).

Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).

* Large Power Service customers are served at high voltage of 66KV or higher. ** At September 30, 2000, the net generation capability, excluding short-term capacity transactions, was 6,806 MW.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re: unaudited interim financial information - filed herewith.
	Exhibit 27	-	Financial data schedule - filed herewith.
(b)	Reports on Form 8-K
None.

                                                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Potomac Electric Power Company Registrant By /s/ D. R. Wraase President and Chief Financial Officer

October 26, 2000
       Date

Exhibit 12 Statements Re: Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 2000, and for each of the years 1999 through 1995, on the basis of Utility operations only, are as follows.

	Twelve Months Ended	For the Year Ended December 31,
	Sep. 30, 2000	1999	1998	1997	1996	1995
	(Dollar Amounts in Millions)

Net income	$183.7	$228.0	$211.2	$164.7	$220.1	$218.8
Taxes based on income	125.5	142.6	131.0	97.5	135.0	129.4

Income before taxes	309.2	370.6	342.2	262.2	355.1	348.2

Fixed charges:
Interest charges	166.1	156.1	151.8	146.7	146.9	146.6
Interest factor in rentals	23.4	23.4	23.8	23.6	23.6	23.4

Total fixed charges	189.5	179.5	175.6	170.3	170.5	170.0

Income before income taxes and fixed charges	$498.7	$550.1	$517.8	$432.5	$525.6	$518.2

Coverage of fixed charges	2.63	3.06	2.95	2.54	3.08	3.05

Preferred dividend requirements, including redemption premium	$7.0	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.68	1.63	1.62	1.59	1.61	1.59

Preferred dividend factor	$11.8	$14.5	$29.2	$26.2	$26.7	$26.9

Total fixed charges and preferred dividends	$201.3	$194.0	$204.8	$196.5	$197.2	$196.9

Coverage of combined fixed charges and preferred dividends	2.48	2.84	2.53	2.20	2.66	2.63

Exhibit 12 Statements Re: Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 2000, and for each of the years 1999 through 1995, on a consolidated basis, are as follows.

	Twelve Months Ended	For the Year Ended December 31,
	Sep. 30, 2000	1999	1998	1997	1996	1995
	(Dollar Amounts in Millions)

Net income	$180.3	$247.1	$226.3	$181.8	$237.0	$94.4
Taxes based on income	118.4	114.5	122.3	65.6	80.4	43.7

Income before taxes	298.7	361.6	348.6	247.4	317.4	138.1

Fixed charges:
Interest charges	224.3	208.7	208.6	216.1	231.1	238.7
Interest factor in rentals	23.8	23.8	24.0	23.7	23.9	26.7

Total fixed charges	248.1	232.5	232.6	239.8	255.0	265.4

Nonregulated subsidiary capitalized interest	(3.5)	(1.8)	(0.6)	(0.5)	(0.7)	(0.5)

Income before income taxes and fixed charges	$543.3	$592.3	$580.6	$486.7	$571.7	$403.0

Coverage of fixed charges	2.19	2.55	2.50	2.03	2.24	1.52

Preferred dividend requirements, including redemption premium	$7.0	$8.9	$18.0	$16.5	$16.6	$16.9

Ratio of pre-tax income to net income	1.66	1.46	1.54	1.36	1.34	1.46

Preferred dividend factor	$11.7	$12.9	$27.7	$22.4	$22.2	$24.7

Total fixed charges and preferred dividends	$259.8	$245.4	$260.3	$262.2	$277.2	$290.1

Coverage of combined fixed charges and preferred dividends	2.09	2.41	2.23	1.86	2.06	1.39

                                                                                                              Exhibit 15

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We are aware that our report dated October 26, 2000 on our review of interim financial information of Potomac Electric Power Company for the period ended September 30,
2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the
Registration Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197,
333-56683 and 333-57221) filed on September 12, 1990, May 18, 1994, June 17, 1994,
June 12, 1998 and June 19, 1998, respectively, and on Form S-3 (Number 33-58810)
filed on February 26, 1993.

Very truly yours,

/s/ PricewaterhouseCoopers LLP
Washington, D.C.
October 26, 2000