Form 10-K
period 2000-12-31
POTOMAC ELECTRIC POWER CO
filed 2001-03-23
CIK 79732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission file number 1-1072

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

                                                   Name of each exchange on
           Title of each class                        which registered

Common Stock, $1 par value               )      New York Stock Exchange, Inc.
Guarantee by Potomac Electric Power      )
  Company of the 7-3/8% Trust Originated )
  Preferred Securities issued by         )
  Potomac Electric Power Company Trust I )

Securities registered pursuant to Section 12(g) of the Act:

     None.

Continued

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

          As of March 19, 2001, Potomac Electric Power Company had
109,892,976 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $2.4 billion.

POTOMAC ELECTRIC POWER COMPANY Form 10-K - 2000 TABLE OF CONTENTS

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

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Page 5 6 7 8 9 9 9 10 10 12 12 12 13 17 24 25 25 33 34 35 37 39 40 41

                           PAGE LEFT BLANK

                            INTENTIONALLY

Part I

     Except for historical statements and discussions, statements in this
Form 10-K constitute "forward-looking statements" within the meaning of the federal securities laws. These statements contain management's beliefs based on information currently available to management and on various assumptions concerning future events. Forward-looking statements are not a guarantee of future performance or events. They are subject to a number of uncertainties and other factors, many of which are outside the Company's control. In connection with the transaction, additional important factors that could cause actual results to differ materially from those in the forward-looking statements herein include risks and uncertainties relating to delays in obtaining or adverse conditions contained in, related regulatory approvals, changes in economic conditions, availability and cost of capital, changes in weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, population growth rates and demographic patterns, growth in demand and capacity to fill demand, unanticipated changes in operating expenses and capital expenditures, capital market conditions, and other presently unknown or unforeseen factors. These uncertainties and factors could cause actual results to differ materially from such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This information is presented solely to provide additional information to further understand the Company's results and prospects.

Item 1.    BUSINESS

GENERAL

     Additional information required by this Item, other than the information disclosed below, is included in the "Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition" section and the
"Notes to Consolidated Financial Statements," which are included in Exhibit 13.

     Potomac Electric Power Company (Pepco or the Company) is engaged in three principal lines of business. These business lines consist of
(1) the provision of regulated electric utility transmission and distribution services, (2) the supply of telecommunications services including local and long distance telephone, high speed Internet and cable television, and
(3) the supply of energy products and services in competitive retail markets.
The Company's regulated electric utility activities are referred to herein as the "Utility" or "Utility Operations," and its telecommunications services and competitive energy activities are referred to herein as "Competitive
Operations." Competitive Operations are derived from Pepco Holdings, Inc.
(PHI), a wholly owned subsidiary of the Company, and PHI's wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI), Pepco Energy
Services, Inc. (Pepco Energy Services), and PepMarket.com, LLC (PepMarket).
Additionally, the Company has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I (Trust) and a wholly owned
Delaware Investment Holding Company, Edison Capital Reserves Corporation
(Edison).

     The Utility successfully executed its business plan to exit the electricity generating business by completing the divestiture of substantially all of its generating assets on December 19, 2000 to Mirant
Corp., formerly Southern Energy Inc. (Southern Energy). The divestiture resulted in the Company's recognition of a pre-tax gain of approximately
$423.8 million ($182 million net of income tax or $1.58 per share). Also in
December 2000, the Company recognized a pre-tax impairment loss of $40.3 million ($24.1 million net of income tax or 20 cents per share) on its
Benning Road and Buzzard Point generating stations, which were transferred to a subsidiary of Pepco Energy Services in December 2000. The Company
determined that these stations were impaired when it performed an impairment assessment in 2000. This impairment was warranted due to circumstances that existed at the time, such as the divestiture of its generation assets as well as the volatility of energy prices and the availability of current financial information derived from the completion of the 2001 budgeting cycle. The closing on the Company's sale of its 9.72% interest in the Conemaugh
Generating Station (Conemaugh) to PPL Global, Inc. and Allegheny Energy
Supply Company, LLC for $156 million took place on January 8, 2001, which resulted in a pre-tax gain of approximately $39 million, which will be recorded in the first quarter of 2001.

     On February 12, 2001, the Company and Conectiv announced that their boards of directors approved an agreement for a strategic transaction whereby the Company will effectively acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. See Item 7., Management's
Discussion and Analysis of Financial Condition and Results of Operations, for
additional information.

SALES

     The Utility's total kilowatt-hours delivered and electric revenue by class of service for the periods 1998 through 2000 are presented below.
	2000	1999	1998
Electric Energy Sales	(Millions of Kilowatt-hours)

Kilowatt-hours Delivered - Total	27,442	26,970	26,298
By Class of Service -
Residential service	6,991	7,014	6,757
General service	16,227	15,890	15,591
Large power service (a)	712	701	686
Street lighting	173	167	164
Rapid transit	458	438	422
Wholesale (Primarily SMECO)	2,881	2,760	2,678

(a) Large power service customers are served at a voltage of 66KV or higher.

	2000	1999	1998
Electric Revenue	(Millions of Dollars)

Sales of Electricity - Total (a)	$1,909.9	$1,916.7	$1,872.7
By Class of Service -
Residential service	$ 563.9	$ 586.3	$ 567.7
General service	1,135.3	1,121.3	1,102.9
Large power service (b)	32.3	36.2	35.0
Street lighting	14.5	13.6	13.2
Rapid transit	31.5	30.6	29.7
Wholesale (Primarily SMECO)	132.4	128.7	124.2

Exclusive of Other Electric Revenue of $327.6 million in 2000, $302.6 million in 1999, and, $196.2 million in 1998. Large power service customers are served at a voltage of 66KV or higher.

     The Utility's sales of electric energy are seasonal, and, accordingly, rates have been designed to closely reflect the daily and seasonal variations in the cost of producing or acquiring energy, in part by raising summer rates and lowering winter rates. Mild weather during the summer billing months of
June through October, when base rates are higher to encourage customer conservation and peak load shifting, has an adverse effect on revenue and net income and, conversely, hot weather during these months has a favorable effect.

FUEL

     The Maryland fuel clause was terminated effective July 1, 2000 (the date of commencement of customer choice) and the D.C. fuel clause was terminated on February 9, 2001 (one month after the completion of the sale of the
Company's interest in Conemaugh). Now that generation services have been deregulated in both Maryland and D.C., and the Utility has exited the generation business, the Utility will no longer incur fuel costs. Standard
Offer Services (SOS) will be provided through energy purchased from Southern
Energy. For additional information about SOS as well as the Transition Power
Agreement with Southern Energy, refer to the "Management's Discussion and
Analysis of Consolidated Results of Operations and Financial Condition"
section, which is included in Exhibit 13.
Part I
Item 2. Properties

The Company divested substantially all of its generation assets to Southern Energy on December 19, 2000. The Company divested its 9.72% interest in Conemaugh on January 8, 2001. For a discussion of the impact of the divestiture agreement with Southern Energy on items (5) and (6) below, refer to the Company's 2000 financial statements, which are included in Exhibit 13 herein.

		Megawatts of Net Capability at December 18, 2000
Generating Station	Location	Steam Generation Primary Fuel	Steam Generation	Combustion Turbine (1)		Net Megawatt - Hours Generated through December 18, 2000 (thousands)

Benning Road (2)	Benning Road and Anacostia River, N.E. Washington, D.C.	No. 4 Oil	550	-		86
Buzzard Point (2)	1st and V Streets, S.W. Washington, D.C.	-	-	256		11
Potomac River	Bashford Lane and Potomac River Alexandria, Virginia	Coal	482	-		2,018
Dickerson	Potomac River, South of Little Monocacy River, Dickerson, Maryland	Coal	546	291		2,762
Chalk Point	Patuxent River at Swanson Creek Aquasco, Maryland	Coal/ Residual Oil/ Natural Gas	1,907	516	(3)	5,199
Morgantown	Potomac River, South of Route 301 Newburg, Maryland	Coal/ Residual Oil	1,164	248		7,568
Total - Wholly Owned Units			4,649	1,311		17,644
Conemaugh (4)	Indiana County, Pennsylvania	Coal	165	1		1,189
Total - All Stations Operated			4,814	1,312		18,833
Cogeneration			-	-		311
Purchased Capacity
First Energy (5)			450	-		3,539
Panda-Brandywine (6)			230	-		715
			680	-		4,254
Total System - excluding Short- Term Capacity Transactions			5,494	1,312
Short-Term Capacity Transactions, net			(288)	-
Total System			5,206	1,312

(1) Combustion turbines burned No. 2 fuel oil and certain units also burned natural gas.
(2) These generating stations were transferred to Pepco Energy Services in December 2000.
(3) Includes 84 megawatts supplied by a combustion turbine owned by SMECO and operated by the Company.
(4) As stated, the Company sold its 9.72% undivided interest in this station on January 8, 2001.
(5) Generating capacity under long-term agreements with FirstEnergy and Allegheny Energy, Inc.
(6) Generating capacity under long-term agreement with Panda-Brandywine L.P.

Item 3.    LEGAL PROCEEDINGS

     The information required by this Item is included in Note 13 to the
"Notes to Consolidated Financial Statements," which is included in Exhibit 13.

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
Period	Dividends Per Share	Price Range High Low
2000:
First Quarter . . . . .	$.415	$27.69	$19.06
Second Quarter . . . .	.415	27.88	20.94
Third Quarter . . . . .	.415	27.44	23.63
Fourth Quarter . . . .	.415	25.56	21.50
	$1.66
1999:
First Quarter . . . . .	$.415	$26.50	$23.00
Second Quarter . . . .	.415	31.75	23.13
Third Quarter . . . . .	.415	31.31	25.06
Fourth Quarter . . . .	.415	28.06	21.25
	$1.66

The number of holders of Common Stock was 60,159 at March 19, 2001, and
61,151 at December 31, 2000.

     There were 109,892,976 shares of the Company's $1 par value Common Stock outstanding at March 19, 2001, and 110,751,829 outstanding at December 31,
2000. A total of 200 million shares is authorized.

     In January 2001, a dividend of 41.5 cents per share was declared payable
March 30, 2001, to shareholders of record of the Company's common stock on
March 12, 2001. The Company's dividend rate on common stock is determined by the Board of Directors and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flows. On February 12, 2001, the Company announced that it will reduce its annual dividend to $1.00 per share from $1.66 per share, effective with the June 2001 dividend. The Company also announced its plans to repurchase up to $450 million of its common stock in the open market or in privately negotiated transactions over the next 12 months. See
Item 7., Management's Discussion and Analysis of Financial Condition and
Results of Operations, for additional information.

Item 6.    SELECTED FINANCIAL DATA

     The information required by this Item is included in the "Selected
Consolidated Financial Data" section, which is included in Exhibit 13.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     Additional information required by this Item, other than the information disclosed below, is included in the "Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition" section, which is included in Exhibit 13.

     On February 12, 2001, Pepco, a corporation organized under the laws of the District of Columbia and the Commonwealth of Virginia, and Conectiv, a
Delaware corporation, announced that they have entered into an Agreement and
Plan of Merger, dated as of February 9, 2001 (the Merger Agreement), providing for a strategic transaction in which Pepco will effectively acquire
Conectiv for a combination of cash and stock (the Transaction). The Merger
Agreement provides that a new, as yet unnamed, holding company (HoldCo) will be formed and that two wholly owned newly formed subsidiaries of HoldCo will merge with and into Pepco and Conectiv such that Pepco and Conectiv will become wholly owned subsidiaries of HoldCo. The common stockholders of Pepco and Conectiv will together own all of the outstanding shares of common stock of HoldCo, and each share of each other class of capital stock of Pepco and
Conectiv will be unaffected and remain outstanding. HoldCo will register with the Securities and Exchange Commission under the Public Utility Holding
Company Act of 1935, as amended. In addition, Pepco announced that it will reduce its annual dividend to $1.00 per share from $1.66 per share, effective with the June 2001 dividend. The March 2001 dividend will remain at its current level. Pepco has also authorized a share repurchase program of up to
$450 million and will repurchase its common stock in the open market or in privately negotiated transactions from time to time over the next 12 months.
The actual amount of stock repurchased will be determined by management depending on market conditions.

     Under the Merger Agreement, Pepco stockholders will receive one share of common stock of HoldCo for each share of Pepco common stock that they hold.
Each share of Pepco preferred stock will remain outstanding as Pepco preferred stock after the Transaction. For each share of Conectiv common stock, Conectiv stockholders will receive either $25.00 in cash ($21.69 for the Class A common stock) or HoldCo common stock with a market value of
$25.00 ($21.69 for the Class A common stock) as long as the average market value of Pepco's common stock for 20 selected trading days in the 30 trading day period immediately prior to the closing of the Transaction is between
$19.50 and $24.50. However, if the market value of Pepco's common stock at that time is below $19.50, the number of shares of HoldCo common stock received for each share of Conectiv common stock will be fixed at 1.28205
(1.11227 for the Class A common stock) and if the market value of Pepco's common stock is above $24.50, the number of shares of HoldCo common stock received for each share of Conectiv common stock will be fixed at 1.02041
(.88528 for the Class A common stock). Additionally, 50 percent of the consideration payable to Conectiv stockholders will be paid in cash and 50 percent in HoldCo common stock, giving Conectiv stockholders a right to elect their consideration with an allocation and proration formula in the event either cash or stock is oversubscribed. Fractional shares will still be cashed out. Based on the number of common shares of Pepco and Conectiv currently outstanding on a fully diluted basis, Pepco stockholders will own approximately 67 percent of the common equity of HoldCo, and Conectiv stockholders will own approximately 33 percent. The transaction is expected to be tax-free to the extent that stockholders receive stock for their shares.

     The Merger Agreement provides that the board of directors of HoldCo will have 12 directors, at least two of whom will come from the current Conectiv board. After the Transaction is completed, it is expected that John M.
Derrick, Jr., chairman and chief executive officer of Pepco, will be chairman and chief executive officer of HoldCo, and Howard E. Cosgrove, chairman and chief executive officer of Conectiv, will retire. In addition, HoldCo will have its headquarters in Washington, D.C. while Conectiv will maintain its headquarters in Wilmington, Delaware and will continue to have significant operations in New Jersey and the Delmarva Peninsula. The Transaction is not
expected to result in significant workforce reductions and all union contracts will be honored.

     The Transaction is subject to customary closing conditions, including, without limitation, the receipt of required stockholder approvals of Pepco and Conectiv, the receipt of all necessary governmental approvals and the making of all necessary governmental filings. The Transaction is also subject to the receipt of opinions of counsel that the Transaction will qualify for treatment under Section 351 of the Internal Revenue Code of 1986.
In addition, the Transaction is conditioned upon the effectiveness of a joint registration statement and proxy statement to be filed by Pepco, Conectiv and
HoldCo with the Securities and Exchange Commission with respect to shares of
HoldCo common stock to be issued in the Transaction and the stockholder meetings, and upon the approval of HoldCo common stock for listing on the New
York Stock Exchange. The meetings of the stockholders of Pepco and Conectiv to vote on the Transaction will be convened as soon as is practicable. The companies anticipate that the transaction will be completed in approximately
12 months.

     The Merger Agreement may be terminated under certain circumstances, including (1) by mutual consent of Pepco and Conectiv; (2) by either Pepco or
Conectiv if the Transaction is not consummated before the 18 month anniversary of the date of the Merger Agreement (provided, however, that such termination date shall be extended for an additional 6 months if any statutory approvals that have not been obtained are being pursued diligently and in good faith); (3) by either Pepco or Conectiv if either Pepco's or
Conectiv's stockholders vote against the Transaction or if any state or federal law or court order prohibits the Transaction; (4) by either Pepco or
Conectiv if the Board of Directors of the other shall withdraw or adversely modify its recommendation of the Transaction; (5) by a non-breaching party if there exists a breach of any material representation, warranty or covenant contained in the Merger Agreement which is not cured within 30 business days after notice from the other party; or (6) by Conectiv, under certain circumstances, as a result of a third-party tender offer or business combination proposal which the Board of Directors of Conectiv in good faith and pursuant to the exercise of its fiduciary duties determines to accept, after Pepco has first been given an opportunity to make adjustments in the terms of the Merger Agreement so as to enable the Transaction to proceed. In addition, in the event that the market value of Pepco's common stock during the pricing period discussed above is below $16.50, Conectiv may terminate the Merger Agreement, provided that before such termination is effective,
Pepco will have the option to increase consideration to be paid to Conectiv stockholders so that they will receive an amount equal to the amount they would receive if the market value of Pepco's common stock is $16.50. If
Pepco exercises this option, the Merger Agreement will not be terminated and the Transaction will proceed.

     The Merger Agreement requires payment of a termination fee of $60 million in cash, by Conectiv to Pepco if (i) the Merger Agreement is terminated as a result of the acceptance by Conectiv of a third-party tender offer or business combination proposal, or (ii) following a failure of the stockholders of Conectiv to approve the Transaction if at the time prior to the meeting of Conectiv's stockholders there shall have been a third-party tender offer or business combination proposal made public and a definitive agreement is entered into with respect thereto (and is subsequently consummated) or such proposal is consummated within 12 months after the termination. Pepco is required to pay to Conectiv a termination fee of $60 million if Pepco's stockholders fail to approve the Transaction and at the time prior to the meeting of Pepco's stockholders there shall have been made public a third-party tender offer or business combination proposal and a definitive agreement is entered into with respect thereto (and is subsequently consummated) or such proposal is consummated within 12 months after the termination. In addition, if either Pepco or Conectiv terminates the Merger Agreement after the Board of Directors of the other party withdraws or adversely modifies its recommendation of the Transaction, a termination fee of $60 million is payable to the party that terminates the
Merger Agreement.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is included in the "Management's
Discussion and Analysis of Consolidated Results of Operations and Financial
Condition" section, which is included in Exhibit 13.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 19, 2001, and supplementary data, are included in Exhibit 13.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with regard to the directors and executive officers of the registrant as of March 23, 2001 is as follows:
Directors
Name and Age	Principal Occupation and Business Experience for Past Five Years	Director Since
Roger R. Blunt, Sr. Age 70 (a)(b)(e)	Chairman of the Board, President and Chief Executive Officer of Blunt Enterprises, LLC (general contracting and construction management), a Washington-based holding company, that includes Essex Construction, LLC, of which he is Chairman of the Board, President and Chief Executive Officer, and Tyroc Construction, LLC, of which he is Chairman of the Board, President and Chief Executive Officer. Mr. Blunt has reached the mandatory age for retirement for directors and will retire in April 2001.	1984
Edmund B. Cronin, Jr. Age 63 (a)(c)(d)(f)	Chairman of the Board, President and Chief Executive Officer of Washington Real Estate Investment Trust, based in Rockville, Maryland, which owns income-producing real estate in the mid-Atlantic Region.	1998
John M. Derrick, Jr. Age 61 (b)	See Executive Officers Below.	1994
Terence C. Golden Age 56 (a)(c)(e)(f)	Chairman of Bailey Capital Corporation in Washington, D.C. Bailey Capital Corporation is a private investment company. From 1995 until 2000, Mr. Golden was President, Chief Executive Officer and a director of Host Marriott Corporation. He continues to serve as a director of Host Marriott Corporation. He is also a director of Cousins Properties, Inc., American Classic Voyages, Inc. and the Morris & Gwendolyn Cafritz Foundation.	1998
David O. Maxwell Age 70 (c)(d)(e)	Retired Chairman of the Board and Chief Executive Officer of Fannie Mae, a position he held from 1981-1991. He is a director of Financial Security Assurance Holdings Ltd. Mr. Maxwell has reached the mandatory age for retirement for directors and will retire in April 2001.	1993
Judith A. McHale Age 54 (a)(d)(e)(f)	President and Chief Operating Officer of Discovery Communications, Inc. (DCI), parent company of cable television's Discovery Channel, which is based in Bethesda, Maryland. She is a director of John Hancock Financial Services, Inc. and Polo Ralph Lauren Corporation.	1998
Floretta D. McKenzie Age 65 (a)(b)(d)(f)	Chairwoman and Chief Executive Officer of The McKenzie Group, Inc., a District of Columbia based educational consulting firm. Dr. McKenzie is a director of Marriott International, Inc.	1988
Edward F. Mitchell Age 69 (b)(c)(e)	Retired Chairman of the Board of the Company, a position he held from 1992-1999. He was Chief Executive Officer from 1989-1997.	1980
Lawrence C. Nussdorf Age 54

Since 1998 has been President and Chief Operating
Officer of Clark Enterprises, Inc., a holding
company based in Bethesda, Maryland, which
includes The Clark Construction Group, a general
contracting company, of which Mr. Nussdorf has
been Vice President and Treasurer since 1977.

		Nominee
Peter F. O'Malley Age 62 (c)(d)(e)	Of Counsel to O'Malley, Miles, Nylen & Gilmore, P.A., a law firm headquartered in Calverton, Maryland. Mr. O'Malley currently serves as the President of Aberdeen Creek Corp., a privately held company engaged in investment, business consulting and development activities. Mr. O'Malley is a director of Legg Mason, Inc. and FTI Consulting.	1982
Pauline A. Schneider Age 57

Joined the Washington office of the law firm of
Hunton & Williams in 1985 and has been a partner
there since 1987. In October 2000, Ms. Schneider
was elected as Chair of the Board of MedStar
Health, Inc., a community-based healthcare
organization that includes seven major hospitals
in the Washington, D.C./Baltimore area. Also,
since 1998, she has chaired the Board of The
Access Group, Inc., a not for profit student loan
provider headquartered in Wilmington, Delaware.

		Nominee
Dennis R. Wraase Age 57 (b)	See Executive Officers Below.	1998
A. Thomas Young Age 62 (a)(c)(d)(f)	Retired Executive Vice President of Lockheed Martin Corporation. From 1990 until 1995, he was President and Chief Operating Officer of Martin Marietta Corporation. He is a director of the B.F. Goodrich Company and Science Applications International Corporation.	1995

(a)	Mr. Blunt is Chairman of the Audit Committee. Messrs. Cronin, Golden and Young, Ms. McHale and Dr. McKenzie are members of the Committee.
(b)	Mr. Mitchell is Chairman of the Executive Committee. Messrs. Blunt, Derrick and Wraase and Dr. McKenzie are members of the Committee.
(c)	Messrs. Cronin, Golden, Maxwell, Mitchell, O'Malley and Young are members of the Finance Committee.
(d)	Mr. O'Malley is Chairman of the Corporate Governance Committee. Messrs. Cronin, Maxwell and Young, Ms. McHale and Dr. McKenzie are members of the Committee.
(e)	Mr. Maxwell is Chairman of the Human Resources Committee. Messrs. Blunt, Golden, Mitchell and O'Malley and Ms. McHale are members of the Committee.
(f)	Dr. McKenzie is Chairman of the Nominating Committee. Messrs. Cronin, Golden and Young and Ms. McHale are members of the Committee.
Executive Officers
Name	Position	Age	Served in such position since
John M. Derrick, Jr.	Chairman of the Board and Chief Executive Officer	61	1999 (1)
Dennis R. Wraase	President and Chief Operating Officer and Director	57	2001 (2)
William T. Torgerson	Executive Vice President - External Affairs and General Counsel	56	2001 (3)
Andrew W. Williams	Senior Vice President and Chief Financial Officer	51	2001 (4)
William J. Sim	Senior Vice President - Power Delivery	56	2001 (5)
Robert C. Grantley	Group Vice President - Customer Care	52	1997 (6)
Earl K. Chism	Vice President and Comptroller	65	1994
Kenneth P. Cohn	Vice President and Chief Information Officer	53	1999 (7)
Kirk J. Emge	Vice President - Legal Services	51	1994
William R. Gee, Jr.	Vice President - System Planning	60	1991
Anthony J. Kamerick	Vice President, Finance and Treasurer	53	1994
Beverly L. Perry	Vice President - Government and Corporate Affairs	53	1999 (8)
James S. Potts	Vice President - Environment	55	1993
None of the above persons has a "family relationship" with any other officer listed or with any director.
The term of office for each of the above persons is from May 9, 2000, until the next succeeding Annual Meeting, and until their successors have been elected and qualified.
(1)

Mr. Derrick was elected to the position of Chairman of the Board on
April 28, 1999 and Chief Executive Officer on October 23, 1997. From
1992 to May 2000, he also served as President and from 1992 to October
1997, he also served as Chief Operating Officer. Mr. Derrick is a director of Washington Real Estate Investment Trust.

(2)

From May 9, 2000 to December 31, 2000, Mr. Wraase served as President and Chief Financial Officer. From April 28, 1999 to May 9, 2000, he
served as Executive Vice President and Chief Financial Officer. From
April 24, 1996 to April 28, 1999, he served as Senior Vice President and Chief Financial Officer. From April 22, 1992 until April 24,
1996, he served as Senior Vice President, Finance and Accounting.

(3)	Mr. Torgerson served as Senior Vice President and General Counsel from April 27, 1994 until December 31, 2000. He served as Secretary from August 22, 1994 to April 24, 1996.
(4)

From 1997 until December 31, 2000, Mr. Williams held the position of
Group Vice President, Transmission and Marketing and from 1994 until
1997, Mr. Williams held the position of Vice President, Energy and
Market Policy and Development.

(5)	From 1997 until December 31, 2000, Mr. Sim held the position of Group Vice President, Generation and from 1994 until 1997, Mr. Sim held the position of Vice President, Power Supply and Delivery.
(6)

From 1997 until December 31, 2000, Mr. Grantley held the position of
Group Vice President, Customer Service and Power Distribution and from
1994 until 1997, Mr. Grantley held the position of Vice President,
Customers and Community Relations.

(7)	Mr. Cohn held the position of General Manager, Computer Services from March 1, 1997 to April 28, 1999 and Manager - Computer Services from May 1, 1987 to March 1, 1997.
()	Ms. Perry was General Manager - Government Relations from March 1, 1997 to April 28, 1999, and Manager - Government Relations from May 1, 1994 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     The rules of the Securities and Exchange Commission require that the
Company disclose any late filing of the reports of stock ownership (and changes in stock ownership), and any known failure to file these reports, by its directors and executive officers. Mary Sharpe-Hayes, former Vice
President, Strategic Planning, who became the indirect owner of 500 shares of
Common Stock of the Company when her spouse purchased these shares in
February 2000 inadvertently failed to file a Form 4 by the March 10, 2000 deadline. She filed the form on March 16, 2000. To the best of the
Company's knowledge, all other filings required to be made by the Company's directors and executive officers were made on a timely basis in 2000.

Item 11. EXECUTIVE COMPENSATION

Director Compensation

     Each of the Company's non-employee directors is paid an annual retainer of $26,000, plus a fee of $1,250 for each Board and Committee meeting attended. Each director who is a Chairman of a Committee is paid an additional retainer of $3,500.

     The Stock Compensation Plan for Directors requires each director who is not an employee of the Company to receive half of his or her $26,000 annual retainer either (i) in shares of Common Stock or (ii) as a Common Stock equivalent deferral under the Company's Deferred Compensation Plan, the value of which corresponds to the market price of the Company's Common Stock. A director may elect to receive up to 100% of his or her retainer and meeting fees in shares of Common Stock or Common Stock equivalents. Common Stock equivalents are credited with additional amounts equal to the dividend payout on the corresponding number of shares of Common Stock, which amounts are deemed reinvested in additional Common Stock equivalents. Common Stock equivalents have no voting rights. A director alternatively may elect to be paid in cash or to defer under the Deferred Compensation Plan the portion of his or her annual retainer and meeting fee payments not required to be invested in Common Stock or Common Stock equivalents. Such deferrals are credited, at the election of the director, with a return equal to the prime rate, a return on a specified group of funds or a combination of both.
Balances under the Deferred Compensation Plan, including Common Stock equivalent balances, are paid out in cash, in either a lump sum or installments, commencing at a time selected by the director.

    On May 1 of each year, each non-employee director is granted an option to purchase 1,000 shares of Common Stock. Each option has an exercise price equal to the market price of the Common Stock on the date of grant. Options granted prior to 2000 become exercisable at the earlier of (i) four years after date of grant or (ii) fifty percent upon attainment of a target price and the remaining fifty percent upon the attainment of a higher target price.
Options granted in 2000 become exercisable at the rate of twenty-five percent on each of the first four anniversaries of the date of grant. Upon a "change in control," all options become immediately exercisable. Options expire ten years after the date of grant or at such earlier date as specified by the
Plan in the event of retirement, death, disability or after termination of service of the director.

     The Company also provides directors with travel accident insurance for
Company-related travel and directors' and officers' liability insurance coverage.

Executive Compensation
SUMMARY COMPENSATION TABLE
Annual Compensation					Long-Term Incentive Plan Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Stock (2)	Options (3)	Incentive Plan Payouts (4)	All Other Compensation (5)
John M. Derrick, Jr. Chairman of the Board and Chief Executive Officer	2000 1999 1998	$ 541,667 516,667 471,666	$ 255,171 191,732 143,419	$ 22,630 19,177 16,251	$ 0 0 125,692	119,900 0 108,385	$137,165 288,930 184,692	$57,528 51,235 55,536
Dennis R. Wraase President and Chief Operating Officer	2000 1999 1998	$ 366,667 335,000 288,333	$ 172,731 124,317 87,673	$ 5,341 4,644 4,039	$ 0 0 65,360	48,000 0 21,843	$ 95,924 152,798 84,753	$36,390 37,711 30,010
William T. Torgerson Executive Vice President and General Counsel	2000 1999 1998	$ 298,667 281,667 255,000	$ 140,697 104,525 77,537	$ 4,485 3,900 3,391	$ 0 0 60,332	30,000 0 21,843	$ 93,527 145,688 83,135	$30,014 26,359 27,499
Andrew W. Williams Senior Vice President and Chief Financial Officer	2000 1999 1998	$ 237,333 225,000 208,333	$ 91,202 63,108 48,729	$ 0 0 0	$ 0 0 40,221	10,300 0 13,934	$ 50,285 63,074 -	$23,598 24,556 23,187
William J. Sim Senior Vice President	2000 1999 1998	$ 222,667 211,000 198,333	$ 86,182 59,181 49,396	$ 0 0 0	$ 0 0 40,221	10,300 0 13,934	$ 48,481 60,938 -	$21,857 23,261 23,610

(1) Other Annual Compensation
    Amounts in this column for each year represent above-market earnings on deferred compensation funded by Company-owned life insurance policies held in trust, assuming the expected retirement at age 65. The amounts are reduced if the executive terminates employment prior to age 62 for any reason other than death, total or permanent disability or a change in control of the Company. In the event of a change in control and termination of the participant's employment, a lump sum payment will be made equal to the net present value of the expected payments at age 65 discounted using the Pension Benefit Guaranty Corporation immediate payment interest rate plus one-half of one percent. The Company has purchased such policies on participating individuals under a program designed so that if assumptions as to mortality experience, policy return and other factors are realized, the compensation deferred and the death benefits payable to the Company under such insurance policies will cover all premium payments and benefit payments projected under this program, plus a factor for the use of Company funds.

(2) Restricted Stock
    Amounts in this column for each year represent the aggregate market price on the grant date of restricted shares of Common Stock. These shares vest over a four-year period: 20% vested on the first anniversary of the grant date, 20% vested on the second anniversary of the grant date, 20% vest on the third anniversary of the grant date, and the remaining 40% vest on the fourth anniversary of the grant date. The market price does not reflect that the shares are restricted. Dividends are paid on the restricted shares. Dollar amounts shown are for executives who received restricted shares of Common Stock in the year indicated. The number and aggregate market value of the non-vested restricted shares of Common Stock at
December 31, 2000 for the five named executives are: 3,000 shares, $74,130 for Mr. Derrick; 1,560 shares, $38,547 for Mr. Wraase; 1,440 shares, $35,582 for Mr. Torgerson; and 960 shares, $23,722 each for Messrs. Williams and
Sim.

(3) Options
    Amounts in this column represent the number of stock options granted for each year. The shareholders approved the Long-Term Incentive Plan in April
1998 and options were granted for the first time in May 1998. Additional options were granted in January 2000. Fifty percent of the options granted in 1998 became exercisable on October 9, 1998 and the remaining 50% became exercisable on June 11, 1999. Twenty-five percent of the options granted in
2000 became exercisable on January 1, 2001. The remaining options will become exercisable at the rate of twenty-five percent on January 1 of each year until January 1, 2004.

(4) Incentive Plan Payouts
    All amounts in this column represent the value of vested Common Stock under the Company's Performance Restricted Stock Program. The amount shown for 2000 consists of 33-1/3% of the Common Stock award from the one-year performance cycle ended December 31, 1999, 33-1/3% of the Common Stock award from the eight-month performance cycle ended December 31, 1999, and 50% of the Common Stock award from the performance cycle ended December 31, 1998
(the "1998 Cycle"), that vested on January 1, 2001. The amounts shown for
1999 consist of 33-1/3% of the Common Stock award from the eight-month performance cycle ended December 31, 1999, 50% of the Common Stock award for the 1998 Cycle, and 50% of the Common Stock award from the performance cycle ended December 31, 1997 (the "1997 Cycle"), that vested on January 1,
2000. For 1999, amounts also include cash awards for the Performance Share
Plan, which was applicable to the years 1997 through 1999 (the "1999
Cycle"). The cash amounts awarded for the 1999 Cycle for Messrs. Derrick,
Wraase, Torgerson, Williams and Sim were $119,722, $57,221, $53,482, $38,355 and $37,940, respectively. The amount shown for 1998 consists of 50% of the
Common Stock award for the 1997 Cycle and 50% of the Common Stock award for the performance cycle ended December 31, 1996 (the "1996 Cycle"), that vested on January 1, 1999. The value of the vested Common Stock was calculated based on the market price of the Common Stock on the day preceding the vesting date. Dollar amounts shown are for executives who were eligible to participate in the Performance Restricted Stock Program in the
years indicated.

(5) All Other Compensation
    Amounts in this column for 2000 consist of (i) Company contributions to the Savings Plan for Exempt Employees of $7,900, $7,804, $7,900, $4,232 and
$7,900 for Messrs. Derrick, Wraase, Torgerson, Williams and Sim,
respectively, (ii) Company contributions to the Executive Deferred
Compensation Plan due to Internal Revenue Service limitations on maximum contributions to the Savings Plan for Exempt Employees of $13,069, $7,860,
$5,790, $5,732 and $1,766 for Messrs. Derrick, Wraase, Torgerson, Williams
and Sim, respectively, (iii) the term life insurance portion of life insurance written on a split-dollar basis of $4,111, $2,398, $1,953, $1,040 and $1,517 for Messrs. Derrick, Wraase, Torgerson, Williams and Sim,
respectively, and (iv) the interest on employer paid premiums for split-
dollar life insurance of $32,448, $18,328, $14,371, $12,594 and $10,674 for
Messrs. Derrick, Wraase, Torgerson, Williams and Sim, respectively. The split-dollar life insurance contract provides death benefits to the executive's beneficiaries of approximately three times the executive's annual salary. The split-dollar program is designed so that, if the assumptions made as to mortality experience, policy return and other factors are realized, the Company will recover all plan costs, including a factor for the use of Company funds. The split-dollar policy provides a cash surrender value to each participant in excess of any premiums paid.

OPTION GRANTS IN LAST FISCAL YEAR
	Individual Grants (1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Share)	Expiration Date	Grant Date Present Value (2)
John M. Derrick, Jr.	119,900	33.6%	$22.4375	December 31, 2009	$285,362
Dennis R. Wraase	48,000	13.5%	$22.4375	December 31, 2009	$114,240
William T. Torgerson	30,000	8.4%	$22.4375	December 31, 2009	$ 71,400
Andrew W. Williams	10,300	2.9%	$22.4375	December 31, 2009	$ 25,514
William J. Sim	10,300	2.9%	$22.4375	December 31, 2009	$ 25,514

(1) Individual Grants
     The exercise price of options is the market price of the Common Stock on the grant date (January 1, 2000). Twenty-five percent of the options became exercisable on January 1, 2001. The remaining options will become exercisable at the rate of twenty-five percent on January 1 of each year until January 1, 2004.

(2) Grant Date Present Value
     The values in this column were determined based on the Black-Scholes option pricing model and are calculated at the time of grant. The following assumptions were used in the calculation: (a) expected price volatility -
twenty percent (20%), (b) options will be exercised in the tenth year, (c) an interest rate based upon the corresponding yield of a U.S. Treasury note maturing ten years from the date of grant, (d) dividends at the rate in effect on the date of grant, and (e) no adjustments for transferability. The fact that the Company used the Black-Scholes model does not necessarily mean that the Company believes or acknowledges that the model can accurately determine the value of options. The ultimate value of the option, if any, will depend on the future market price of the Company's Common Stock and the optionee's individual investment decisions, neither of which can be predicted with any degree of certainty.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at End of Fiscal Year Exercisable Unexercisable		Value of Unexercised In-the-Money Options at End of Fiscal Year (3) Exercisable Unexercisable
John M. Derrick, Jr.	0	0	108,385	119,900	$30,077	$258,085
Dennis R. Wraase	0	0	21,843	48,000	$ 6,061	$103,320
William T. Torgerson	0	0	21,843	30,000	$ 6,061	$ 64,575
Andrew W. Williams	0	0	13,934	10,300	$ 3,867	$ 22,171
William J. Sim	0	0	13,934	10,300	$ 3,867	$ 22,171

(3) Value of Unexercised In-the-Money Options at End of Fiscal Year
     The value of unexercised in-the-money options at December 29, 2000 is calculated by multiplying the number of shares by the amount by which the fair market value of the Common Stock on the last trading day of 2000, as reported by the New York Stock Exchange, exceeds the option exercise price.

LONG-TERM INCENTIVE PLAN-- AWARDS IN LAST FISCAL YEAR
Name	Performance or Other Period Until Maturation or Payout	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
John M. Derrick, Jr.	2001-2003	0	17,500	35,000
Dennis R. Wraase	2001-2003	0	7,000	14,000
William T. Torgerson	2001-2003	0	5,000	10,000
Andrew W. Williams	2001-2003	0	5,000	10,000
William J. Sim	2001-2003	0	5,000	10,000

     The preceding table reflects the share awards available under the
Company's Performance Restricted Stock Program established under the
Company's Long-Term Incentive Plan. Under the Program, performance cycles will be measured over three-year periods commencing January 1 of each year.
The Program provides for the earning of Common Stock based on the Company's total shareholder return compared to other companies in a peer group comprised of 20 gas and electric distribution companies. If, during the course of a performance period, a significant event occurs, as determined in the sole discretion of the Board of Directors, which the Board of Directors expects to have a substantial effect on total shareholder performance during the period, the Board of Directors may revise such measures.

     Under the Program, a target performance is established. Each award provides that, following completion of the performance period, the participant will be eligible to earn a number of shares of Common Stock ranging from 0% to 200% of the target performance award to the extent that performance objectives are achieved. The shares of Common Stock earned by a participant will vest immediately on the date that the performance award is earned.

PENSION PLAN TABLE
Average Annual Salary in Final Three Years of Employment	Annual Retirement Benefits Years in Plan
	15	20	25	30	35	40
$250,000	$ 66,000	$ 88,000	$109,000	$131,000	$153,000	$175,000
$350,000	$ 92,000	$123,000	$153,000	$184,000	$214,000	$245,000
$450,000	$118,000	$158,000	$197,000	$236,000	$276,000	$315,000
$550,000	$144,000	$193,000	$241,000	$289,000	$337,000	$385,000
$650,000	$171,000	$228,000	$284,000	$341,000	$398,000	$455,000
$750,000	$197,000	$263,000	$328,000	$394,000	$459,000	$525,000
$850,000	$223,000	$298,000	$372,000	$446,000	$521,000	$595,000
$950,000	$249,000	$333,000	$416,000	$499,000	$582,000	$665,000

     The Company's General Retirement Plan provides participants benefits after five years of service based on the average salary (the term salary being equal to the amounts contained in the Salary column of the Summary
Compensation Table) for the final three years of employment and years of credited service under the Plan at time of retirement. Normal retirement under the Plan is at age 65. Plan benefits are subject to an offset for any
Social Security benefits. Benefits under the Plan may be reduced under certain provisions of the Internal Revenue Code, as amended, and by salary deferrals under the Company's deferred compensation plans (other than CODA contributions made under the Savings Plan). Where any such limitations occur, the Company will pay a supplemental retirement benefit to eligible executives designed to maintain total retirement benefits at the formula level of the Plan. In addition, for executives who retire under the terms of the General Retirement Plan and are at least 59 years of age, their retirement benefit will be calculated on the basis of average salary, plus the average of the highest three annual incentive awards in the last five consecutive years. The annual incentive amounts are equal to the amounts shown in the Bonus column of the Summary Compensation Table. The current age, years of credited service and compensation used to determine retirement benefits (including supplemental benefits) for the above-named officers are as follows: Mr. Derrick, 61 and 39 years of credit, $709,685; Mr. Wraase, 57 and 31 years of credit, $458,240; Mr. Torgerson, 56 and 31 years of credit,
$386,031; Mr. Williams, 51 and 26 years of credit, $292,776; and Mr. Sim, 56 and 31 years of credit, $275,864. Annual benefits at age 65 (including the effect of the Social Security offset and the supplemental retirement benefit)
are illustrated in the table above.

Employment Agreements and Severance Agreements

     Messrs. Derrick, Wraase and Torgerson each have entered into employment agreements with the Company that provide for his employment through
December 10, 2004, and that automatically extend for successive periods of five years thereafter unless the Company or the executive has given notice that it shall not be so extended. Each of the employment agreements provides that the executive (i) will receive an annual base salary in an amount not less than his salary in effect as of December 10, 1999, and incentive compensation as determined by the Board of Directors and (ii) will be entitled to participate in retirement and other benefit plans, and receive fringe benefits on the same basis as other senior executives of the Company.

     Under each of the employment agreements, the executive is entitled to certain benefits if his employment is terminated prior to the expiration of the initial term of the agreement (or as extended) either (i) by the Company other than for cause, death or disability or (ii) by the executive if his salary is reduced, he is not in good faith considered for incentive awards, the Company fails to provide him with retirement benefits and other benefits provided to similarly situated executives, he is required to relocate by more than 50 miles from Washington, D.C., or he is demoted from a senior management position. These benefits include: (i) a lump sum payment in cash equal to three times (x) the sum of the executive's highest base salary rate in effect during the three-year period preceding termination and (y) the higher of (1) the annual target bonus for the year in which the termination of employment occurs or (2) the highest annual bonus received by the executive in any of the three preceding calendar years and (ii) the executive's annual cash incentive award for the year preceding termination of employment, if not yet paid, and a pro rata portion of the executive's annual incentive award for the year in which the executive's employment terminates.
In addition, any outstanding shares of restricted stock will become immediately vested, and the executive will be entitled to receive unpaid salary through the date of termination, certain supplemental retirement benefits under existing plans of the Company, and a continuation of premium payments under the Company's split-dollar life insurance policy. The agreements also provide that each executive is entitled to receive a gross-up payment equal to the amount of any federal excise taxes imposed upon compensation payable upon termination and the additional taxes that result from such payment.

     Messrs. Williams and Sim have entered into severance agreements with the
Company. Each severance agreement provides for the payment of severance benefits to the executive if, within two years following a change in control, which in the case of Mr. Sim includes a sale of all or substantially all of the generation assets, of the Company, any of the following events occur:
(i) termination of the employment of the executive by the Company (or a successor company), other than for cause, death, disability or voluntary normal retirement; (ii) termination of employment by the executive for "good reason," defined as the assignment of duties materially inconsistent with the executive's duties prior to the change in control or a material reduction or alteration of his duties, a reduction in the executive's salary or relocation of the executive by more than 50 miles; (iii) the failure or refusal by a successor company to assume the Company's obligations under the agreement; or
(iv) a material breach of the agreement by the Company (or a successor company). The executive also is entitled to severance benefits upon (i) the termination of the executive's employment without cause in contemplation of, but prior to, a change in control or (ii) the occurrence of an event, in contemplation of, but prior to a change in control, constituting "good reason" followed by the executive's voluntary termination of employment within two years after a change in control. The severance benefits consist of: (i) an amount equal to two times the executive's annual base salary (in effect at the time of termination) and annual bonus (average of annual target bonuses during the three years prior to termination) paid in 24 equal monthly installments and (ii) certain welfare benefits for a three-year period after the date of termination. The agreements also provide that each executive is entitled to receive a gross-up payment equal to the amount of any federal excise taxes imposed upon compensation payable upon termination and the additional taxes that result from such payment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 7, 2001, for each director, the five executive officers named in the Summary Compensation Table on page 18 and all directors and officers as a group (i) the number of shares of
Common Stock beneficially owned, (ii) the number of shares acquirable within
60 days pursuant to exercise of stock options, (iii) credited Common Stock equivalents and (iv) the total stock-based holdings. None of such persons beneficially owns shares of any other class of equity securities of the
Company. Each of the individuals, as well as all directors and executive officers as a group, beneficially owned less than 1% of the Company's outstanding Common Stock. The following table also sets forth, as of
March 7, 2001, the number and percentage of shares of Common Stock owned by all persons known by the Company to own beneficially 5% or more of the
Common Stock.

Name of Beneficial Owner	Shares of Common Stock Owned (1)	Common Stock Acquirable Within 60 Days (2)	Deferred Common Stock Equivalents (3)	Total Stock-Based Holdings (4)
Roger R. Blunt, Sr.	378	1,000	1,252	2,630
Edmund B. Cronin, Jr.	1,123	1,000	5,450	7,573
John M. Derrick, Jr.	44,467	138,360	-	182,827
Terence C. Golden	1,942	-	4,577	6,519
David O. Maxwell	500	1,000	1,549	3,049
Judith A. McHale	4,683	-	-	4,683
Floretta D. McKenzie	2,696	1,000	-	3,696
Edward F. Mitchell	70,356	1,000	1,549	72,905
Lawrence C. Nussdorf	1,000	-	-	1,000
Peter F. O'Malley	1,828	1,000	1,549	4,377
Pauline A. Schneider	600	-	-	600
William J. Sim	15,423	16,509	-	31,932
William T. Torgerson	20,871	29,343	-	50,214
Andrew W. Williams	24,863	16,509	-	41,372
Dennis R. Wraase	29,633	33,843	-	63,476
A. Thomas Young	1,000	1,000	6,328	8,328
All Directors and Executive Officers as a Group (24 Individuals)	313,693	266,998	22,254	602,945
Name and Address of Beneficial Owner	Shares of Common Stock Owned (5)	Percent of Common Stock Outstanding
Franklin Resources, Inc. 777 Mariners Island Boulevard San Mateo, CA 94404	11,006,264	9.9%

(1) Includes shares held under the Company's Dividend Reinvestment Plan and the Employee Savings Plan. Also includes shares awarded under the Company's
Long-Term Incentive Plan which will vest over time.

(2) Consists of Common Stock issuable upon the exercise of stock options.

(3) Consists of Common Stock equivalents acquired under the Directors'
Deferred Compensation Plan.

(4) Consists of the sum of the three preceding columns.

(5) According to a Schedule 13G, dated February 2, 2001, filed with the
Securities and Exchange Commission jointly by Franklin Resources, Inc.,
Templeton Global Advisors Limited, a subsidiary of Franklin Resources, Inc., and Charles B. Johnson and Rupert H. Johnson, Jr., each a principal shareholder of Franklin Resources, Inc., the Common Stock is beneficially owned by one or more open or closed-end investment companies or other managed accounts that are advised by direct and indirect advisory subsidiaries of
Franklin Resources, Inc. Sole power to vote or to direct the voting of the
Common Stock is reported as follows: Templeton Global Advisors Limited:
8,457,369; Franklin Advisers, Inc.: 2,080,000; Franklin Templeton Investment
Management Limited: 413,853; and Templeton Investment Counsel, LLC: 42,362.
Sole power to dispose or to direct the disposition of the Common Stock is reported as follows: Templeton Global Advisors Limited: 8,470,049; Franklin
Advisers, Inc.: 2,080,000; Franklin Templeton Investment Management Limited:
413,853; and Templeton Investment Counsel, LLC: 42,362.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Clark Construction Group, Inc., of which Mr. Nussdorf, a nominee for director, is Vice President and Treasurer, serves as the general contractor with a joint venture partner for the base building and interior construction of the Company's new headquarters in Washington, D.C.

     Pauline Schneider, a nominee for director, is a partner in the law firm of Hunton & Williams. Hunton & Williams rendered legal services to the
Company and its subsidiaries in 2000 and is expected to render services to the Company and its subsidiaries in 2001.

Part IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents List

1.   Financial Statements

     The following documents are included within this document as Exhibit 13 on the pages identified below:

Page Reference
Form 10-K (Exhibit 13)
Consolidated Balance Sheets - December 31, 2000 and 1999	35
Consolidated Statements of Earnings - for the years ended December 31, 2000, 1999 and 1998	34
Consolidated Statements of Shareholders' Equity and Comprehensive Income - for the years ended December 31, 2000, 1999 and 1998	37
Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998	38
Notes to Consolidated Financial Statements	39
Report of Independent Accountants	33

2.   Financial Statement Schedules

     Unaudited supplementary data entitled "Quarterly Financial Summary
(Unaudited)" is included herein in Exhibit 13 (included in "Notes to
Consolidated Financial Statements" as Note 16).

     Schedule II (Valuation and Qualifying Accounts) and the Report of
Independent Accountants on Consolidated Financial Statement Schedule are
submitted pursuant to Item 14(d).

All other schedules are omitted because they are not applicable, or the required information is presented in the financial statements.

3.   Exhibits required by Securities and Exchange Commission Regulation S-K
     (summarized below).
Exhibit No.	Description of Exhibit	Reference*
3.1	Charter of the Company. . . . . . . .	Exh. 3.1 to Form 10-K, 3/27/00.
3.2	By-Laws of the Company. . . . . . . .	Filed herewith.
4

Mortgage and Deed of Trust dated
July 1, 1936, of the Company to
The Bank of New York as Successor
Trustee, securing First Mortgage
Bonds of the Company, and
Supplemental Indenture dated
July 1, 1936. . . . . . . . . . . . .

Exh. B-4 to First Amendment, 6/19/36, to Registration Statement No. 2-2232.
	Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 1, 1939 and December 10, 1939. . . . . . . . . . . . . . . . .	Exhs. A & B to Form 8-K, 1/3/40.
	August 1, 1940. . . . . . . . . . . .	Exh. A to Form 8-K, 9/25/40.
	July 15, 1942 and August 10, 1942. . . . . . . . . . . . . . . . .	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post- Effective Amendment, 8/31/42, to Registration Statement No. 2-5032.
	August 1, 1942. . . . . . . . . . . .	Exh. B-4 to Form 8-A, 10/8/42.
	October 15, 1942. . . . . . . . . . .	Exh. A to Form 8-K, 12/7/42.
	October 15, 1947. . . . . . . . . . .	Exh. A to Form 8-K, 12/8/47.
Exhibit No.	Description of Exhibit	Reference*
4 (cont.)	January 1, 1948 . . . . . . . . . . .	Exh. 7-B to Post-Effective Amendment No. 2, 1/28/48, to Registration Statement No. 2-7349.
	December 31, 1948 . . . . . . . . . .	Exh. A-2 to Form 10-K, 4/13/49.
	May 1, 1949 . . . . . . . . . . . . .	Exh. 7-B to Post-Effective Amendment No. 1, 5/10/49, to Registration Statement No. 2-7948.
	December 31, 1949 . . . . . . . . . .	Exh. (a)-1 to Form 8-K, 2/8/50.
	May 1, 1950 . . . . . . . . . . . . .	Exh. 7-B to Amendment No. 2, 5/8/50, to Registration Statement No. 2-8430.
	February 15, 1951 . . . . . . . . . .	Exh. (a) to Form 8-K, 3/9/51.
	March 1, 1952 . . . . . . . . . . . .	Exh. 4-C to Post-Effective Amendment No. 1, 3/12/52, to Registration Statement No. 2-9435.
	February 16, 1953 . . . . . . . . . .	Exh. (a)-1 to Form 8-K, 3/5/53.
	May 15, 1953. . . . . . . . . . . . .	Exh. 4-C to Post-Effective Amendment No. 1, 5/26/53, to Registration Statement No. 2-10246.
	March 15, 1954 and March 15, 1955. . . . . . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-11627, 5/2/55.
	May 16, 1955. . . . . . . . . . . . .	Exh. A to Form 8-K, 7/6/55.
	March 15, 1956. . . . . . . . . . . .	Exh. C to Form 10-K, 4/4/56.
	June 1, 1956. . . . . . . . . . . . .	Exh. A to Form 8-K, 7/2/56.
	April 1, 1957 . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-13884, 2/5/58.
	May 1, 1958 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-14518, 11/10/58.
	December 1, 1958. . . . . . . . . . .	Exh. A to Form 8-K, 1/2/59.
	May 1, 1959 . . . . . . . . . . . . .	Exh. 4-B to Amendment No. 1, 5/13/59, to Registration Statement No. 2-15027.
	November 16, 1959 . . . . . . . . . .	Exh. A to Form 8-K, 1/4/60.
	May 2, 1960 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-17286, 11/9/60.
	December 1, 1960 and April 3, 1961. . . . . . . . . . . . . . . . .	Exh. A-1 to Form 10-K, 4/24/61.
	May 1, 1962 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-21037, 1/25/63.
Exhibit No.	Description of Exhibit	Reference*
4 (cont.)	February 15, 1963 . . . . . . . . . .	Exh. A to Form 8-K, 3/4/63.
	May 1, 1963 . . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-21961, 12/19/63.
	April 23, 1964. . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-22344, 4/24/64.
	May 15, 1964. . . . . . . . . . . . .	Exh. A to Form 8-K, 6/2/64.
	May 3, 1965 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-24655, 3/16/66.
	April 1, 1966 . . . . . . . . . . . .	Exh. A to Form 10-K, 4/21/66.
	June 1, 1966. . . . . . . . . . . . .	Exh. 1 to Form 10-K, 4/11/67.
	April 28, 1967. . . . . . . . . . . .	Exh. 2-B to Post-Effective Amendment No. 1 to Registration Statement No. 2-26356, 5/3/67.
	May 1, 1967 . . . . . . . . . . . . .	Exh. A to Form 8-K, 6/1/67.
	July 3, 1967. . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-28080, 1/25/68.
	February 15, 1968 . . . . . . . . . .	Exh. II-I to Form 8-K, 3/7/68.
	May 1, 1968 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-31896, 2/28/69.
	March 15, 1969. . . . . . . . . . . .	Exh. A-2 to Form 8-K, 4/8/69.
	June 16, 1969 . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-36094, 1/27/70.
	February 15, 1970 . . . . . . . . . .	Exh. A-2 to Form 8-K, 3/9/70.
	May 15, 1970. . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-38038, 7/27/70.
	August 15, 1970 . . . . . . . . . . .	Exh. 2-D to Registration Statement No. 2-38038, 7/27/70.
	September 1, 1971 . . . . . . . . . .	Exh. 2-C to Registration Statement No. 2-45591, 9/1/72.
	September 15, 1972. . . . . . . . . .	Exh. 2-E to Registration Statement No. 2-45591, 9/1/72.
	April 1, 1973 . . . . . . . . . . . .	Exh. A to Form 8-K, 5/9/73.
	January 2, 1974 . . . . . . . . . . .	Exh. 2-D to Registration Statement No. 2-49803, 12/5/73.
Exhibit No.	Description of Exhibit	Reference*
4. (cont.)	August 15, 1974 . . . . . . . . . . .	Exhs. 2-G and 2-H to Amendment No. 1 to Registration Statement No. 2-51698, 8/14/74.
	June 15, 1977 . . . . . . . . . . . .	Exh. 4-A to Form 10-K, 3/19/81.
	July 1, 1979. . . . . . . . . . . . .	Exh. 4-B to Form 10-K, 3/19/81.
	June 16, 1981 . . . . . . . . . . . .	Exh. 4-A to Form 10-K, 3/19/82.
	June 17, 1981 . . . . . . . . . . . .	Exh. 2 to Amendment No. 1, 6/18/81, to Form 8-A.
	December 1, 1981. . . . . . . . . . .	Exh. 4-C to Form 10-K, 3/19/82.
	August 1, 1982. . . . . . . . . . . .	Exh. 4-C to Amendment No. 1 to Registration Statement No. 2-78731, 8/17/82.
	October 1, 1982 . . . . . . . . . . .	Exh. 4 to Form 8-K, 11/8/82.
	April 15, 1983. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/23/84.
	November 1, 1985. . . . . . . . . . .	Exh. 2-B to Form 8-A, 11/1/85.
	March 1, 1986 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/28/86.
	November 1, 1986. . . . . . . . . . .	Exh. 2-B to Form 8-A, 11/5/86.
	March 1, 1987 . . . . . . . . . . . .	Exh. 2-B to Form 8-A, 3/2/87.
	September 16, 1987. . . . . . . . . .	Exh. 4-B to Registration Statement No. 33-18229, 10/30/87.
	May 1, 1989 . . . . . . . . . . . . .	Exh. 4-C to Registration Statement No. 33-29382, 6/16/89.
	August 1, 1989. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/23/90.
	April 5, 1990 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/29/91.
	May 21, 1991. . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/27/92.
	May 7, 1992 . . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	September 1, 1992 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	November 1, 1992. . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	March 1, 1993 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	March 2, 1993 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	July 1, 1993. . . . . . . . . . . . .	Exh. 4.4 to Registration Statement No. 33-49973, 8/11/93.
Exhibit No.	Description of Exhibit	Reference*
4 (cont.)	August 20, 1993 . . . . . . . . . . .	Exh. 4.4 to Registration Statement No. 33-50377, 9/23/93.
	September 29, 1993. . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	September 30, 1993. . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	October 1, 1993 . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	February 10, 1994 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	February 11, 1994 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	March 10, 1995. . . . . . . . . . . .	Exh. 4.3 to Registration Statement No. 61379, 7/28/95.
	September 6, 1995 . . . . . . . . . .	Exh. 4 to Form 10-K, 4/1/96.
	September 7, 1995 . . . . . . . . . .	Exh. 4 to Form 10-K, 4/1/96.
	October 2, 1997 . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/98.
	March 17, 1999. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/27/00.
4-A	Indenture, dated as of July 28, 1989, between the Company and The Bank of New York, Trustee, with respect to the Company's Medium-Term Note Program . . . . . . . . . . . . . . .	Exh. 4 to Form 8-K, 6/21/90.
10	Agreement, effective December 8, 1998, between the Company and the International Brotherhood of Electrical Workers (Local Union No. 1900). . . . . . . .	Exh. 10 to Form 10-K, 3/26/99.
10.1	Employment Agreement of John M. Derrick, Jr.**. . . . . . .	Exh. 10.1 to Form 10-K, 3/27/00.
10.2	Employment Agreement of Dennis R. Wraase**. . . . . . . . .	Exh. 10.2 to Form 10-K, 3/27/00.
10.3	Employment Agreement of William T. Torgerson**. . . . . . .	Exh. 10.3 to Form 10-K, 3/27/00.
10.4	Severance Agreement of Robert C. Grantley**. . . . . . . .	Exh. 10.4 to Form 10-K, 3/27/00.
10.5	Severance Agreement of William J. Sim** . . . . . . . . .	Exh. 10.5 to Form 10-K, 3/27/00.
10.6	Severance Agreement of Andrew W. Williams** . . . . . . .	Exh. 10.6 to Form 10-K, 3/27/00.
10.7	Severance Agreement of Earl K. Chism** . . . . . . . . .	Exh. 10.7 to Form 10-K, 3/27/00.
Exhibit No.	Description of Exhibit	Reference*
10.8	Severance Agreement of Kenneth P. Cohn** . . . . . . . .	Exh. 10.8 to Form 10-K, 3/27/00.
10.9	Severance Agreement of Kirk J. Emge** . . . . . . . . .	Exh. 10.9 to Form 10-K, 3/27/00.
10.11	Severance Agreement of William R. Gee** . . . . . . . .	Exh. 10.11 to Form 10-K, 3/27/00.
10.12	Severance Agreement of Anthony J. Kamerick** . . . . . . . .	Exh. 10.12 to Form 10-K, 3/27/00.
10.13	Severance Agreement of Beverly L. Perry** . . . . . . . .	Exh. 10.13 to Form 10-K, 3/27/00.
10.14	Severance Agreement of James S. Potts** . . . . . . . .	Exh. 10.14 to Form 10-K, 3/27/00.
10.16	1999 General Memorandum of Understanding, dated December 8, 1998 between the Company and the International Brotherhood of Electrical Workers (Local Union No. 1900) . . . . . . . . . . . . . .	Exh. 10.2 to Form 10-K, 3/26/99.
10.17	Potomac Electric Power Company Long-Term Incentive Plan** . . . . . . . .	Exh. 4 to Form S-8, 6/12/98
11	Statements Re. Computation of Earnings Per Common Share . . . . .	Filed herewith.
12	Statements Re. Computation of Ratios. . . . . . . . . . . . . . .	Filed herewith.
13	Financial Information Section of Annual Report . . . . . . . . . . .	Filed herewith.
21	Subsidiaries of the Registrant. . . .	Filed herewith.
23	Consent of Independent Accountants. .	Filed herewith.

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

(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed by the Company on December 19,
2000, providing details on the completion of the divestiture of substantially all of the Company's generation assets to Mirant Corp., formerly Southern
Energy Inc. The items reported on such Form 8-K were Item 2 (Acquisition or
Disposition of Assets) and Item 7 (Financial Statements and Exhibits).
Schedule II	Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(Millions of Dollars)

Year Ended December 31, 2000
Allowance for uncollectible accounts - customer and other accounts receivable	$8.0	$8.0	$1.5	($8.4)	$9.1

Year Ended December 31, 1999
Allowance for uncollectible accounts - customer and other accounts receivable	$7.7	$8.0	$1.0	($8.7)	$8.0

Year Ended December 31, 1998
Allowance for uncollectible accounts - customer and other accounts receivable	$8.4	$8.0	-	($8.7)	$7.7

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

(c)  Exhibit 11   Statements Re. Computation of Earnings Per Common Share

     The information required by this Exhibit is included in Note 11 of the
"Notes to Consolidated Financial Statements," which is included in Exhibit 13.
Exhibit 12 Statements Re: Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 2000 through 1996, on the basis of Utility operations only, are as follows:

	For the Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollar Amounts in Millions)

Net income	$348.9	$228.0	$211.2	$164.7	$220.1
Taxes based on income	352.9	142.6	131.0	97.5	135.0

Income before taxes	701.8	370.6	342.2	262.2	355.1

Fixed charges:
Interest charges	170.1	156.1	151.8	146.7	146.9
Interest factor in rentals	23.2	23.4	23.8	23.6	23.6

Total fixed charges	193.3	179.5	175.6	170.3	170.5

Income before income taxes and fixed charges	$895.1	$550.1	$517.8	$432.5	$525.6

Coverage of fixed charges	4.63	3.06	2.95	2.54	3.08

Preferred dividend requirements, including redemption premium	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	2.01	1.63	1.62	1.59	1.61

Preferred dividend factor	$11.1	$14.5	$29.2	$26.2	$26.7

Total fixed charges and preferred dividends	$204.4	$194.0	$204.8	$196.5	$197.2

Coverage of combined fixed charges and preferred dividends	4.38	2.84	2.53	2.20	2.66

Exhibit 12 Statements Re: Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 2000 through 1996, on a consolidated basis, are as follows:

	For the Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollar Amounts in Millions)

Net income	$352.0	$247.1	$226.3	$181.8	$237.0
Taxes based on income	341.2	114.5	122.3	65.6	80.4

Income before taxes	693.2	361.6	348.6	247.4	317.4

Fixed charges:
Interest charges	230.7	208.7	208.6	216.1	231.1
Interest factor in rentals	23.6	23.8	24.0	23.7	23.9

Total fixed charges	254.3	232.5	232.6	239.8	255.0

Competitive operations capitalized interest	(3.9)	(1.8)	(0.6)	(0.5)	(0.7)

Income before income taxes and fixed charges	$943.6	$592.3	$580.6	$486.7	$571.7

Coverage of fixed charges	3.71	2.55	2.50	2.03	2.24

Preferred dividend requirements, including redemption premium	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	1.97	1.46	1.54	1.36	1.34

Preferred dividend factor	$10.9	$12.9	$27.7	$22.4	$22.2

Total fixed charges and preferred dividends	$265.2	$245.4	$260.3	$262.2	$277.2

Coverage of combined fixed charges and preferred dividends	3.56	2.41	2.23	1.86	2.06

Exhibit 21 Subsidiaries of the Registrant Name	Jurisdiction of Incorporation
Aircraft International Management Company	Delaware
American Energy Corporation	Delaware
AMP Funding, LLC	Delaware
BCR/BT Ventures	Delaware
Edison Place, LLC	Delaware
Edison Capital Reserves Corporation	Delaware
Electro Ecology, Inc.	New York
Energy and Telecommunication Services, LLC	Delaware
59 M Street Associates, LLC	District of Columbia
Friendly Skies, Inc.	U.S. Virgin Islands
Harmons Building Associates	Maryland
Linpro Harmons Land Limited Partnership	Maryland
Met Electrical Testing Company, Inc.	Delaware
NLI/PLC-Maco III Associates	Delaware
PCI Air Management Corporation	Nevada
PCI Air Management Partners, LLC	Delaware
PCI/BT Ventures	Delaware
PCI Energy Corporation	Delaware
PCI Engine Trading, Ltd.	Bermuda
PCI Ever, Inc.	Delaware
PCI/Foxhall Investment LP	District of Columbia
PCI Holdings, Inc.	Delaware
PCI Netherlands Corporation	Nevada
PCI Nevada Investments	Delaware
PCI Queensland Corporation	Nevada
PCI-BT Investing, LLC	Delaware
Pepco Building Services, Inc.	Delaware
Pepco Communications, LLC	Delaware
Pepco Communications, Inc.	Delaware
Pepco Energy Company	Delaware
Pepco Energy Services, Inc.	Delaware
Pepco Enterprises, Inc.	Delaware
Pepco Holdings, Inc.	Delaware
Pepco Technologies, LLC	Delaware
PepMarket.com LLC	Delaware
PES Home Warranty Services of Virginia	Virginia
Potomac Aircraft Leasing Corporation	Nevada
Potomac Capital Investment Corporation	Delaware
Potomac Capital Joint Leasing Corporation	Delaware
Potomac Capital Markets Corporation	Delaware
Potomac Delaware Leasing Corporation	Delaware
Potomac Electric Power Company Trust I	Delaware
Potomac Equipment Leasing Corporation	Nevada
Potomac/Foxhall, LLC	District of Columbia
Potomac Harmans Corporation	Maryland
Potomac Land Corporation	Delaware
Potomac Leasing Associates, L.P.	Nevada
Potomac Nevada Corporation	Nevada
Potomac Nevada Investment, Inc.	Nevada
Potomac Nevada Leasing Corporation	Nevada
Potomac Power Resources, Inc.	Delaware
Ramp Investments, LLC	Delaware
21 Subsidiaries of the Registrant (Cont.) Name
Redland Tech Center, LLC	Delaware
Severn Cable, LLC	Delaware
Severn Construction, LLC	Delaware
Square 673 Associates, LLC	District of Columbia
Starpower Communications LLC	Delaware
Substation Test Company, Inc.	Delaware
30/60 M Street Limited Partnership	Delaware
Viron/Pepco Services Partnership	Delaware
W.A. Chester, LLC	Delaware
W. A. Chester Corporation	Delaware

Exhibit 23    Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) and the
Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379, 333-33495
and 333-66127) of Potomac Electric Power Company and in the Registration
Statement on Form S-4 (Number 333-57042) of New RC, Inc. of our report dated
January 19, 2001 relating to the financial statements on pages 34 to 77 of
Exhibit 13, which is included in the Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 19,
2001, relating to the Consolidated Financial Statement Schedule, which appears under Item 14(a)2. of this Form 10-K.

PRICEWATERHOUSECOOPERS LLP
Washington, D.C.
March 23, 2001

Report of Independent Accountants on Consolidated Financial Statement
Schedule

To the Board of Directors of
Potomac Electric Power Company

Our audits of the consolidated financial statements referred to in our report dated January 19, 2001 appearing in the 2000 Annual Report to shareholders of
Potomac Electric Power Company (which report and consolidated financial statements are included on pages 34 to 77 of Exhibit 13 in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a)2. of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Washington, D.C.
January 19, 2001

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of
Washington, District of Columbia, on the 23rd day of March, 2001.

                                   POTOMAC ELECTRIC POWER COMPANY
                                               (Registrant)

                                   By          John M. Derrick
                                            (John M. Derrick, Jr.,
                                         Chairman of the Board and
                                           Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
	Signature	Title	Date
(i)	Principal Executive Officers John M. Derrick (John M. Derrick, Jr.)	Chairman of the Board and Chief Executive Officer
	D. R. Wraase (Dennis R. Wraase)	President, Chief Operating Officer and Director
(ii),	Principal Financial Officer
(iii)	Principal Accounting Officer A. W. Williams (Andrew W. Williams)	Senior Vice President and Chief Financial Officer
(iv)	Directors: Roger R. Blunt (Roger R. Blunt, Sr.)	Director
	Edmund B. Cronin, Jr. (Edmund B. Cronin, Jr.)	Director
March 23, 2001
	Signature	Title	Date
(iv)	Directors (cont.): T. C. Golden (Terence C. Golden)	Director
	David O. Maxwell (David O. Maxwell)	Director
	Judith A. McHale (Judith A. McHale)	Director
	Floretta D. McKenzie (Floretta D. McKenzie)	Director
	___________________________ (Edward F. Mitchell)	Director
	Peter F. O'Malley (Peter F. O'Malley)	Director
	A. T. Young (A. Thomas Young)	Director

March 23, 2001