Form 10-Q
period 2001-03-31
POTOMAC ELECTRIC POWER CO
filed 2001-05-02
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			March 31, 2001

Commission File Number			1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)			53-0127880 (I.R.S. Employer Identification No.)

1900 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2001
Common Stock, $1 par value	108,899,176

PART I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended March 31,
	2001	2000
(Millions of Dollars, except per share data)

Operating Revenue
Utility	$396.7	$440.1
Competitive	164.1	85.0
Gain on divestiture of generation assets	50.2	-
Total Operating Revenue	611.0	525.1

Operating Expenses
Fuel and purchased energy	291.7	248.7
Other operation and maintenance	91.3	95.3
Depreciation and amortization	42.0	67.3
Other taxes	53.2	45.7
Total Operating Expenses	478.2	457.0

Operating Income	132.8	68.1

Other Income (Expenses)
Interest and dividend income	30.8	3.8
Interest expense	(46.1)	(51.7)
Loss from Equity Investments, Principally a Telecommunication Entity	(6.3)	(3.9)
Other income	2.6	0.3
Total Other Expenses	(19.0)	(51.5)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3

Income Tax Expense	46.6	4.6

Net Income	64.9	9.7

Dividends on Preferred Stock	1.2	1.4

Earnings Available for Common Stock	63.7	8.3

Retained Income at Beginning of Period	929.7	779.3
Dividends on Common Stock	(45.8)	(49.2)
Other Comprehensive Income, Net of Tax	(1.2)	(4.7)
Retained Income at End of Period	$946.4	$733.7

Basic Average Common Shares Outstanding	110.5	118.5
Basic Earnings Per Share of Common Stock	$0.58	$0.07
Diluted Average Common Shares Outstanding	111.6	118.5
Diluted Earnings Per Share of Common Stock	$0.57	$0.07
Cash Dividends Per Share of Common Stock	$0.415	$0.415

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2001)
	March 31, 2001	December 31, 2000
ASSETS	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$1,074.1	$1,864.6
Marketable securities	217.7	231.4
Accounts receivable, less allowance for uncollectible accounts of $10.1 and $9.1	451.4	478.4
Fuel, materials and supplies - at average cost	34.8	36.4
Prepaid expenses	38.3	413.6
Total Current Assets	1,816.3	3,024.4

INVESTMENTS AND OTHER ASSETS
Investment in finance leases	589.3	589.5
Operating lease equipment - net of accumulated depreciation of $141.4 and $135.4, respectively	48.5	54.6
Other	639.8	637.0
Total Investments and Other Assets	1,277.6	1,281.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,240.7	4,284.7
Accumulated depreciation	(1,575.9)	(1,562.9)
Net Property, Plant and Equipment	2,664.8	2,721.8

TOTAL ASSETS	$5,758.7	$7,027.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt	$798.1	$1,150.1
Accounts payable and accrued payroll	252.4	273.8
Capital lease obligations due within one year	15.2	15.2
Interest and taxes accrued	99.3	814.4
Other	188.5	181.9
Total Current Liabilities	1,353.5	2,435.4

DEFERRED CREDITS
Regulatory liabilities, net	193.4	186.1
Income taxes	397.4	418.7
Investment tax credits	26.2	28.3
Other	21.0	21.4
Total Deferred Credits	638.0	654.5

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,718.5	1,859.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	40.8
Redeemable serial preferred stock	49.5	49.5
Total Preferred Stock	84.8	90.3

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, issued 118,544,883 and 118,530,802 shares, respectively	118.5	118.5
Premium on stock and other capital contributions	1,028.3	1,027.3
Capital stock expense	(12.9)	(13.0)
Accumulated other comprehensive loss	(8.6)	(7.5)
Retained income	955.1	937.2
Total Shareholders' Equity	2,080.4	2,062.5

Less cost of shares of common stock in treasury ( 9,645,707 shares and 7,792,907 shares, respectively)	(241.5)	(200.0)
	1,838.9	1,862.5

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,758.7	$7,027.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31, 2001 2000

	(Millions of Dollars)

OPERATING ACTIVITIES

Net income	$64.9	$9.7
Adjustments to reconcile net income to net cash (used by) from operating activities:
Depreciation and amortization	42.0	67.3
Gain on divestiture of generation assets	(50.2)	-
Changes in:
Accounts receivable and unbilled revenue	27.0	(30.2)
Regulatory assets/liabilities, net	7.3	(5.9)
Contract termination fee	26.0	(0.4)
Prepaid expenses	375.3	0.4
Accounts payable and accrued payroll	(21.4)	(23.1)
Interest and taxes accrued	(715.1)	(22.8)
Net other operating activities	5.4	26.0
Net Cash (Used By) From Operating Activities	(238.8)	21.0

INVESTING ACTIVITIES

Net investment in property, plant and equipment	(119.0)	(53.7)
Proceeds from:
Divestiture of generation assets	156.2	-
Sales of marketable securities, net of purchases	14.0	(3.1)
Sales of leased equipment, net of additions	-	40.7
Sales of other investments, net of purchases	(22.3)	(28.3)
Net other investing activities	1.0	-
Net Cash From (Used by) Investing Activities	29.9	(44.4)

FINANCING ACTIVITIES

Dividends paid on preferred and common stock	(41.5)	(50.6)
Redemption of preferred stock	(5.5)	(5.5)
Reacquisition of the Company's common stock	(41.5)	-
Reacquisition of debt, net of issuances	(493.1)	8.8
Other financing activities	1.0	1.0
Net Cash Used By Financing Activities	(580.6)	(46.3)

Net Decrease In Cash and Cash Equivalents	(789.5)	(69.7)
Cash and Cash Equivalents at Beginning of Year	1,864.6	98.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,075.1	$ 29.0

Cash paid for interest (net of capitalized interest of $1.4 and $.8) and income taxes:
Interest	$ 68.3	$ 45.5
Income taxes	$ 850.7	$ 0.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For additional information, other than the information discussed in the Notes to
Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2000 Form 10-K.

(1)     Organization and Segment Information

Organization

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
The Company also has a wholly owned Delaware statutory business trust, Potomac
Electric Power Company Trust I (Trust) and a wholly owned Delaware Investment
Holding Company, Edison Capital Reserves Corporation (Edison).

          On May 19, 2000, the Company reached an agreement with PPL Global, Inc., and
Allegheny Energy Supply Company, LLC, to sell its 9.72 percent interest in the
Conemaugh Generating Station (Conemaugh) for approximately $156 million.
Conemaugh is located near Johnstown, Pennsylvania, and consists of two baseload units totaling approximately 1,700 megawatts of capacity. The Conemaugh sale closed on
January 8, 2001, and resulted in the recognition of a pre-tax gain of $50.2 million ($22.4 million after-tax) during the first quarter of 2001.

          Additionally, as discussed in Item 7. Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition of the Company's 2000
Form 10-K, on February 12, 2001, the Company and Conectiv announced that each company's board of directors approved an agreement for a strategic transaction whereby the Company will effectively acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. Both companies will become subsidiaries of a new holding company to be named at a later date. The combination will be accounted for as a purchase and is expected to be completed in approximately 12 months. Completion of the acquisition is subject to customary closing conditions, including shareholder approval by both companies, receipt of all regulatory approvals, and making all necessary governmental filings.

Segment Information

          The Company has identified the Utility's operations including the Trust (Utility
Segment) and PHI's operations (Competitive Segment) as its two reportable segments.
The following tables present condensed financial information for the three months ended
March 31, 2001 and 2000, respectively.

	Competitive Segment
			Pepco
			Energy	Total	Total
	Utility	PCI	Services	PHI	Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
March 31, 2001
Operating Revenue	$ 446.9(A)	$ 28.9	$ 135.2	$ 164.1	$ 611.0(A)
Operating Expenses
Fuel and Purchased Energy	188.8	-	102.9	102.9	291.7
Other Operation and Maintenance	50.8	14.4	26.1	40.5	91.3
Depreciation and Amortization	34.4	6.1	1.5	7.6	42.0
Other Taxes	53.2	-	-	-	53.2
Total Operating Expenses	327.2	20.5	130.5	151.0	478.2
Operating Income	119.7	8.4	4.7	13.1	132.8
Other Income (Expenses)
Interest and Dividend Income	23.4	4.5(C)	-	4.5	27.9
Interest Expense	(34.7)	(11.2)	(.2)	(11.4)	(46.1)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(6.6)	.3	(6.3)	(6.3)
Other Income	5.2	.3	-	.3	5.5
Total Other Expenses	(6.1)	(13.0)	.1	(12.9)	(19.0)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	47.5	(3.1)	2.2	(.9)	46.6
Net Income (Loss)	$ 63.8(B)	$ (1.5)	$ 2.6	$ 1.1	$ 64.9(B)

(A)   Includes a pre-tax gain of $50.2 million from the sale of the Conemaugh Generating
         Station.
(B)   Includes an after-tax gain of $22.4 million from the sale of the Conemaugh Generating
         Station.
(C)   Includes dividend income from PCI's ongoing preferred stock investment portfolio.

	Competitive Segment
			Pepco
			Energy	Total	Total
	Utility	PCI	Services	PHI	Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)

March 31, 2000
Operating Revenue	$440.1	$ 41.3(A)	$ 43.7	$ 85.0	$525.1(A)
Operating Expenses
Fuel and Purchased Energy	212.0	-	36.7	36.7	248.7
Other Operation and Maintenance	77.3	8.1	9.9	18.0	95.3
Depreciation and Amortization	61.8	5.1	.4	5.5	67.3
Other Taxes	45.7	-	-	-	45.7
Total Operating Expenses	396.8	13.2	47.0	60.2	457.0
Operating Income (Loss)	43.3	28.1	(3.3)	24.8	68.1
Other Income (Expenses)
Interest and Dividend Income	-	3.2(C)	-	3.2	3.2
Interest Expense	(36.8)	(14.3)	(.6)	(14.9)	(51.7)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(4.1)	.2	(3.9)	(3.9)
Other Income	1.0	(.1)	-	(.1)	.9
Total Other Expenses	(35.8)	(15.3)	(.4)	(15.7)	(51.5)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	1.9	4.0	(1.3)	2.7	4.6
Net Income (Loss)	$ 3.3	$ 8.8(B)	$ (2.4)	$ 6.4	$ 9.7(B)

(A)   Includes pre-tax gain of $19.7 million from the sale of Cove Point.
(B)   Includes after-tax gain of $11.8 million from the sale of Cove Point.
(C)   Includes dividend income from PCI's ongoing preferred stock investment portfolio.

(2)     Summary of Significant Accounting Policies

Basis of Presentation

          The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2000
Form 10-K. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Derivative Instruments and Hedging Activities

          On January 1, 2001, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" (SFAS 133). Although the Utility is not directly impacted by SFAS 133, the competitive subsidiaries have entered into several agreements that are subject to the provisions of SFAS 133. Specifically, PCI has entered into two interest rate swap agreements for the purposes of hedging certain variable interest rate debt obligations for fixed interest rate debt that were issued under its Medium Term Note (MTN) program;
and, Pepco Energy Services has entered into two fuel oil price swap agreements for the purpose of hedging the variability of fuel oil costs for electric power generation. In accordance with the terms of the swap agreements, both PCI and Pepco Energy Services receive or pay the net difference between variable interest payments/market prices and the fixed rates/prices due from its swap counterparties, thereby fixing its interest expense and fuel cost, respectively.

          On the date of adoption, PCI formally designated its swap agreements as cash flow hedge instruments which, for accounting purposes, are measured at fair market value and recorded as liabilities in the Company's consolidated balance sheet. As cash flow hedges, the effective portion of the change in the fair value of the interest rate and oil price swaps are reported as a component of Accumulated Other Comprehensive Income (AOCI). As a
yield adjustment is realized, the related amount reflected in AOCI is subsequently reclassified into interest expense or fuel and purchased energy.

          The Company's management assesses interest rate and fuel oil price risks by continually identifying and monitoring changes in the marketplace that may adversely impact expected future cash flows and by evaluating hedging opportunities.

          On January 1, 2001, PCI recorded an after-tax adjustment of $33 thousand to
AOCI for the purposes of recognizing the fair value of interest rate swaps designated as cash flow hedges. A similar adjustment was not required for the oil price swaps as they did not exist at that date. AOCI is adjusted monthly for changes in the fair value of the interest rate and fuel oil swaps. During the three months ended March 31, 2001, PCI recorded $53 thousand in income as a result of the change in the fair value of the swap agreements. As of March 31, 2001, PCI recorded $668 thousand as an interest rate swap liability classified in other liabilities and Pepco Energy Services recorded $511 thousand as purchase commitments included in accounts payable and other liabilities, respectively.

          PCI's interest rate swaps expire on March 24, 2004 and August 22, 2005, respectively, which coincides with the maturity date of these MTNs, to which the swaps relate for hedging purposes. Pepco Energy Services' fuel oil swaps expire in August
2001, which coincides with the planned fuel requirements for electric power generation.

          Through the year ended December 31, 2002, approximately $519 thousand of losses in AOCI related to the oil price and interest rate swaps are expected to be reclassified into income as a yield adjustment of the hedged items.

Comprehensive Income

          The Company's components of comprehensive income are net income, unrealized losses on marketable securities, and unrealized losses on derivative instruments.
Comprehensive income was $63.7 million and $5 million for the three months ended
March 31, 2001 and 2000, respectively.

(3)     Treasury Stock Transactions

          On February 12, 2001, the Company announced its plan to repurchase up to $450 million of its common stock in the open market or in privately negotiated transactions over the next twelve months. The actual amount of stock to be repurchased will be determined by management depending on market conditions. As of March 31, 2001, the
Company has acquired 1,852,800 shares in connection with this repurchase plan at a cost of approximately $41.5 million, which is reflected as a reduction to shareholders' equity on the accompanying consolidated balance sheets. At December 31, 2000, Pepco had
7,792,907 shares held in treasury at a cost of approximately $200 million in connection with a previous stock repurchase plan.

(4)     Commitments and Contingencies

Investments

          As of March 31, 2001, the carrying value of PCI's marketable securities, which consisted primarily of preferred stocks with mandatory redemption features, was $217.7 million. This total included preferred stock from Southern California Edison and Pacific
Gas & Electric (PG&E) with carrying values at March 31, 2001, of $6.3 million and $9.5 million (including net unrealized losses of $4.3 million and $8.3 million). On April 6,
2001, PG&E filed for Chapter 11 bankruptcy protection. Due to the numerous political and economic factors influencing the California utility market, the full extent of PG&E's filing and subsequent potential impact on PCI's investment, if any, is uncertain.

Regulatory Contingencies

          On April 26, 2001, the Company filed an application with the Maryland Public
Service Commission to approve the Company's plan to distribute $188.6 million to
Maryland customers as their portion of divestiture gain sharing. The Company has requested expedited consideration of its application and a final determination is expected by June 30, 2001.

NPDES Permits

          Subsequent to the sale of its generation assets on December 19, 2000, the Company has one remaining facility, the Benning Station, operating under a National Pollutant
Discharge Elimination System (NPDES) permit. The Benning Station consists of a generating facility and a service center. An NPDES permit renewal application for the facility was submitted in July 1993. The Environmental Protection Agency issued a final permit in November 2000. The Company has appealed certain provisions of the new permit. During the interim, the previously existing permit remains in effect.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q, including the report of
PricewaterhouseCoopers LLP on review of unaudited interim financial information dated
May 2, 2001 will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration Statements on Form S-3 (Number 33-
58810) and Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and 333-
57221), and under New RC, Inc.'s Registration Statement on Form S-4 (Number 333-
57042), filed under the Securities Act of 1933. Such report of PricewaterhouseCoopers
LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11(a) of such Act do not apply.

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric
Power Company and its consolidated subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of earnings and retained income and the consolidated statements of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings and retained income and the consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of
December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Washington, D.C.
May 2, 2001

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          For additional information, other than the information disclosed in the
Management's Discussion and Analysis of Consolidated Results of Operations and
Financial Condition section herein, refer to Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations of the Company's 2000 Form
10-K.

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

          Any forward-looking statements speak only as of May 2, 2001, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING REVENUE

Utility

           The decrease in Utility operating revenue during the 2001 quarter, compared to the corresponding quarter in the prior year, primarily resulted from the termination of the previously existing contract to provide full-requirements energy to SMECO on December
31, 2000 (a new full-requirements agreement commenced between Pepco Energy
Services and SMECO on January 1, 2001).

Competitive Operations

          Competitive operating revenue is derived from the operations of PCI and Pepco
Energy Services. PCI classifies its revenue as "financial investments" and "utility industry services" and Pepco Energy Services classifies its revenue as "energy services."

           Competitive operating revenue increased during the quarter ended March 31,
2001 due to an increase in energy services revenue over the period which primarily resulted from the continued growth of Pepco Energy Services' businesses. This increased growth includes the commencement in January 2001 of the four-year contract to provide full-requirements energy to SMECO. The increase in operating revenue was partially offset by a decrease in utility industry services revenue over the prior quarter due to the fact that 2000 revenue included a one-time pre-tax gain of approximately $20 million from the sale of PCI's 50% interest in the Cove Point liquefied natural gas storage facility and pipeline.

Gain on Divestiture of Generation Assets

          This amount represents the pre-tax gain that was recorded as a result of the sale of the Company's interest in Conemaugh. For additional information, refer to Note (1)
Organization and Segment Information, herein.

OPERATING EXPENSES

           Consolidated operating expenses increased during the first quarter of 2001 primarily due to an increase in Pepco Energy Services' fuel and purchased energy as a result of the growth in its gas and electric businesses. This increase was partially offset by a reduction in Utility depreciation expense which resulted from the divestiture of its generation assets in December 2000.

OTHER INCOME (EXPENSES)

Interest and Dividend Income

          The increase in interest and dividend income during the first quarter of 2001 resulted primarily from the interest earned on the proceeds received from the divestiture of the Company's generation assets in December 2000.

(Loss) Income from Equity Investments, Principally a Telecommunication Entity

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

          Starpower, which is discussed in detail in Item 8. Financial Statements and
Supplementary Data in the Company's 2000 Form 10-K, is the only regional company providing a competitively priced bundled package for residential customers, over an advanced fiber-optic network for cable television, local and long distance telephone, and dial-up and high-speed Internet services. The customer subscriber services base is composed of customers served on Starpower's advanced fiber-optic network (On-
network) and off of other networks ahead of Starpower's build-out (Off-network). The
On-network customer subscriber services are principally composed of cable, local and long distance telephone and high-speed Internet customer services and totaled in excess of 43,000 as of March 31, 2001, compared to approximately 25,000 at March 31, 2000.
The Off-network customer subscriber services are principally composed of dial-up
Internet and resale local and long distance telephone customers and totaled in excess of
224,000 as of March 31, 2001, compared to approximately 260,000 at March 31, 2000.
Total customer subscriber services including cable, telephone and Internet subscribers were in excess of 267,000 as of March 31, 2001, compared to approximately 285,000 as of March 31, 2000. The decline in total customer subscriber services over the past year is principally due to the loss of dial-up Internet customers due to competition from free dial-
up Internet service providers.

          Through March 31, 2001, Starpower has built sufficient advanced fiber-optic network to cumulatively reach approximately 180,000 On-network households as compared to approximately 90,000 such households at March 31, 2000. As of March 31,
2001, PCI has cumulatively invested $184 million in Starpower.

          The Loss from Equity Investments, Principally a Telecommunication Entity,
increased for the three months ended March 31, 2001, compared to the corresponding period in 2000, primarily due to expenses incurred in connection with the expansion of the Starpower network. PCI anticipates that Starpower will continue to incur losses in
2001 as it further develops and expands its network and customer base.

INCOME TAX EXPENSE

          The increase in income tax expense during the first quarter of 2001 primarily results from taxes incurred in connection with the sale of Conemaugh. Taxes also increased over this period as a result of interest income earned on the proceeds from the divestiture in December 2000.

CAPITAL RESOURCES AND LIQUIDITY

Dividends on Common Stock

          The Company's annual dividend rate on its common stock is determined by its
Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flows. On February 12, 2001, the Company announced that it will reduce the annual dividend on its common stock to $1.00 per share from $1.66 per share, effective with the
June 2001 dividend.

Construction and Generating Capacity

          Construction expenditures, excluding the Allowance for Funds Used During
Construction and Capital Cost Recovery Factor, totaled $45.6 million for the three months ended March 31, 2001 and are projected to total $190.5 million for the year 2001.
For the five-year period 2001-2005, construction expenditures are projected to total $761 million.

Preferred Stock Repurchases

          During February 2001, the Company repurchased the following Preferred Stock:
35,400 shares of $2.44 series of 1957 at $43.50 per share; 40,030 shares of $2.46 series of 1958 at $43.60 per share; 35,801 shares of $2.28 series of 1965 at $40.50 per share.
The repurchases totaled approximately $5.5 million.

Mortgage Bond Repurchases

          On April 30, 2001, the Company announced that on June 1, 2001, it will redeem at
103.61% of principal amount, plus accrued interest to the redemption date, the entire
$100 million outstanding principal amount of its 9 % First Mortgage Bonds due June 1,
2021. These bonds were issued in 1991.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK

          Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk of
the Company's 2000 Form 10-K.

PART II   OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

          Refer to Item 3. Legal Proceedings of the Company's 2000 Form 10-K.

Item 5.      OTHER INFORMATION

Annual Meeting of Common Shareholders and Special Meeting of Preferred
Shareholders

          The Company's joint Annual Meeting of Common Shareholders and Special
Meeting of Preferred Shareholders will be held at 10:00 a.m., local time, on July 18,
2001, at The Inn and Conference Center, University of Maryland University College,
3501 University Boulevard East, Adelphi, Maryland. The record date has been set for
Tuesday, May 29, 2001.

Statistical Data
	Three Months Ended March 31, 2001 2000 % Change

Operating Revenue	(Millions of Dollars)

Electric Revenue	$390.8		$435.6		(10.3)
Other	5.9		4.5		31.1
Total Utility Operating Revenue	396.7		440.1		(9.9)
Competitive Operating Revenue	164.1		85.0		93.1
Gain on Divestiture of Generating Assets	50.2		-		100.0+
Total Operating Revenue	$611.0		$525.1

Distribution and Transmission by Class of Service

Residential	$ 65.9		$61.9		6.5
General Service	103.4		98.4		5.1
Large Power Service *	1.3		1.7		(23.5)
Street Lighting	2.4		2.3		4.3
Metro	2.3		2.5		(8.0)
Network Transmission Services	26.7		37.9		(29.6)
Wholesale	0.1		3.7		(97.3)
Total Revenue	202.1		208.4		(3.0)
Network Transmission Expenses	(21.3)		(27.7)		23.1
System	$180.8		$180.7		0.1

Generation Services (SOS) by Class of Service

Residential	$ 68.6		$ 60.0		14.3
General Service	111.2		118.6		(6.2)
Large Power Service *	1.9		5.3		(64.2)
Street Lighting	1.1		1.3		(15.4)
Metro	2.6		4.6		(43.5)
Wholesale	-		29.3		-
Subtotal	185.4		219.1		(15.4)
EUM Capacity/Energy	3.3		8.0		(58.8)
System	$188.7		$227.1		(16.9)

Distribution and Transmission Sales (Millions of KWH)

Residential	2,157		1,823		18.3
General Service	3,803		3,801		0.1
Large Power Service *	134		170		(21.2)
Street Lighting	49		47		4.3
Metro	99		108		(8.3)
Wholesale	1		756		(99.9)
System	6,243		6,705		(6.9)

Generation Services (SOS) Sales (Millions of KWH)

Residential	2,119		1,823		16.2
General Service	3,699		3,801		(2.7)
Large Power Service *	65		170		(61.8)
Street Lighting	40		47		(14.9)
Metro	62		108		(42.6)
Wholesale	1		756		(99.9)
System	5,986		6,705		(10.7)

Average System Revenue per KWH (Cts./KWH)
Delivered	2.90	Cts.	2.70	Cts.	7.4
Generation Services (SOS)	3.10	Cts.	3.27	Cts.	(5.2)

Weather Data
Heating Degree Days	2,238		1,953
20 Year Average	2,168		2,183
Cooling Degree Hours	-		12
20 Year Average	10		12

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

A Current Report on Form 8-K was filed by the Company on January 8,
2001, announcing the completion of the sale of its generating assets through the sale of its 9.72% interest in the Conemaugh Generating Station. The item reported on such Form 8-K was Item 2. (Acquisition and Disposition of
Assets).

A Current Report on Form 8-K was filed by the Company on January 25,
2001, providing detailed financial information and audited consolidated financial statements of the Company. The item reported on such Form 8-K was Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on February 12,
2001, summarizing the Company's Agreement and Plan of Merger with
Conectiv. The press release by Pepco and Conectiv dated February 12, 2001 was included in the Form 8-K. The items reported on such Form 8-K were
Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on February 13,
2001, which included the Agreement and Plan of Merger dated as of
February 9, 2001 among Potomac Electric Power Company, New RC, Inc.
and Conectiv. The items reported on such Form 8-K were Item 5. (Other
Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on March 27,
2001, indicating that the Company's online business-to-business marketplace
(PepMarket.com) will be integrated into the Company's corporate services.
The items reported on such Form 8-K were Item 5. (Other Events) and Item
7. (Financial Statements and Exhibits).

                                                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Potomac Electric Power Company Registrant /S/ A. W. WILLIAMS By ________________________ A. W. Williams Senior Vice President and Chief Financial Officer

May 2, 2001

     Date

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 2001, and each of the years 2000 through 1996, on the basis of Utility operations only, are as follows:

Twelve Months Ended March 31, 2001		For the Year Ended December 31, 2000 1999 1998 1997 1996
		(Dollar Amounts in Millions)

Net income	$409.5	$348.9	$228.0	$211.2	$164.7	$220.1
Taxes based on income	398.4	352.9	142.6	131.0	97.5	135.0

Income before taxes	807.9	701.8	370.6	342.2	262.2	355.1

Fixed charges:
Interest charges	167.9	170.1	156.1	151.8	146.7	146.9
Interest factor in rentals	22.2	23.2	23.4	23.8	23.6	23.6

Total fixed charges	190.1	193.3	179.5	175.6	170.3	170.5

Income before income taxes and fixed charges	$998.0	$895.1	$550.1	$517.8	$432.5	$525.6

Coverage of fixed charges	5.25	4.63	3.06	2.95	2.54	3.08

Preferred dividend requirements	$5.3	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	1.97	2.01	1.63	1.62	1.59	1.61

Preferred dividend factor	$10.5	$11.1	$14.5	$29.2	$26.2	$26.7

Total fixed charges and preferred dividends	$200.6	$204.4	$194.0	$204.8	$196.5	$197.2

Coverage of combined fixed charges and preferred dividends	4.97	4.38	2.84	2.53	2.20	2.66

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 2001, and for each of the years 2000 through 1996, on a consolidated basis, are as follows.

Twelve Months Ended March 31, 2001		For the Year Ended December 31, 2000 1999 1998 1997 1996
		(Dollar Amounts in Millions)

Net income	$426.7	$369.1	$256.7	$234.8	$179.8	$234.3
Taxes based on income	383.1	341.2	114.5	122.3	65.6	80.4

Income before taxes	809.8	710.3	371.2	357.1	245.4	314.7

Fixed charges:
Interest charges	227.2	230.7	208.7	208.6	216.1	231.1
Interest factor in rentals	22.6	23.6	23.8	24.0	23.7	23.9

Total fixed charges	249.8	254.3	232.5	232.6	239.8	255.0

Competitive subsidiary capitalized interest	(4.5)	(3.9)	(1.8)	(0.6)	(0.5)	(0.7)

Income before income taxes and fixed charges	$1,055.1	$960.7	$601.9	$589.1	$484.7	$569.0

Coverage of fixed charges	4.22	3.78	2.59	2.53	2.02	2.23

Preferred dividend requirements	$5.3	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	1.90	1.92	1.45	1.52	1.36	1.34

Preferred dividend factor	$10.1	$10.5	$12.8	$27.4	$22.4	$22.2

Total fixed charges and preferred dividends	$259.9	$264.8	$245.3	$260.0	$262.2	$277.2

Coverage of combined fixed charges and preferred dividends	4.06	3.63	2.45	2.27	1.85	2.05

                                                                                                              Exhibit 15

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We are aware that our report dated May 2, 2001 on our review of interim financial information of Potomac Electric Power Company for the period ended March 31, 2001 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and 333-
57221) filed on September 12, 1990, May 18, 1994, June 17, 1994, June 12, 1998 and
June 19, 1998, respectively, on Form S-3 (Number 33-58810) filed on February 26, 1993 of Potomac Electric Power Company and on Form S-4 (Number 333-57042) of New RC,
Inc. filed on March 14, 2001.

Very truly yours,

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Washington, D.C.
May 2, 2001