Form 10-Q
period 2001-06-30
POTOMAC ELECTRIC POWER CO
filed 2001-08-10
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			June 30, 2001

Commission File Number			1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)			53-0127880 (I.R.S. Employer Identification No.)

1900 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at June 30, 2001
Common Stock, $1 par value		107,989,176

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
(Millions, except per share data)
Operating Revenue
Utility	$468.0	$572.3	$864.7	$1,012.4
Competitive	154.5	74.2	318.6	159.2
Gain on divestiture of generation assets	-	-	50.2	-
Total Operating Revenue	622.5	646.5	1,233.5	1,171.6

Operating Expenses
Fuel and purchased energy	340.4	275.1	632.2	523.8
Other operation and maintenance	94.9	103.7	186.2	199.1
Depreciation and amortization	42.0	67.7	83.9	134.9
Other taxes	45.7	53.3	90.8	99.1
Total Operating Expenses	523.0	499.8	993.1	956.9

Operating Income	99.5	146.7	240.4	214.7

Other Income (Expenses)
Interest and dividend income	15.7	4.7	46.4	8.5
Interest expense	(41.4)	(52.1)	(87.5)	(103.7)
Loss from Equity Investments, Principally a Telecommunication Entity	(4.2)	(4.1)	(10.5)	(8.0)
Other income	1.5	1.9	4.1	2.2
Total Other Expenses	(28.4)	(49.6)	(47.5)	(101.0)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	4.6	4.6

Income Tax Expense	19.3	36.8	73.9	41.4

Net Income	49.5	58.0	114.4	67.7

Dividends on Preferred Stock	1.3	1.4	2.5	2.8

Earnings Available for Common Stock	48.2	56.6	111.9	64.9

Retained Income at Beginning of Period	946.4	733.7	929.7	779.3
Dividends on Common Stock	(26.9)	(49.1)	(72.7)	(98.3)
Other Comprehensive Income, Net of Tax	(2.4)	2.1	(3.6)	(2.6)
Retained Income at End of Period	$965.3	$743.3	$965.3	$743.3

Basic Average Common Shares Outstanding	108.3	118.4	109.4	118.5
Basic Earnings Per Share of Common Stock	$0.45	$0.48	$1.02	$0.55
Diluted Average Common Shares Outstanding	108.3	121.8	110.0	121.8
Diluted Earnings Per Share of Common Stock	$0.45	$0.47	$1.02	$0.55
Cash Dividends Per Share of Common Stock	$0.25	$0.415	$0.665	$0.83

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2001)
	June 30, 2001	December 31, 2000
ASSETS	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$804.1	$1,864.6
Marketable securities	209.5	231.4
Accounts receivable, less allowance for uncollectible accounts of $10.7 and $9.1	441.7	478.4
Fuel, materials and supplies - at average cost	35.4	36.4
Prepaid expenses and other	9.1	413.6
Total Current Assets	1,499.8	3,024.4

INVESTMENTS AND OTHER ASSETS
Investment in finance leases	589.2	589.5
Operating lease equipment - net of accumulated depreciation of $112.1 and $135.4, respectively	38.7	54.6
Other	644.1	637.0
Total Investments and Other Assets	1,272.0	1,281.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,292.5	4,284.7
Accumulated depreciation	(1,606.9)	(1,562.9)
Net Property, Plant and Equipment	2,685.6	2,721.8

TOTAL ASSETS	$5,457.4	$7,027.3

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$625.5	$1,150.1
Accounts payable and accrued payroll	235.4	273.8
Capital lease obligations due within one year	15.2	15.2
Interest and taxes accrued	111.5	814.4
Other	177.8	181.9
Total Current Liabilities	1,165.4	2,435.4

DEFERRED CREDITS
Regulatory liabilities, net	94.0	186.1
Income taxes	395.5	418.7
Investment tax credits	25.7	28.3
Other	20.9	21.4
Total Deferred Credits	536.1	654.5

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,708.7	1,859.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	40.8
Redeemable serial preferred stock	49.5	49.5
Total Preferred Stock	84.8	90.3

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, issued 118,544,883 and 118,530,802 shares, respectively	118.5	118.5
Premium on stock and other capital contributions	1,028.3	1,027.3
Capital stock expense	(12.9)	(13.0)
Accumulated other comprehensive loss	(11.1)	(7.5)
Retained income	976.3	937.2
Total Shareholders' Equity	2,099.1	2,062.5

Less cost of shares of common stock in treasury (10,555,707 shares and 7,792,907 shares, respectively)	(261.7)	(200.0)
	1,837.4	1,862.5

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,457.4	$7,027.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,

	2001	2000
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$114.4	$67.7
Adjustments to reconcile net income to net cash (used by) from operating activities:
Depreciation and amortization	83.9	134.9
Gain on divestiture of generation assets	(50.2)	-
Changes in:
Accounts receivable and unbilled revenue	36.7	(252.7)
Customer sharing commitment	(101.8)	-
Prepaid expenses	404.5	29.5
Accounts payable and accrued payroll	(38.4)	23.9
Interest and taxes accrued	(702.9)	10.1
Net other operating activities	(24.9)	20.0
Net Cash (Used By) From Operating Activities	(278.7)	33.4

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(108.0)	(115.5)
Proceeds from/changes in:
Divestiture of generation assets	156.2	-
Sales of marketable securities, net of purchases	21.9	5.2
Purchases of other investments, net of sales	(32.7)	(10.7)
Net other investing activities	(7.1)	-
Net Cash From (Used by) Investing Activities	30.3	(121.0)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(75.2)	(101.1)
Redemption of preferred stock	(5.5)	(129.7)
Reacquisition of the Company's common stock	(61.7)	(6.0)
Reacquisition of debt, net of issuances	(675.5)	219.3
Other financing activities	5.8	41.2
Net Cash (Used By) From Financing Activities	(812.1)	23.7

Net Decrease In Cash and Cash Equivalents	(1,060.5)	(63.9)
Cash and Cash Equivalents at Beginning of Year	1,864.6	98.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$804.1	$34.8

Cash paid for interest (net of capitalized interest of $3.8 and $1.8) and income taxes:
Interest	$89.0	$100.0
Income taxes	$799.7	$10.2

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

          Additionally, as discussed in Item 7. Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition of the Company's 2000 Form 10-K,
on February 12, 2001, the Company and Conectiv announced that each company's boards of directors approved an agreement for a strategic transaction whereby the Company will effectively acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. The combination will be accounted for as a purchase. The acquisition has received approval from both Companies' shareholders and pending the receipt of various federal and state regulatory approvals, the transaction is expected to close in early 2002. Additionally, antitrust clearance has been received under the Hart-Scott-Rodino Antitrust Improvements Act (HSR)
effective August 7, 2001. HSR provides the Federal Trade Commission and the Justice
Department the opportunity to review the proposed transaction prior to its completion to ensure it will not violate antitrust laws. Both companies will become subsidiaries of a new holding company to be named at a later date. At June 30, 2001, the Company has deferred approximately $6.8 million in merger acquisition costs.

Segment Information

          The Company has identified the Utility's operations including the Trust (Utility Segment)
and PHI's operations (Competitive Segment) as its two reportable segments. The following tables present condensed financial information for the three and six months ended June 30, 2001 and 2000, respectively.

	Competitive Segment
	Utility	PCI	Pepco Energy Services	Total PHI	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2001
Operating Revenue	$ 468.0	$ 20.7	$ 133.8	$154.5	$ 622.5
Operating Expenses
Fuel and Purchased Energy	235.8	-	104.6	104.6	340.4
Other Operation and Maintenance	53.6	14.7	26.6	41.3	94.9
Depreciation and Amortization	34.7	5.6	1.7	7.3	42.0
Other Taxes	45.7	-	-	-	45.7
Total Operating Expenses	369.8	20.3	132.9	153.2	523.0
Operating Income	98.2	.4	.9	1.3	99.5
Other (Expenses) Income
Interest and Dividend Income	11.3	3.4(A)	1.0	4.4	15.7
Interest Expense	(30.0)	(11.4)	-	(11.4)	(41.4)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(4.6)	.4	(4.2)	(4.2)
Other Income	1.5	-	-	-	1.5
Total Other (Expenses) Income	(17.2)	(12.6)	1.4	(11.2)	(28.4)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	31.9	13.5)	.9	(12.6)	19.3
Net Income	$ 46.8	$ 1.3	$ 1.4	$ 2.7	$ 49.5

(A) Includes dividend income from PCI's ongoing preferred stock investment portfolio.

	Competitive Segment
	Utility	PCI	Pepco Energy Services	Total PHI	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2000
Operating Revenue	$572.3	$ 28.5	$ 45.7	$ 74.2	$646.5
Operating Expenses
Fuel and Purchased Energy	238.9	-	36.2	36.2	275.1
Other Operation and Maintenance	78.1	10.9	14.7	25.6	103.7
Depreciation and Amortization	62.0	5.3	.4	5.7	67.7
Other Taxes	53.3	-	-	-	53.3
Total Operating Expenses	432.3	6.2	51.3	67.5	499.8
Operating Income (Loss)	140.0	12.3	(5.6)	6.7	146.7
Other (Expenses) Income
Interest and Dividend Income	.4	3.6(A)	.7	4.3	4.7
Interest Expense	(38.2)	(13.4)	(.5)	(13.9)	(52.1)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(4.8)	.7	(4.1)	(4.1)
Other Income (Expenses)	2.2	(.3)	-	(.3)	1.9
Total Other (Expenses) Income	(35.6)	(14.9)	.9	(14.0)	(49.6)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	40.9	(2.5)	(1.6)	(4.1)	36.8
Net Income (Loss)	$ 61.2	$ (.1)	$ (3.1)	$ (3.2)	$ 58.0

(A) Includes dividend income from PCI's ongoing preferred stock investment portfolio.

	Competitive Segment
	Utility	PCI	Pepco Energy Services	Total PHI	Total Pepco
Six Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2001
Operating Revenue	$ 914.9(A)	$ 49.6	$ 269.0	$318.6	$1,233.5(A)
Operating Expenses
Fuel and Purchased Energy	424.7	-	207.5	207.5	632.2
Other Operation and Maintenance	104.4	29.1	52.7	81.8	186.2
Depreciation and Amortization	69.0	11.7	3.2	14.9	83.9
Other Taxes	90.8	-	-	-	90.8
Total Operating Expenses	688.9	40.8	263.4	04.2	993.1
Operating Income	226.0	8.8	5.6	14.4	240.4
Other (Expenses) Income
Interest and Dividend Income	37.5	7.9(B)	1.0	8.9	46.4
Interest Expense	(64.7)	(22.6)	(.2)	(22.8)	(87.5)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(11.2)	.7	(10.5)	(10.5)
Other Income	3.9	.2	-	.2	4.1
Total Other (Expenses) Income	(23.3)	(25.7)	1.5	(24.2)	(47.5)
Distributions on Preferred Securities of Subsidiary Trust	4.6	-	-	-	4.6
Income Tax Expense (Benefit)	87.5	16.7)	3.1	(13.6)	73.9
Net Income (Loss)	$110.6(C)	$ (.2)	$ 4.0	$ 3.8	$114.4(C)

(A)   Includes a pre-tax gain of $50.2 million from the sale of the Conemaugh Generating Station.
(B)   Includes dividend income from PCI's ongoing preferred stock investment portfolio.
(C)   Includes an after-tax gain of $22.4 million from the sale of the Conemaugh Generating Station.

	Competitive Segment
	Utility	PCI	Pepco Energy Services	Total PHI	Total Pepco
Six Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2000
Operating Revenue	$1,012.4	$ 69.8(A)	$ 89.4	$159.2	$1,171.6(A)
Operating Expenses
Fuel and Purchased Energy	450.9	-	72.9	72.9	523.8
Other Operation and Maintenance	155.5	19.0	24.6	43.6	199.1
Depreciation and Amortization	123.7	10.4	.8	11.2	134.9
Other Taxes	99.1	-	-	-	99.1
Total Operating Expenses	829.2	29.4	98.3	127.7	956.9
Operating Income (Loss)	183.2	40.4	(8.9)	31.5	214.7
Other (Expenses) Income
Interest and Dividend Income	1.0	6.8(B)	.7	7.5	8.5
Interest Expense	(74.9)	(27.7)	(1.1)	(28.8)	(103.7)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(8.9)	.9	(8.0)	(8.0)
Other Income	2.6	(.4)	-	(.4)	2.2
Total Other (Expenses) Income	(71.3)	(30.2)	.5	(29.7)	(101.0)
Distributions on Preferred Securities of Subsidiary Trust	4.6	-	-	-	4.6
Income Tax Expense (Benefit)	42.8	1.5	(2.9)	(1.4)	41.4
Net Income (Loss)	$ 64.5	$ 8.7(C)	$ (5.5)	$ 3.2	$ 67.7(C)

(A)   Includes a pre-tax gain of $19.7 million from the sale of Cove Point.
(B)   Includes dividend income from PCI's ongoing preferred stock investment portfolio.
(C)   Includes an after-tax gain of $11.8 million from the sale of Cove Point.

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

  Derivative Instruments and Hedging Activities

            On January 1, 2001, the Company adopted the provisions of Statement of Financial
  Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
  Activities" (SFAS 133). Although the Utility is not directly impacted by SFAS 133, the competitive subsidiaries have entered into several agreements that are subject to the provisions of SFAS 133. Specifically, PCI has entered into two interest rate swap agreements for the purposes of hedging 100% of its variable interest rate debt obligations that were issued under its Medium Term Note (MTN) program for fixed interest rate debt;
  and Pepco Energy Services has entered into two fuel oil price swap agreements for the purpose of hedging the variability of fuel oil costs for electric power generation. Pepco
  Energy Services hedges 50% to 100% of its oil needs which are determined based on forward sales, forward price expectations and the condition of the electric power generation plants. In accordance with the terms of the swap agreements, both PCI and
  Pepco Energy Services receive or pay the net difference between variable interest payments/market prices and the fixed rates/prices due from its swap counterparties, thereby fixing its interest expense and fuel cost, respectively. In June 2001, Pepco Energy Services sold electric call options which give the buyer the right but not the obligation to call on
  Pepco Energy Services to supply up to 150 megawatts per hour of electricity at a fixed price for on peak days during the months of July and August 2001. These call options serve to hedge the potential variability of the operating results of Pepco Energy Services'
  electric power generation plants that result from prevailing electric prices. Pepco Energy
  Services accounts for these call options as cash flow hedges of forecasted transactions.

            On the date of adoption, PHI formally designated its interest rate swap agreements as cash flow hedge instruments which, for accounting purposes, are measured at fair market value and recorded as liabilities in the Company's consolidated balance sheet. As cash flow hedges, the effective portion of the change in the fair value of the interest rate and oil price swaps and the electric call options are reported as a component of Accumulated
  Other Comprehensive Income (AOCI). As a yield adjustment is realized, the related amounts reflected in AOCI are subsequently reclassified into interest expense, fuel and purchased energy, or revenues.

            The Company's management assesses interest rate, fuel oil and electric price risks by continually identifying and monitoring changes in the marketplace that may adversely impact expected future cash flows and by evaluating hedging opportunities.

            On January 1, 2001, PCI recorded an after-tax adjustment of $33 thousand to AOCI for the purposes of recognizing the fair value of interest rate swaps designated as cash flow hedges. A similar adjustment was not required for the oil price swaps as they did not exist at that date. AOCI is adjusted monthly for changes in the fair value of the interest rate and fuel oil swaps. During the three and six months ended June 30, 2001, PCI recorded $48 thousand in losses and $5 thousand in income, respectively, as a result of the change in the fair value of the interest rate swap agreements. As of June 30, 2001, PCI recorded $425 thousand as an interest rate swap liability classified in other liabilities and Pepco Energy
  Services recorded $240 thousand as purchase commitments included in accounts payable and other liabilities, respectively.

            PCI's interest rate swaps expire on March 24, 2004 and August 22, 2005, which coincides with the maturity date of these MTNs, to which the swaps relate for hedging purposes. Pepco Energy Services' fuel oil swaps and electric call options expire in August 2001, which coincides with the planned fuel requirements for electric power generation.

            Through the twelve months ended June 30, 2002, approximately $46 thousand of losses in AOCI related to the oil price and interest rate swaps and the electric call options are expected to be reclassified into income as a yield or fuel cost adjustment of the hedged items.

          The Company's components of comprehensive income are net income, unrealized losses on marketable securities and unrealized losses on derivative instruments. A detail of comprehensive income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
	(Millions of Dollars)
Net Income	$ 49.5	$ 58.0	$ 114.4	$ 67.7
Other Comprehensive Income:
Unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) on cash flow hedges	.5	-	(.7)	-
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during period	(4.2)	2.8	(4.6)	(4.5)
Less: reclassification adjustment for (losses) gains included in net earnings	-	(.3)	.2	(.4)
Net unrealized (losses) gains on marketable securities	(4.2)	3.1	(4.8)	(4.1)
Other comprehensive (losses) income, before tax	(3.7)	3.1	(5.5)	(4.1)
Income tax (benefit) expense	(1.3)	1.0	(1.9)	(1.5)
Other comprehensive (losses) income, net of tax	(2.4)	2.1	(3.6)	(2.6)
Comprehensive income	$ 47.1	$ 60.1	$110.8	$ 65.1

(3)     Treasury Stock Transactions

          On February 12, 2001, the Company announced its plan to repurchase up to $450 million of its common stock in the open market or in privately negotiated transactions over the next twelve months. The actual amount of stock to be repurchased will be determined by management depending on market conditions. Through the six-month period ended June 30,
2001, the Company has acquired 2,762,800 shares in connection with this repurchase plan at a cost of approximately $61.7 million, which is reflected as a reduction to shareholders' equity on the accompanying consolidated balance sheets. At December 31, 2000, Pepco had 7,792,907 shares held in treasury at a cost of approximately $200 million in connection with a previous stock repurchase plan.

(4)     Commitments and Contingencies

Investments

          As of June 30, 2001, the carrying value of PCI's marketable securities and investment grade commercial paper, which consisted primarily of preferred stocks with mandatory redemption features, was $209.5 million. This total included preferred stock from Southern
California Edison and Pacific Gas & Electric (PG&E) with carrying values at June 30, 2001, of
$5.9 million and $6.9 million (including net unrealized losses of $4.7 million and $10.8 million, respectively). On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. Due to the numerous political and economic factors influencing the California utility market, the full extent of PG&E's filing and subsequent potential impact on PCI's investment, if any, is uncertain.

Regulatory Contingencies

          In June 2001, the Maryland Public Service Commission approved the Company's plan to distribute $188.6 million to Maryland customers as their portion of divestiture gainsharing. The
Company distributed approximately $112 million to Maryland customers in June 2001 and the remainder was distributed in July 2001. Hearings will be held to determine whether additional bill credits should be provided to Maryland customers. No date has been set for these hearings.

          On May 8, 2001, the Company filed an application with the District of Columbia Public
Service Commission to approve the Company's plan to distribute $50.1 million to D.C.
customers as their portion of divestiture gainsharing. As of August 10, 2001, the D.C.
Commission has taken no action on the Company's application.

Reconstruction Project

          The Company has developed a plan to perform major reconstruction work along one of
Washington, D. C.'s main business corridors. This plan follows the recent completion of an 11-
month engineering assessment of the area which reviewed the Company's system designs, construction standards, and maintenance practices along the corridor. The Company estimates that these upgrades, which will be conducted in stages and timed to minimize disruption, could take from two to four years and $30 million in capital expenditures to complete.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q, including the report of PricewaterhouseCoopers LLP on review of unaudited interim financial information dated August 10, 2001 will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration
Statements on Form S-3 (Number 33-58810) and Forms S-8 (Numbers 33-36798, 33-53685,
33-54197, 333-56683 and 333-57221), and under New RC, Inc.'s Registration Statement on
Form S-4 (Number 333-57042), filed under the Securities Act of 1933. Such report of
PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration Statement"
within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power
Company and its consolidated subsidiaries (the Company) as of June 30, 2001 and 2000, and the
related consolidated statements of earnings and retained income for the three and six month periods then ended and the consolidated statements of cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the
United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings and retained income and the consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated January 19,
2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of
December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Washington, D.C.
August 10, 2001

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

          Any forward-looking statements speak only as of August10, 2001, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING REVENUE

Utility

           The decreases in Utility operating revenue during the three and six month periods ended
June 30, 2001, compared to the corresponding periods in 2000, are primarily attributable to the anticipated more level seasonal pattern of revenue being realized under an energy buyback contract with Mirant Corp., compared with the revenue and earnings pattern related to production income in the corresponding periods last year when the Company's production-
related revenue varied significantly by quarter due to seasonal rate differentials. While still seasonal, the favorable contract with Mirant more evenly spreads the earnings impact over all quarters. The decreases in revenue during the three and six month 2001 periods also resulted from base rate reductions of 1.5 percent for District of Columbia residential and non-residential customers, and 3 percent residential and $3 million non-residential base rate reductions for
Maryland customers. Another factor that caused the decrease in Utility revenue for the three-
month period in 2001 was the termination on December 31, 2000 of the previously existing contract to provide full-requirements energy to SMECO (a new full-requirements agreement commenced between Pepco Energy Services and SMECO on January 1, 2001).

Competitive Operations

          Competitive operating revenue is derived from the operations of PCI and Pepco Energy
Services. PCI classifies its revenue as "financial investments" and "utility industry services" and
Pepco Energy Services classifies its revenue as "energy services."

           Competitive operating revenue increased for the three and six month periods ended
June 30, 2001 principally due to the growth in Pepco Energy Services' gas and electric businesses. Revenues also increased as a result of sales of electricity and capacity from the two generating stations that were transferred from Pepco to Pepco Energy Services in December
2000. The increase in operating revenue for both periods was partially offset by a reduction in
PCI's financial investment revenue which resulted from the timing of its investment transactions.
Additionally, the increase in revenue for the six months ended June 30, 2001, compared to the prior period, was partially offset by the fact that revenue in the 2000 period included a one-time pre-tax gain of $19.7 million from the sale of PCI's 50% interest in the Cove Point liquefied natural gas storage facility and pipeline.

Gain on Divestiture of Generation Assets

          This amount represents the pre-tax gain that was recorded as a result of the January 2001 sale of the Company's 9.72 percent interest in the Conemaugh Generating Station (Conemaugh), located near Johnstown, Pennsylvania. Conemaugh consists of two baseload units totaling approximately 1,700 megawatts of capacity.

OPERATING EXPENSES

           Consolidated operating expenses increased during the three and six months ended
June 30, 2001, compared to the corresponding periods in 2000, primarily due to an increase in
Pepco Energy Services' fuel and purchased energy expense as a result of the growth in its gas and electric businesses over the periods. This increase was partially offset by a reduction in
Utility's operation and maintenance and depreciation expenses as a result of the divestiture of its generation assets in December 2000.

OTHER INCOME (EXPENSES)

Interest and Dividend Income

          The increase in interest and dividend income during the three and six month periods ended
June 30, 2001, compared to the corresponding prior periods, primarily resulted from an increase in interest income earned on the proceeds received from the divestiture of the Company's generation assets in December 2000.

Interest Expense

          The decrease in interest expense over the three and six month periods ended June 30,
2001, compared to the corresponding prior periods results from a reduction in the level of the
Company's debt over the periods as a portion of the proceeds from its divestiture in December
2000 was used to retire debt.

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

          Through June 30, 2001, Starpower has built sufficient advanced fiber-optic network to cumulatively reach approximately 190,000 On-network households as compared to approximately 175,000 such households at December 31, 2000. The customer subscriber services base is composed of customers served by Starpower's advanced fiber-optic network (On-
network) and off of other networks ahead of Starpower's build-out (Off-network). The On-
network customer subscriber services include cable television, local and long distance telephone and high-speed Internet customer services and totaled approximately 53,000 as of June 30, 2001, compared to approximately 35,000 at December 31, 2000. The Off-network customer subscriber services include dial-up Internet and resale local and long distance telephone and totaled approximately 209,000 as of June 30, 2001, compared to approximately 240,000 at
December 31, 2000. Total customer subscriber services including cable television, local and long distance telephone and Internet subscribers were approximately 262,000 as of June 30, 2001, compared to approximately 275,000 as of December 31, 2000. The decline in total customer subscriber services over the past year is principally due to the loss of dial-up Internet customers due to competition from free dial-up Internet service providers.

          For the quarter ended June 30, 2001, the Loss from Equity Investments, Principally a
Telecommunication Entity, remained constant with the prior year's quarter. The loss increased over the six-month period ended June 30, 2001, compared to the prior period, due to increased expenses incurred in 2001 in connection with the Starpower build-out. PCI anticipates that
Starpower will continue to incur losses for the remainder of 2001 as it further develops and expands its network and customer base. As of June 30, 2001, PCI has cumulatively invested
$189 million in Starpower.

INCOME TAX EXPENSE

           Income tax expense decreased for the three months ended June 30, 2001, compared to the corresponding period in 2000, primarily due to an increase in tax benefits recorded by PCI in the
2001 quarter related to the timing of new investments. Income tax expense increased for the six month period ended June 30, 2001, compared to the corresponding period in 2000, primarily as a result of taxes incurred in connection with the divestiture of Conemaugh in January 2001, and taxes incurred on the interest income earned on the proceeds of the divestiture of the Company's generation assets in December 2000.

CAPITAL RESOURCES AND LIQUIDITY

Dividends on Common Stock

          On July 26, 2001, a quarterly dividend of 25 cents per share was declared payable
September 28, 2001, to shareholders of record of the Company's common stock on
September 10, 2001. This results in a current annual dividend rate on common stock of $1 per share. The Company's annual dividend rate on its common stock is determined by its Board of
Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flows.

Construction Expenditures

          Construction expenditures, excluding the Allowance for Funds Used During Construction and Capital Cost Recovery Factor, totaled $108 million for the six months ended June 30, 2001 and are projected to total $190.5 million for the year 2001. For the five-year period 2001-2005, construction expenditures are projected to total $761 million.

Mortgage Bond Repurchases

          On June 1, 2001, the Company redeemed at 103.61% of principal amount, plus accrued interest to the redemption date, the entire $100 million outstanding principal amount of its 9%
First Mortgage Bonds. These bonds were issued in 1991 and due June 1, 2021. The repurchase totaled approximately $108.1 million.

          On June 26, 2001, the Company redeemed its portion of the $62.3 million development loan due June 1, 2027. The redemption, which included accrued interest, totaled approximately
$8.1 million.

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

PART II   OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

          Refer to Item 3. Legal Proceedings of the Company's 2000 Form 10-K.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Joint Annual Meeting of Common Shareholders and Special Meeting of Preferred
      Shareholders held on July 18, 2001.

(b)  (1)     Directors who were elected at the annual meeting:

For Term Expiring in 2004:
John M. Derrick, Jr.	Votes cast for: Votes withheld:	94,831,024 3,081,693
Peter F. O'Malley	Votes cast for: Votes withheld:	94,796,703 3,116,014
Dennis R. Wraase	Votes cast for: Votes withheld:	94,848,444 3,064,273

For Term Expiring in 2002:
Pauline A. Schneider	Votes cast for: Votes withheld:	94,385,320 3,527,397
For Term Expiring in 2003:
Lawrence C. Nussdorf	Votes cast for: Votes withheld:	94,604,285 3,308,432

     (2)     Directors whose terms of office continued after the annual meeting:

Edmund B. Cronin, Jr.	Floretta D. McKenzie
Terence C. Golden	Edward F. Mitchell
Judith A. McHale	A. Thomas Young
  Approval of Agreement and Plan of Merger:

The proposal passed. The class of common stock vote was as follows: 76,684,876 votes cast in favor of the proposal, 6,716,566 votes cast against the proposal, 1,376,557 votes abstaining and
13,134,718 broker nonvotes. The class of common stock and preferred stock vote was as follows: 77,414,755 votes cast in favor of the proposal, 6,876,381 votes cast against the proposal, 1,382,945 votes abstaining and 13,133,101 broker nonvotes.

(d)  Approval of Long-Term Incentive Plan of New RC, Inc.:

The proposal passed. There were 68,528,318 votes cast in favor of the proposal, 10,383,715 votes cast against the proposal, 5,867,583 votes abstaining and 13,133,101 broker nonvotes.

(e)  The following shareholder proposal was introduced:

     "RESOLVED: That the stockholders of Pepco recommend that the Board of Directors take the necessary steps to reinstate the election of directors ANNUALLY, instead of the staggered system which was recently adopted."

     The following statement has been supplied by the stockholder submitting this proposal:

     "REASONS: Until recently, directors of Pepco were elected annually by all shareholders."

     "The great majority of New York Stock Exchange listed corporations elect all their directors each year."

     "This insures that ALL directors will be more accountable to ALL shareholders each year and to a certain extent prevents the self-perpetuation of the Board."

     "Last year the owners of 27,997,551 shares, representing approximately 28.1% of shares voting, voted FOR this proposal."

     The shareholder proposal was defeated. There were 46,146,280 votes cast against the proposal, 30,144,902 votes cast in support of the proposal, 8,485,312 votes abstaining and
13,136,223 broker nonvotes.

Item 5. Other Information
	Three Months Ended June 30,					Six Months Ended June 30,
	2001		2000		% Change	2001		2000		% Change
Operating Revenue	(Millions of Dollars)
Electric Revenue	$465.9		$570.4		(18.3)	$856.7		$1,005.9		(14.8)
Other	2.1		1.9		10.5	8.0		6.5		23.1
Total Utility Operating Revenue	468.0		572.3		(18.2)	864.7		1,012.4		(14.6)
Competitive Operating Revenue	154.5		74.2		100.0+	318.6		159.2		100.0+
Gain on Divestiture of Generating Assets	-		-		-	50.2		-		-
Total Operating Revenue	$622.5		$646.5			$1,233.5		$1,171.6

Distribution and Transmission by Class of Service
Residential	$61.5		$64.4		(4.5)	$127.4		$126.3		0.9
General Service	123.1		118.7		3.7	226.5		217.0		4.4
Large Power Service *	1.7		2.2		(22.7)	3.0		4.0		(25.0)
Street Lighting	2.3		2.1		9.5	4.7		4.4		6.8
Metro	2.1		2.7		(22.2)	4.4		5.2		(15.4)
Network Transmission Services	26.8		41.3		(35.1)	53.5		79.3		(32.5)
Wholesale	0.1		3.5		(97.1)	0.3		7.1		(95.8)
Total Revenue	217.6		234.9		(7.4)	419.8		443.3		(5.3)
Network Transmission Expenses	(20.4)		(27.8)		26.6	(41.7)		(55.5)		24.9
System	$197.2		$207.1		(4.8)	$378.1		$387.8		(2.5)

Generation Services (SOS) by Class of Service
Residential	$77.5		$80.3		(3.5)	$146.1		$140.3		4.1
General Service	163.1		191.4		(14.8)	274.3		310.0		(11.5)
Large Power Service *	3.2		7.6		(57.9)	5.1		12.9		(60.5)
Street Lighting	0.9		1.1		(18.2)	2.0		2.4		(16.7)
Metro	-		5.2		(100.0)	2.6		9.8		(73.5)
Wholesale	-		27.6		(100.0)	-		56.9		(100.0)
Subtotal	244.7		313.2		(21.9)	430.1		532.3		(19.2)
EUM Capacity/Energy	3.6		22.3		(83.9)	6.8		30.3		(77.6)
System	$248.3		$335.5		(26.0)	$436.9		$562.6		(22.3)

Distribution and Transmission Sales
(Millions of KWH)
Residential	1,630		1,589		2.6	3,787		3,412		11.0
General Service	4,188		4,090		2.4	7,991		7,891		1.3
Large Power Service *	181		180		0.6	315		350		(10.0)
Street Lighting	38		35		8.6	87		82		6.1
Metro	101		113		(10.6)	200		221		(9.5)
Wholesale	2		654		(99.7)	3		1,410		(99.8)
System	6,140		6,661		(7.8)	12,383		13,366		(7.4)

Generation Services (SOS) Sales
(Millions of KWH)
Residential	1,531		1,589		(3.7)	3,650		3,412		7.0
General Service	3,838		4,090		(6.2)	7,537		7,891		(4.5)
Large Power Service *	89		180		(50.6)	154		350		(56.0)
Street Lighting	31		35		(11.4)	71		82		(13.4)
Metro	-		113		(100.0)	62		221		(71.9)
Wholesale	2		654		(99.7)	3		1,410		(99.8)
System	5,491		6,661		(17.6)	11,477		13,366		(14.1)

Average System Revenue
Per KWH (Cts./KWH)
Delivered	3.21	Cts.	3.11	Cts.	3.2	3.05	Cts.	2.90	Cts.	5.2
Generation Services (SOS)	4.46	Cts.	4.70	Cts.	(5.1)	3.75	Cts.	3.98	Cts.	(5.8)

Weather Data
Heating Degree Days	304		328			2,542		2,281
20 Year Average	344					2,512
Cooling Degree Hours	2,554		2,805			2,554		2,822
20 Year Average	2,409					2,421

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re: unaudited interim financial information - filed herewith.
(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on April 24, 2001, which included the Company's Press Release dated as of April 24, 2001. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

                                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Potomac Electric Power Company Registrant By AW WILLIAMS A. W. Williams Senior Vice President and Chief Financial Officer

August 10, 2001
     Date

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 2001, and each of the years 2000 through 1996, on the basis of Utility operations only, are as follows:

	Twelve Months Ended	For the Year Ended December 31,
	June 30, 2001	2000	1999	1998	1997	1996
		(Dollar Amounts in Millions)

Net income	$395.0	$348.9	$228.0	$211.2	$164.7	$220.1
Taxes based on income	385.5	352.9	142.6	131.0	97.5	135.0

Income before taxes	780.5	701.8	370.6	342.2	262.2	355.1

Fixed charges:
Interest charges	154.6	170.1	156.1	151.8	146.7	146.9
Interest factor in rentals	21.9	23.2	23.4	23.8	23.6	23.6

Total fixed charges	176.5	193.3	179.5	175.6	170.3	170.5

Income before income taxes and fixed charges	$957.0	$895.1	$550.1	$517.8	$432.5	$525.6

Coverage of fixed charges	5.42	4.63	3.06	2.95	2.54	3.08

Preferred dividend requirements	$5.2	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	1.98	2.01	1.63	1.62	1.59	1.61

Preferred dividend factor	$10.3	$11.1	$14.5	$29.2	$26.2	$26.7

Total fixed charges and preferred dividends	$186.8	$204.4	$194.0	$204.8	$196.5	$197.2

Coverage of combined fixed charges and preferred dividends	5.12	4.38	2.84	2.53	2.20	2.66

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred Dividends for the twelve months ended June 30, 2001, and for each of the years 2000 through 1996, on a consolidated basis, are as follows.

	Twelve Months Ended	For the Year Ended December 31,
	June 30, 2001	2000	1999	1998	1997	1996
		(Dollar Amounts in Millions)

Net income	$419.8	$369.1	$256.7	$234.8	$179.8	$234.3
Taxes based on income	361.7	341.2	114.5	122.3	65.6	80.4

Income before taxes	781.5	710.3	371.2	357.1	245.4	314.7

Fixed charges:
Interest charges	213.5	230.7	208.7	208.6	216.1	231.1
Interest factor in rentals	22.3	23.6	23.8	24.0	23.7	23.9

Total fixed charges	235.8	254.3	232.5	232.6	239.8	255.0

Competitive subsidiary capitalized interest	(4.5)	(3.9)	(1.8)	(0.6)	(0.5)	(0.7)

Income before income taxes and fixed charges	$1,012.8	$960.7	$601.9	$589.1	$484.7	$569.0

Coverage of fixed charges	4.30	3.78	2.59	2.53	2.02	2.23

Preferred dividend requirements	$5.2	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	1.86	1.92	1.45	1.52	1.36	1.34

Preferred dividend factor	$9.7	$10.5	$12.8	$27.4	$22.4	$22.2

Total fixed charges and preferred dividends	$245.5	$264.8	$245.3	$260.0	$262.2	$277.2

Coverage of combined fixed charges and preferred dividends	4.13	3.63	2.45	2.27	1.85	2.05

                                                                                                            Exhibit 15

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We are aware that our report dated August 10, 2001 on our review of interim financial information of Potomac Electric Power Company for the period ended June 30, 2001 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and
333-57221) filed on September 12, 1990, May 18, 1994, June 17, 1994, June 12, 1998 and
June 19, 1998, respectively, on Form S-3 (Number 33-58810) filed on February 26, 1993 of
Potomac Electric Power Company and on Form S-4 (Number 333-57042) of New RC, Inc.
filed on March 14, 2001.

Very truly yours,

PricewaterhouseCoopers LLP
Washington, D.C.
August 10, 2001