Form 10-Q
period 2001-09-30
POTOMAC ELECTRIC POWER CO
filed 2001-11-09
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 2001

Commission File Number			1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)			53-0127880 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at September 30, 2001
Common Stock, $1 par value		107,422,876

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
(Millions, except per share data)
Operating Revenue
Utility	$545.7	$745.0	$1,410.4	$1,757.3
Competitive	239.2	79.7	557.0	239.6
Gain on divestiture of generation assets	(18.4)	-	31.8	-
Total Operating Revenue	766.5	824.7	1,999.2	1,996.9
Operating Expenses
Fuel and purchased energy	445.3	363.3	1,077.4	887.1
Other operation and maintenance	91.6	99.2	277.1	298.2
Depreciation and amortization	45.1	56.9	129.0	191.8
Other taxes	51.3	55.8	142.1	155.0
Total Operating Expenses	633.3	575.2	1,625.6	1,532.1
Operating Income	133.2	249.5	373.6	464.8
Other Income (Expenses)
Interest and dividend income	8.2	6.4	54.6	14.1
Interest expense	(27.7)	(54.5)	(115.2)	(158.2)
Loss from Equity Investments, Principally a Telecommunication Entity	(6.5)	(3.2)	(17.0)	(11.1)
Other income	0.9	4.6	5.0	6.9
Total Other Expenses	(25.1)	(46.7)	(72.6)	(148.3)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	6.9	6.9

Income Tax Expense	35.8	79.7	109.7	121.1

Net Income	70.0	120.8	184.4	188.5

Dividends on Preferred Stock	1.3	1.3	3.8	4.1

Earnings Available for Common Stock	68.7	119.5	180.6	184.4

Retained Income at Beginning of Period	965.3	743.3	929.7	779.3
Dividends on Common Stock	(26.9)	(46.3)	(99.7)	(144.6)
Other Comprehensive Income, Net of Tax	3.1	1.2	(0.4)	(1.4)
Retained Income at End of Period	$1,010.2	$817.7	$1,010.2	$817.7

Basic Average Common Shares Outstanding	107.9	112.0	108.9	116.3
Basic Earnings Per Share of Common Stock	$0.64	$1.07	$1.66	$1.59
Diluted Average Common Shares Outstanding	107.9	115.4	109.3	119.7
Diluted Earnings Per Share of Common Stock	$0.64	$1.04	$1.66	$1.56
Cash Dividends Per Share of Common Stock	$0.25	$0.415	$0.915	$1.245
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at September 30, 2001)
	September 30, 2001	December 31, 2000

ASSETS	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$692.8	$1,864.6
Marketable securities	184.3	231.4
Accounts receivable, less allowance for uncollectible accounts of $10.8 and $9.1	520.3	478.4
Fuel, materials and supplies - at average cost	36.6	36.4
Prepaid expenses and other	4.2	413.6
Total Current Assets	1,438.2	3,024.4
INVESTMENTS AND OTHER ASSETS
Investment in finance leases	596.2	589.5
Operating lease equipment - net of accumulated depreciation of $119.3 and $135.4, respectively	28.0	54.6
Other	635.8	637.0
Total Investments and Other Assets	1,260.0	1,281.1
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,359.1	4,284.7
Accumulated depreciation	(1,640.2)	(1,562.9)
Net Property, Plant and Equipment	2,718.9	2,721.8
TOTAL ASSETS	$5,417.1	$7,027.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$576.6	$1,150.1
Accounts payable and accrued payroll	256.6	273.8
Capital lease obligations due within one year	15.2	15.2
Interest and taxes accrued	110.4	814.4
Other	152.0	151.0
Total Current Liabilities	1,110.8	2,404.5
DEFERRED CREDITS
Regulatory liabilities, net	40.6	186.1
Income taxes	408.9	418.7
Investment tax credits	25.2	28.3
Other	44.2	52.3
Total Deferred Credits	518.9	685.4

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,707.4	1,859.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	40.8
Redeemable serial preferred stock	49.5	49.5
Total Preferred Stock	84.8	90.3
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, issued 118,544,883 and 118,530,802 shares, respectively	118.5	118.5
Premium on stock and other capital contributions	1,028.3	1,027.3
Capital stock expense	(12.9)	(13.0)
Accumulated other comprehensive loss	(7.9)	(7.5)
Retained income	1,018.1	937.2
Total Shareholders' Equity	2,144.1	2,062.5

Less cost of shares of common stock in treasury (11,122,007 shares and 7,792,907 shares, respectively)	(273.9)	(200.0)

	1,870.2	1,862.5

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,417.1	$7,027.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	NIne Months Ended September 30,

	2001	2000
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 184.4	$ 188.5
Adjustments to reconcile net income to net cash (used by) from operating activities:
Depreciation and amortization	129.0	191.8
Gain on divestiture of generation assets	(31.8)	-
Changes in:
Accounts receivable and unbilled revenue	(41.9)	(170.3)
Customer sharing commitment	(182.2)	-
Prepaid expenses	409.4	33.1
Accounts payable and accrued payroll	(20.8)	(31.1)
Interest and taxes accrued	(704.0)	57.0
Net other operating activities	18.6	6.4
Net Cash (Used By) From Operating Activities	(239.3)	275.4
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(177.1)	(167.1)
Proceeds from/changes in:
Divestiture of generation assets	150.8	-
Sales of marketable securities, net of purchases	52.7	7.9
Purchases of other investments, net of sales	(59.7)	(41.5)
Net Cash Used By Investing Activities	(33.3)	(200.7)
FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(103.5)	(148.7)
Redemption of preferred stock	(5.5)	(6.0)
Reacquisition of the Company's common stock	(73.9)	(185.5)
Reacquisition of debt, net of issuances	(725.7)	133.6
Proceeds from sale of aircraft	-	87.1
Other financing activities	9.4	1.3
Net Cash Used By Financing Activities	(899.2)	(118.2)

Net Decrease In Cash and Cash Equivalents	(1,171.8)	(43.5)
Cash and Cash Equivalents at Beginning of Year	1,864.6	98.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 692.8	$ 55.2

Cash paid for interest (net of capitalized interest of $2.6 and $2.8) and income taxes:
Interest	$ 145.8	$ 173.1
Income taxes	$ 799.7	$ (8.2)

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

          On February 12, 2001, the Company and Conectiv announced that each company's boards of directors approved an agreement for a strategic transaction whereby the Company will effectively acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. The combination, which will be accounted for as a purchase, has received approval from both companies' shareholders, from the Pennsylvania and Virginia commissions, and from the Federal Energy Regulatory Commission (FERC). Additionally, antitrust clearance has been received under the Hart-Scott-Rodino Antitrust Improvements Act (HSR) effective August 7,
2001. HSR provides the Federal Trade Commission and the Justice Department the opportunity to review the proposed transaction prior to its completion to ensure it will not violate antitrust laws. Pending the receipt of various other regulatory approvals, the transaction is expected to close in early 2002. Both companies will become subsidiaries of a new holding company to be named at a later date. At September 30, 2001, the Company has deferred approximately $10.1 million in merger acquisition costs.

Segment Information

          The Company has identified the Utility's operations including the Trust (Utility Segment)
and PHI's operations (Competitive Segment) as its two reportable segments. The following tables present condensed financial information for the three and nine months ended
September 30, 2001 and 2000, respectively.

		Competitive Segment
	Utility Segment	PCI	Pepco Energy Services	Total PHI	(A) Elimi- nations	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
September 30, 2001
Operating Revenue	$ 527.3(B)	$ 29.7	$ 212.1	$241.8	$(2.6)	$766.5(B)
Operating Expenses
Fuel and Purchased Energy	274.5	-	170.8	170.8	-	445.3
Other Operation and Maintenance	51.7	13.7	28.8	42.5	(2.6)	91.6
Depreciation and Amortization	35.8	7.6	1.7	9.3	-	45.1
Other Taxes	51.3	-	-	-	-	51.3
Total Operating Expenses	413.3	21.3	201.3	222.6	$(2.6)	633.3
Operating Income	114.0	8.4	10.8	19.2	-	133.2
Other Expenses
Interest and Dividend Income	6.5	2.6(C)	(.9)	1.7	-	8.2
Interest Expense	(15.8)	(11.8)	(.1)	(11.9)	-	(27.7)
Loss from Equity Investments, Principally a Telecommunication Entity	-	(4.9)	(1.6)	(6.5)	-	(6.5)
Other Income (Expenses)	1.2	(.3)	-	(.3)	-	.9
Total Other Expenses	(8.1)	(14.4)	(2.6)	(17.0)	-	(25.1)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	-	2.3
Income Tax Expense (Benefit)	42.0	(10.2)	4.0	(6.2)	-	35.8
Net Income	$ 61.6(D)	$ 4.2	$ 4.2	$ 8.4	-	$ 70.0(D)

(A)	Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.
(B)	Includes pre-tax loss of $18.4 million from an adjustment to the previously reported gain on the sale of the Company's generating plants.
(C)	Includes dividend income from PCI's ongoing preferred stock investment portfolio.
(D)	Includes after-tax loss of $11.0 million from an adjustment to the previously reported gain on the sale of the Company's generating plants.

	Competitive Segment
	Utility Segment	PCI	Pepco Energy Services	Total PHI	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
September 30, 2000
Operating Revenue	$745.0	$ 27.1	$ 52.6	$ 79.7	$824.7
Operating Expenses
Fuel and Purchased Energy	320.0	-	43.3	43.3	363.3
Other Operation and Maintenance	73.7	10.5	15.0	25.5	99.2
Depreciation and Amortization	51.1	5.2	.6	5.8	56.9
Other Taxes	55.8	-	-	-	55.8
Total Operating Expenses	500.6	15.7	58.9	74.6	575.2
Operating Income (Loss)	244.4	11.4	(6.3)	5.1	249.5
Other (Expenses) Income
Interest and Dividend Income	.5	5.9(A)	-	5.9	6.4
Interest Expense (Benefit)	(40.8)	(14.2)	.5	(13.7)	(54.5)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(4.8)	1.6	(3.2)	(3.2)
Other Income	4.3	.3	-	.3	4.6
Total Other (Expenses) Income	(36.0)	(12.8)	2.1	(10.7)	(46.7)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	83.5	(2.3)	(1.5)	(3.8)	79.7
Net Income (Loss)	$ 122.6	$ .9	$ (2.7)	$ (1.8)	$120.8

(A) Includes dividend income from PCI's ongoing preferred stock investment portfolio.

		Competitive Segment
	Utility Segment	PCI	Pepco Energy Services	Total PHI	(A) Elimi- nations	Total Pepco
Nine Months Ended:	(Unaudited, In Millions of Dollars)
September 30, 2001
Operating Revenue	$1,442.2(B)	$ 79.2	$ 481.2	$560.4	$ (3.4)	$1,999.2(B)
Operating Expenses
Fuel and Purchased Energy	699.1	-	378.3	378.3	-	1,077.4
Other Operation and Maintenance	156.1	42.9	81.5	124.4	(3.4)	277.1
Depreciation and Amortization	104.8	19.3	4.9	24.2	-	129.0
Other Taxes	142.1	-	-	-	-	142.1
Total Operating Expenses	1,102.1	62.2	464.7	526.9	$ (3.4)	1,625.6
Operating Income	340.1	17.0	16.5	33.5	-	373.6
Other Expenses (Expenses)
Interest and Dividend Income	43.9	10.7(C)	-	10.7	-	54.6
Interest Expense	(80.5)	(34.4)	(.3)	(34.7)	-	(115.2)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(16.1)	(.9)	(17.0)	-	(17.0)
Other Income (Expenses)	5.1	(.1)	-	(.1)	-	5.0
Total Other Expenses	(31.5)	(39.9)	(1.2)	(41.1)	-	(72.6)
Distributions on Preferred Securities of Subsidiary Trust	6.9	-	-	-	-	6.9
Income Tax Expense (Benefit)	129.5	(26.9)	7.1	(19.8)	-	109.7
Net Income	$172.2(D)	$ 4.0	$ 8.2	$ 12.2	-	$184.4(D)

(A)	Represents the elimination of rent paid to PCI by Pepco (starting in June 2001) for its lease of PCI office.
(B)	Includes a pre-tax gain of $31.8 million from the sale of the Conemaugh Generating Station.
(C)	Includes dividend income from PCI's ongoing preferred stock investment portfolio.
(D)	Includes an after-tax gain of $11.4 million from the sale of the Conemaugh Generating Station.

	Competitive Segment
	Utility Segment	PCI	Pepco Energy Services	Total PHI	Total Pepco
Nine Months Ended:	(Unaudited, In Millions of Dollars)
September 30, 2000
Operating Revenue	$1,757.3	$ 96.9(A)	$142.7	$239.6	$1,996.9(A)
Operating Expenses
Fuel and Purchased Energy	770.9	-	116.2	116.2	887.1
Other Operation and Maintenance	229.1	29.6	39.5	69.1	298.2
Depreciation and Amortization	174.8	15.6	1.4	17.0	191.8
Other Taxes	155.0	-	-	-	155.0
Total Operating Expenses	1,329.8	45.2	157.1	202.3	1,532.1
Operating Income (Loss)	427.5	51.7	(14.4)	37.3	464.8
Other (Expenses) Income
Interest and Dividend Income	1.5	12.6(B)	-	12.6	14.1
Interest Expense	(115.7)	(41.9)	(.6)	(42.5)	(158.2)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(13.6)	2.5	(11.1)	(11.1)
Other Income (Expenses)	7.0	-	(.1)	(.1)	6.9
Total Other (Expenses) Income	(107.2)	(42.9)	1.8	(41.1)	(148.3)
Distributions on Preferred Securities of Subsidiary Trust	6.9	-	-	-	6.9
Income Tax Expense (Benefit)	126.3	(.8)	(4.4)	(5.2)	121.1
Net Income (Loss)	$ 187.1	$ 9.6(C)	$ (8.2)	$ 1.4	$ 188.5(C)

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

New Accounting Standards

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 141 entitled "Business Combinations," which applies to all business combinations initiated after June 30, 2001. This statement requires that the purchase method of accounting be used for all business combinations. Additionally, identifiable intangible assets must be recognized as assets apart from goodwill if certain criteria are met. The Company believes that the implementation of SFAS 141 will not have a material impact on its financial position or results of operations.

           In June 2001, the FASB issued SFAS 142 "Goodwill and Other Intangible Assets," which is required to be applied starting with fiscal years beginning after December 15, 2001. This statement establishes the accounting and reporting standards for goodwill and other intangible assets and requires that goodwill no longer be amortized but rather tested for impairment based on the criteria prescribed in the statement. The Company believes that the implementation of
SFAS 142 will not have a material impact on its financial position or results of operations.

          In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations,"
which is required to be adopted for financial statements issued for fiscal years beginning after
June 15, 2002. This statement establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of assessing the provisions of SFAS 143 in order to determine its impact on the Company's financial position and results of operations.

          In August 2001, the FASB issued SFAS 144 entitled "Accounting for the Impairment or
Disposal of Long-Lived Assets," which is required to be adopted for financial statements issued for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS 121 entitled "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of". The Company believes that the implementation of SFAS 144 will not have a material impact on its financial position or results of operations.

(3)     Derivative Instruments and Hedging Activities

          On January 1, 2001, the Company adopted the provisions of SFAS 133, "Accounting for
Derivative Instruments and Hedging Activities". Although the Utility is not directly impacted by
SFAS 133, the competitive subsidiaries have entered into several agreements that are subject to its provisions. Specifically, PCI has entered into two interest rate swap agreements for the purposes of hedging 100% of its variable interest rate debt obligations that were issued under its
Medium Term Note (MTN) program for fixed interest rate debt. In accordance with the terms of the swap agreements, PCI receives or pays the net difference between variable interest payments and the fixed rates due from its swap counterparties, thereby fixing its interest expense. In
August 2001, Pepco Energy Services sold electric call options which give the buyer the right to call on Pepco Energy Services to supply up to 150 megawatts per hour of electricity at a fixed price for on peak days during the months of July and August 2002. These call options serve to hedge the potential variability of the operating results of Pepco Energy Services' electric power generation plants that result from prevailing electric prices. Pepco Energy Services accounts for these call options as cash flow hedges of forecasted transactions. As a yield adjustment is realized, the related amounts reflected in Accumulated Other Comprehensive Income (AOCI) are
subsequently reclassified into revenue.

          On the date of adoption, PHI formally designated its interest rate swap agreements as cash flow hedge instruments which, for accounting purposes, are measured at fair market value and recorded as liabilities in the Company's consolidated balance sheet. The effective portion of the change in the fair value of the interest rate swaps and the electric call options are reported as a component of AOCI. As a yield adjustment is realized, the related amounts reflected in AOCI are subsequently reclassified into interest expense.

          PHI's management assesses interest rate and electric price risks by continually identifying and monitoring changes in the marketplace that may adversely impact expected future cash flows and by evaluating hedging opportunities.

          On January 1, 2001, PCI recorded an after-tax adjustment of $33 thousand to AOCI for the purpose of recognizing the fair value of interest rate swaps designated as cash flow hedges. A similar adjustment was not required for the call options, as they did not exist at that date. AOCI is adjusted monthly for changes in the fair value of the interest rate swaps and electric call options. During the three and nine months ended September 30, 2001, PCI recorded
$46 thousand and $41 thousand in losses, respectively, as a result of the change in the fair value of the interest rate swap agreements. As of September 30, 2001, PCI recorded $1.7 million as an interest rate swap liability classified in other liabilities and Pepco Energy Services recorded no gain/loss on the call options.

          PCI's interest rate swaps expire on March 24, 2004 and August 22, 2005, which coincides with the maturity date of these MTNs, to which the swaps relate for hedging purposes. Pepco
Energy Services' electric call options expire in August 2002, which coincides with the planned electric power generation.

          Through the twelve months ended September 30, 2002, approximately $422 thousand of losses in AOCI related to the interest rate swaps and the electric call options are expected to be reclassified into income as a yield or price adjustment of the hedged items.

          The Company's components of comprehensive income are net income, unrealized losses on marketable securities and unrealized losses on derivative instruments. A detail of comprehensive income is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited, In Millions of Dollars)
Net Income	$ 70.0	$120.8	$ 184.4	$188.5

Other Comprehensive Income:
Unrealized losses on cash flow hedges:
Net unrealized losses on cash flow hedges	(1.0)	-	(1.7)	-
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during period	5.6	2.1	1.0	(2.4)
Less: reclassification adjustment for (losses) gains included in net earnings	(.2)	.3	-	(.2)
Net unrealized gains (losses) on marketable securities	5.8	1.8	1.0	(2.2)
Other comprehensive income (loss), before tax	4.8	1.8	(.7)	(2.2)
Income tax expense (benefit)	1.7	.6	(.3)	(.8)
Other comprehensive income (loss), net of tax	3.1	1.2	(.4)	(1.4)
Comprehensive Income	$ 73.1	$122.0	$184.0	$187.1

(4)     Treasury Stock Transactions

          On February 12, 2001, the Company announced its plan to repurchase up to $450 million of its common stock in the open market or in privately negotiated transactions over the next twelve months. The actual amount of stock to be repurchased will be determined by management depending on market conditions. Through the nine-month period ended
September 30, 2001, the Company has acquired 3,329,100 shares in connection with this repurchase plan at a total cost of approximately $73.9 million, which is reflected as a reduction to shareholders' equity on the accompanying consolidated balance sheets. At December 31,
2000, Pepco had 7,792,907 shares held in treasury at a cost of approximately $200 million in connection with a previous stock repurchase plan.

(5)     Commitments and Contingencies

Investments

          At September 30, 2001, the carrying value of PCI's marketable securities, which consisted primarily of preferred stocks with mandatory redemption features and investment grade commercial paper, was $184.3 million. This total includes preferred stock from Southern
California Edison and Pacific Gas & Electric (PG&E) with carrying values at September 30,
2001, of $6.2 million and $12.6 million (including net unrealized losses of $4.4 million and $5.1 million, respectively). On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. Due to the numerous political and economic factors influencing the California utility market, the full extent of PG&E's filing and subsequent potential impact on PCI's investment, if any, is uncertain.

Regulatory Contingencies

          As of September 30, 2001, the Company credited approximately $188.6 million to
Maryland customers as their portion of divestiture gainsharing. Hearings are expected to be held on January 10 and 11, 2002 in order to determine whether additional bill credits should be provided to the Maryland customers.

          On May 8, 2001, the Company filed an application with the District of Columbia Public
Service Commission to approve the Company's plan to credit $50.1 million to D.C. customers as their portion of divestiture gainsharing. On September 19, 2001, the D.C. Commission approved the Company's plan. The Company has commenced with its plans to credit D.C. customers bills and expects to complete the process by the end of November 2001.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q, including the report of PricewaterhouseCoopers LLP on review of unaudited interim financial information dated November 9, 2001 will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's Registration
Statements on Form S-3 (Number 33-58810) and Forms S-8 (Numbers 33-36798, 33-53685,
33-54197, 333-56683 and 333-57221), and under New RC, Inc.'s Registration Statement on
Form S-4 (Number 333-57042), filed under the Securities Act of 1933. Such report of
PricewaterhouseCoopers LLP, however, is not a "report" or "part of the Registration Statement"
within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

                                               Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheets of Potomac Electric Power
Company and its subsidiaries (the Company) as of September 30, 2001 and 2000, and the
related consolidated statements of earnings and retained income for the three and nine month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
November 9, 2001

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

-	Changes in and compliance with environmental and safety laws and policies;
-	Weather conditions;
-	Population growth rates and demographic patterns;
-	Competition for retail and wholesale customers, including the potential impact of the economic downturn on competition;
-	Growth in demand, sales and capacity to fulfill demand;
-	Changes in tax rates or policies or in rates of inflation;
-	Changes in projects costs;
-	Unanticipated changes in operating expenses and capital expenditures;
-	Capital market conditions;
-	Competition for new energy development opportunities and other opportunities;
-	Legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company;
-	Pace of entry into new markets;
-	Time and expense required for building out the planned Starpower network;
-	Success in marketing services;
-	Possible development of alternative technologies;
-	The ability to secure electric and gas supply to fulfill sales commitments at favorable prices, and

          Any forward-looking statements speak only as of November 9, 2001, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING REVENUE

Utility

           The decreases in Utility operating revenue for the three and nine month periods ended
September 30, 2001, compared to the corresponding periods in 2000, are primarily attributable to the anticipated more level seasonal pattern of revenue being realized under an energy buyback contract with Mirant Corp., compared with the revenue and earnings pattern related to production income in the corresponding periods last year when the Company's production-
related revenue varied significantly by quarter due to seasonal rate differentials. While still seasonal, the favorable contract with Mirant more evenly spreads the earnings impact over all quarters. These decreases also resulted from base rate reductions effective with the implementation of customer choice, and from the termination on December 31, 2000 of the previously existing contract to provide full-requirements energy to SMECO (a new full-
requirements agreement commenced between Pepco Energy Services and SMECO on January 1,
2001). The decreases over the three and nine month periods in 2001 were partially offset by an increase in delivered kilowatt hour sales of 5.6% and 4.3% for the three and nine months ended
September 30, 2001, respectively. Additionally, the Company estimates that milder than normal weather in 2001 negatively impacted earnings by 3 cents per share for the nine months ended
September 30, 2001; and higher than expected customer migration negatively affected earnings by 5 cents per share over the same nine month period.

Competitive Operations

           Competitive operating revenue increased for the three and nine month periods ended
September 30, 2001 primarily due to the continued growth of Pepco Energy Services'
commodity and service businesses and due to the favorable operating results of the two generating stations that were transferred from the Utility to Pepco Energy Services in December
2000. The increase in Competitive operating revenue for the nine months ended September 30,
2001, was partially offset by the fact that revenue in the corresponding period last year included a one-time pre-tax gain of $19.7 million from the sale of PCI's 50% interest in the Cove Point liquefied natural gas storage facility and pipeline.

          On October 18, 2001, PCI sold several properties from its real estate portfolio for approximately $23 million. The proceeds were comprised of approximately $15 million in cash and a note received in the amount of $8 million. The note is secured by the properties sold and is personally guaranteed by the purchaser. This transaction resulted in an after-tax gain of approximately $3.8 million that will be recorded in October 2001. Additionally, on October 23,
2001, PCI sold its 45.45% interest in a B747-300 aircraft. Total proceeds from the sale amounted to $13.9 million in cash, of which PCI received approximately $6 million for its interests. PCI will record the sale and the related $.4 million after-tax gain in October 2001.

Gain on Divestiture of Generation Assets

          This amount represents the pre-tax gain that was recorded in January 2001 on the sale of the Company's 9.72 percent interest in the Conemaugh Generating Station (Conemaugh), located near Johnstown, Pennsylvania. The reduction of $18.4 million in the gain during the three month period ended September 30, 2001 resulted principally from certain adjustments that were recorded in connection with the previously reported gain in 2000 on the sale of the Company's generation assets to Mirant Corporation.

OPERATING EXPENSES

           Consolidated operating expenses increased during the three and nine months ended
September 30, 2001, compared to the corresponding periods in 2000, primarily due to increases in Pepco Energy Services' fuel and purchased energy expenses as a result of the continued
growth in its commodity and service businesses over the periods. These increases were partially offset by reductions in the Utility's operation and maintenance and depreciation expenses as a direct result of the divestiture of its generation assets in December 2000.

OTHER INCOME (EXPENSES)

Interest and Dividend Income

          The increases in interest and dividend income during the three and nine month periods ended September 30, 2001, compared to the corresponding periods last year, primarily resulted from interest income earned during 2001 on the proceeds received from the divestiture of the
Company's generation assets in December 2000.

Interest Expense

          The decreases in interest expense over the three and nine month periods ended
September 30, 2001, compared to the corresponding prior periods, primarily resulted from a reduction in the level of the Company's debt outstanding over the periods. A portion of the proceeds from the divestiture of the generation assets in December 2000 was used to retire debt.

Loss from Equity Investments, Principally a Telecommunication Entity

          These amounts represent the Company's share of the pre-tax income or loss from entities in which it has a 20% to 50% equity investment. The Company's most significant equity investment is the joint venture known as Starpower Communications, LLC (Starpower) that was formed in 1997 between wholly owned subsidiaries of PCI and RCN Corporation. Additionally, this line item includes income from Pepco Energy Services' 50% share of the operations of
Viron/Pepco Services, Inc., which was created in 1999 to provide energy-savings performance contracting services to the Military District of Washington.

          Through September 30, 2001, Starpower has built sufficient advanced fiber-optic network to cumulatively reach approximately 193,000 On-network households as compared to approximately 175,000 such households at December 31, 2000. The customer subscriber services base is composed of customers served by Starpower's advanced fiber-optic network (On-
network) and off of other networks ahead of Starpower's build-out (Off-network). The On-
network customer subscriber services include cable television, local and long distance telephone and high-speed Internet customer services and totaled approximately 64,000 as of September 30,
2001, compared to approximately 35,000 at December 31, 2000. The Off-network customer subscriber services include dial-up Internet and resale local and long distance telephone and totaled approximately 195,000 as of September 30, 2001, compared to approximately 240,000 at
December 31, 2000. Total customer subscriber services including cable television, local and long distance telephone and Internet subscribers were approximately 259,000 as of September 30,
2001, compared to approximately 275,000 as of December 31, 2000. The decline in total customer subscriber services over the past year is principally due to the loss of dial-up Internet customers due to competition from free dial-up Internet service providers.

          For the three and nine months ended September 30, 2001, the Loss from Equity
Investments, Principally a Telecommunication Entity, increased compared to the corresponding periods last year. This was due to increased expenses incurred in 2001 in connection with the
Starpower build-out. PCI anticipates that Starpower will continue to incur losses for at least the remainder of 2001 as it further develops and expands its network and customer base. At
September 30, 2001, PCI has cumulatively invested $202.5 million in Starpower.

INCOME TAX EXPENSE

           Income tax expense decreased for the three months ended September 30, 2001, compared to the corresponding period in 2000, primarily as a result of the Utility's decrease in operating income over the period. The decrease in income tax expense during the nine months ended September 30, 2001, compared to the corresponding period last year, was primarily the result of an increase in income tax benefits recorded by PCI in the second quarter of 2001, which were generated due to the timing of new investments.

CAPITAL RESOURCES AND LIQUIDITY

Dividends on Common Stock

          On October 25, 2001, a quarterly dividend of 25 cents per share was declared payable
December 31, 2001, to shareholders of record of the Company's common stock on
December 10, 2001. This results in a current annual dividend rate on common stock of $1 per share. The Company's annual dividend rate on its common stock is determined by its Board of
Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flows.

Construction Expenditures

          Construction expenditures totaled $177.1 million for the nine months ended
September 30, 2001 and are projected to total $190.5 million for the year ended December 31,
2001. For the five-year period 2001-2005, construction expenditures are projected to total $761 million. These expenditures will be funded through funds provided from operations.

Reacquisition of First Mortgage Bonds

          On October 31, 2001 the Company reacquired on the open market at 105.38% of principal amount, plus accrued interest to the reacquisition date, $7.3 million of the 8-1/2% First Mortgage
Bonds due May 15, 2027. The reacquisition totaled approximately $8 million.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK

          Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the
Company's 2000 Form 10-K.

PART II   OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

          Refer to Item 3. Legal Proceedings of the Company's 2000 Form 10-K.

Item 5.      OTHER INFORMATION

Customer Migration

          As discussed in Item 7. Management's Discussion and Analysis of Consolidated
Results of Operations and Financial Condition of the Company's 2000 Form 10-K, retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At September 30, 2001,
51,993 of the Utility's Maryland customers and 5,699 of its D.C. customers have chosen alternate suppliers. These customers accounted for 610 megawatts of load in Maryland and 912 megawatts of load in D.C

Merger Regulatory Schedules

          In Delaware, the Public Service Commission held three meetings in September 2001 to hear public comment on the merger. The Delaware Public Service Commission is scheduled to hold its hearings on the merger on November 28 and 29, 2001. In Maryland, the Public Service
Commission held hearings from October 15 through October 17, 2001. The New Jersey Board of Public Utilities has scheduled hearings between November 13 and November 20, 2001. In
D.C., hearings will be held on January 4, 2002. The merger has been approved in Pennsylvania and Virginia and by FERC.

Statistical Data
	Three Months Ended September 30,					Nine Months Ended September 30,
	2001		2000		% Change	2001		2000		% Change
Operating Revenue	(Millions of Dollars)
Electric Revenue	$543.2		$741.5		(26.7)	$1,399.8		$1,747.5		(19.9)
Other	2.5		3.5		(28.6)	10.6		9.8		8.2
Total Utility Operating Revenue	545.7		745.0		(26.8)	1,410.4		1,757.3		(19.7)
Competitive Operating Revenue	239.2		79.7		100.0+	557.0		239.6		100.0+
Gain on Divestiture of Generating Assets	(18.4)		-		-	31.8		-		-
Total Operating Revenue	$766.5		$824.7		(7.1)	$1,999.2		$1,996.9		0.1
Distribution and Transmission by Class of Service
Residential	$76.8		$74.1		3.6	$204.2		$200.3		1.9
General Service	139.5		135.5		3.0	366.0		352.4		3.9
Large Power Service *	2.0		2.1		(4.8)	5.0		6.1		(18.0)
Street Lighting	2.4		2.3		4.3	7.1		6.7		6.0
Metro	2.4		3.1		(22.6)	6.8		8.3		(18.1)
Network Transmission Services	26.6		29.8		(10.7)	80.1		88.4		(9.4)
Wholesale	0.2		4.1		(95.1)	0.4		11.3		(96.5)
Total Revenue	249.9		251.0		(0.4)	669.6		673.5		(0.6)
Network Transmission Expenses	(21.1)		(28.0)		24.6	(70.3)		(83.5)		15.8
System	$228.8		$223.0		2.6	$599.3		$590.0		1.6
Generation Services (SOS) by Class of Service
Residential	$105.6		$108.0		(2.2)	$251.7		$248.4		1.3
General Service	176.1		243.6		(27.7)	450.4		553.6		(18.6)
Large Power Service *	3.9		8.2		(52.4)	9.0		21.1		(57.3)
Street Lighting	1.0		1.3		(23.1)	3.0		3.7		(18.9)
Metro	-		5.6		(100.0)	2.6		15.4		(83.1)
Wholesale	-		32.4		(100.0)	-		89.3		(100.0)
Subtotal	286.6		399.1		(28.2)	716.7		931.5		(23.1)
ALM Capacity/Energy	6.7		91.4		(92.7)	13.5		142.5		(90.5)
System	$293.3		$490.5		(40.2)	$730.2		$1,074.0		(32.0)
Distribution and Transmission Sales (Millions of KWH)
Residential	1,971		1,846		6.8	5,758		5,257		9.5
General Service	4,738		4,503		5.2	12,729		12,394		2.7
Large Power Service *	188		179		5.0	503		529		(4.9)
Street Lighting	39		39		_	126		122		3.3
Metro	117		125		(6.4)	317		345		(8.1)
Wholesale	780		727		7.3	2,249		2,138		5.2
System	7,833		7,419		5.6	21,682		20,785		4.3
Generation Services (SOS) Sales (Millions of KWH)
Residential	1,825		1,846		(1.1)	5,475		5,257		4.1
General Service	3,380		4,503		(24.9)	10,917		12,394		(11.9)
Large Power Service *	92		179		(48.6)	246		529		(53.5)
Street Lighting	33		39		(15.4)	104		122		(14.8)
Metro	-		125		(100.0)	62		345		(82.0)
Wholesale	2		727		(99.7)	5		2,138		(99.8)
System	5,332		7,419		(28.1)	16,809		20,785		(19.1)
Average System Revenue per KWH (Cts./KCW)
Delivered	2.92	Cts.	3.01	Cts.	(3.0)	2.76	Cts.	2.84	Cts.	(2.8)
Generation Services (SOS)	5.38	Cts.	5.38	Cts.	_	4.26	Cts.	4.48	Cts.	(4.9)

Equity Per Common Share:	$17.41 and $15.84 at September 30, 2001 and 2000, respectively.
Weather Data
Heating Degree Days	44		63			2,586		2,344
20 Year Average	26					2,538
Cooling Degree Hours	5,860		4,517			8,414		7,339
20 Year Average	6,932					9,353

Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).
Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).
* Large Power Service customers are served at high voltage of 66KV or higher.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Exhibit 10	-	2001 General Memorandum of Understanding, dated August 14, 2001, between the Company and Local 1900 of the International Brotherhood of Electrical Workers -filed herewith.
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re: unaudited interim financial information - filed herewith.
(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on July 19, 2001, which included the Company's Press Release dated as of July 18, 2001. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed for the Company on August 27, 2001, which included the Company's 2001 Mid-Year Report. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

                                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Potomac Electric Power Company Registrant By A.W. WILLIAMS A. W. Williams Senior Vice President and Chief Financial Officer

November 9, 2001
            Date

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 2001, and for each of the years 2000 through 1996, on the basis of Utility operations only, are as follows:

	Twelve Months Ended September 30, 2001	For the Year Ended December 31,
		2000	1999	1998	1997	1996
		(Dollar Amounts in Millions)

Net income	$333.9	$348.9	$228.0	$211.2	$164.7	$220.1
Taxes based on income	341.9	352.9	142.6	131.0	97.5	135.0

Income before taxes	675.8	701.8	370.6	342.2	262.2	355.1

Fixed charges:
Interest charges	129.7	170.1	156.1	151.8	146.7	146.9
Interest factor in rentals	21.8	23.2	23.4	23.8	23.6	23.6

Total fixed charges	151.5	193.3	179.5	175.6	170.3	170.5

Income before income taxes and fixed charges	$827.3	$895.1	$550.1	$517.8	$432.5	$525.6

Coverage of fixed charges	5.46	4.63	3.06	2.95	2.54	3.08

Preferred dividend requirements	$5.1	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	2.02	2.01	1.63	1.62	1.59	1.61

Preferred dividend factor	$10.3	$11.1	$14.5	$29.2	$26.2	$26.7

Total fixed charges and preferred dividends	$161.8	$204.4	$194.0	$204.8	$196.5	$197.2

Coverage of combined fixed charges and preferred dividends	5.11	4.38	2.84	2.53	2.20	2.66

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended September 30, 2001, and for each of the years 2000 through 1996, on a consolidated basis, are as follows.

Twelve Months Ended September 30, 2001		For the Year Ended December 31,
		2000	1999	1998	1997	1996
		(Dollar Amounts in Millions)

Net income	$371.2	$369.1	$256.7	$234.8	$179.8	$234.3
Taxes based on income	315.6	341.2	114.5	122.3	65.6	80.4

Income before taxes	686.8	710.3	371.2	357.1	245.4	314.7

Fixed charges:
Interest charges	187.0	230.7	208.7	208.6	216.1	231.1
Interest factor in rentals	22.1	23.6	23.8	24.0	23.7	23.9

Total fixed charges	209.1	254.3	232.5	232.6	239.8	255.0

Competitive subsidiary capitalized interest	(3.8)	(3.9)	(1.8)	(0.6)	(0.5)	(0.7)

Income before income taxes and fixed charges	$892.1	$960.7	$601.9	$589.1	$484.7	$569.0

Coverage of fixed charges	4.27	3.78	2.59	2.53	2.02	2.23

Preferred dividend requirements	$5.1	$5.5	$8.9	$18.0	$16.5	$16.6

Ratio of pre-tax income to net income	1.85	1.92	1.45	1.52	1.36	1.34

Preferred dividend factor	$9.4	$10.5	$12.8	$27.4	$22.4	$22.2

Total fixed charges and preferred dividends	$218.5	$264.8	$245.3	$260.0	$262.2	$277.2

Coverage of combined fixed charges and preferred dividends	4.08	3.63	2.45	2.27	1.85	2.05

                                                                                                            Exhibit 15

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We are aware that our report dated November 9, 2001 on our review of interim financial information of Potomac Electric Power Company for the period ended September 30, 2001 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683 and
333-57221) filed on September 12, 1990, May 18, 1994, June 17, 1994, June 12, 1998 and
June 19, 1998, respectively, on Form S-3 (Number 33-58810) filed on February 26, 1993 of
Potomac Electric Power Company and on Form S-4 (Number 333-57042) of New RC, Inc.
filed on March 14, 2001.

Very truly yours,

PricewaterhouseCoopers LLP
Washington, D.C.
November 9, 2001