Form 10-K
period 2001-12-31
POTOMAC ELECTRIC POWER CO
filed 2002-03-29
CIK 79732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001    Commission file number 1-1072

                        Potomac Electric Power Company
  (Exact name of registrant as specified in its charter)

     District of Columbia and Virginia                    53-0127880
   (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

        701 Ninth Street, N.W.
          Washington, D.C.                               20068
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (202) 872-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
           Title of each class                       which registered

Common Stock, $1 par value                     New York Stock Exchange, Inc.
Guarantee by Potomac Electric Power
  Company of the 7-3/8% Trust Originated
  Preferred Securities issued by
  Potomac Electric Power Company Trust I

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

          As of March 25, 2002, Potomac Electric Power Company had
107,125,976 shares of its $1 par value Common Stock outstanding, and the aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by nonaffiliates was approximately $2.5 billion.

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
Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include risks and uncertainties relating to delays in obtaining or adverse conditions contained in, related regulatory approvals, changes in economic conditions, availability and cost of capital, changes in weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, population growth rates and demographic patterns, the potential negative impact resulting from the economic downturn, growth in demand, sales and capacity to fill demand, unanticipated changes in operating expenses and capital expenditures, capital market conditions, and other presently unknown or unforeseen factors. These uncertainties and factors could cause actual results to differ materially from such statements. The
Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This information is presented solely to provide additional information to further understand the Company's results and prospects.

Item 1.    BUSINESS

GENERAL

     Additional information required by this Item, other than the information disclosed below, is included in the "Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition" section and the
"Notes to Consolidated Financial Statements," which are included in Exhibit
13, and is incorporated by reference herein.

     Potomac Electric Power Company (Pepco or the Company) is engaged in three principal lines of business. These business lines consist of (1) the provision of regulated electric utility transmission and distribution services in the Washington, D.C. (D.C.) metropolitan area, (2) the management of a diversified financial investments portfolio and (3) the supply of energy products and services in competitive retail markets. The Company's regulated electric utility activities are referred to herein as the "Utility" or
"Utility Operations," and its financial investments and competitive energy activities are referred to herein as its "Competitive Operations."
Additionally, the Company has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I, and a wholly owned Delaware
Investment Holding Company, Edison Capital Reserves Corporation. At
December 31, 2001, the Company had 2,449 employees.

     During 2001 the Company continued to position its business activities for the future through the execution of its business plan to respond to the electric utility industry's transition from a regulatory to a competitive environment. On February 12, 2001, the Company and Conectiv announced that each company's board of directors approved an agreement for a strategic transaction whereby the Company will acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. Also during the first quarter of 2001 the Company completed its plan to divest its generation assets when it sold its 9.72 percent interest in a Pennsylvania generating plant. This sale followed the divestiture of substantially all of the
Company's generation assets in December 2000. Additionally, the Utility's comprehensive plans to implement customer choice were completed on January 1,
2001, when D.C. customers began to have their choice of electricity suppliers. Maryland customers received customer choice on July 1, 2000.

     After the closing of the acquisition of Conectiv, Pepco and Conectiv will become subsidiaries of a new holding company, to be called Pepco
Holdings, Inc. (formerly New RC, Inc.). The Utility Operations of the merged company will have more than twice the Company's current customer base, serving more than 1.8 million electric and gas customers in Maryland, the
District of Columbia, Virginia, Delaware and New Jersey. The acquisition will also create an expanded market serving a 10,000 square-mile service territory in a growing region with 4 million in population and will deliver more than 46,000 gigawatt-hours of electricity annually. The new company will be the largest owner of transmission in the Pennsylvania/New
Jersey/Maryland power pool (PJM). The combination, which will be accounted for as a purchase, has received approval from both companies' shareholders, from the Pennsylvania and Virginia Public Service Commissions, and from the
Federal Energy Regulatory Commission. Additionally, the Delaware Public
Service Commission voted on March 19, 2002 to approve the merger and antitrust clearance has been received under the Hart-Scott-Rodino Antitrust
Improvements Act. Pending the receipt of various other regulatory approvals, the transaction is expected to close during the second quarter of 2002. At
December 31, 2001, the Company has deferred approximately $11.6 million in merger acquisition costs.

Item 2.     PROPERTIES

     During January 2001, the Company completed the divestiture of substantially all of its generating assets. Accordingly, at December 31,
2001, the Company's principal assets are used to engage in the transmission and distribution of electric energy in the Washington, D.C. metropolitan area. These assets include 118 substations, 988 circuit miles of transmission lines, 6 power station switchyards, and approximately 24,000 circuit miles of 69 KV (and below) distribution lines, including services and street lighting. Additionally, in December 2000, the Company transferred its
Benning Road and Buzzard Point generating plants, which were not divested to
Mirant Corporation (Mirant), to a wholly owned subsidiary of the Company.
These power plants are located in D.C. and have a total installed capacity of
806 megawatts. They are functioning as exempt wholesale generators and are operated and maintained by Mirant pursuant to an initial three-year contract with our subsidiary. Additional information is included in the "Management's
Discussion and Analysis of Consolidated Results of Operations and Financial
Condition" section and the "Notes to Consolidated Financial Statements,"
which are included in Exhibit 13, and is incorporated by reference herein.

Item 3.    LEGAL PROCEEDINGS

     The information required by this Item is included in Note 11 to the
"Notes to Consolidated Financial Statements," which is included in Exhibit
13, and is incorporated by reference herein.

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
Period	Dividends Per Share	Price Range High Low
2001:
First Quarter . . . . .	$.415	$24.90	$20.20
Second Quarter . . . .	.250	23.84	20.08
Third Quarter . . . . .	.250	22.78	20.61
Fourth Quarter . . . .	.250	22.95	20.62
	$1.165
First Quarter . . . . .	$.415	$27.69	$19.06
Second Quarter . . . .	.415	27.88	20.94
Third Quarter . . . . .	.415	27.44	23.63
Fourth Quarter . . . .	.415	25.56	21.50
	$1.66

The number of record holders of Common Stock was 55,343 at March 25, 2002, and 56,189 at December 31, 2001.

     There were 107,125,976 shares of the Company's $1 par value Common Stock outstanding at March 25, 2002, and 107,221,176 outstanding at December 31,
2001. A total of 200 million shares is authorized.

     On February 12, 2001, the Company announced that it would reduce its annual dividend to $1.00 per share from $1.66 per share, effective with the
June 2001 dividend. In January 2002, a dividend of 25 cents per share was declared payable March 29, 2002, to shareholders of record of the Company's common stock on March 11, 2002. The Company's dividend rate on common stock is determined by the Board of Directors and takes into consideration, among other factors, current and possible future developments which may affect the
Company's income and cash flows. See Item 7., Management's Discussion and
Analysis of Financial Condition and Results of Operations, for additional information.

Item 6.    SELECTED FINANCIAL DATA

     The information required by this Item is included in the "Selected
Consolidated Financial Data" section, which is included in Exhibit 13, and is incorporated by reference herein.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     The information required by this Item is included in the "Management's
Discussion and Analysis of Consolidated Results of Operations and Financial
Condition" section, which is included in Exhibit 13, and is incorporated by reference herein.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is included in the "Management's
Discussion and Analysis of Consolidated Results of Operations and Financial
Condition" section, which is included in Exhibit 13, and is incorporated by reference herein.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 18, 2002, and supplementary data, are included in Exhibit 13, and is incorporated by reference herein.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.

Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with regard to the directors and executive officers of the registrant as of March 29, 2002 is as follows:
Directors
Name and Age	Principal Occupation and Business Experience for Past Five Years	Director Since
Edmund B. Cronin, Jr. Age 64 (a)(c)(d)	Since 2000 has been Chairman of the Board, and since 1995 has been President and Chief Executive Officer of Washington Real Estate Investment Trust, based in Rockville, Maryland, which owns income-producing real estate in the mid-Atlantic Region.	1998
John M. Derrick, Jr. Age 62 (b)	See Executive Officers Below.	1994
Terence C. Golden Age 57 (a)(c)(e)	Chairman of Bailey Capital Corporation in Washington, D.C. Bailey Capital Corporation is a private investment company. From 1995 until 2000, Mr. Golden was President, Chief Executive Officer and a director of Host Marriott Corporation. He continues to serve as a director of Host Marriott Corporation. He is also a director of Cousins Properties, Inc., American Classic Voyages, Inc. and the Morris & Gwendolyn Cafritz Foundation. He is also Chairman of the Federal City Council.	1998
Judith A. McHale Age 55 (a)(d)(e)	Since 1995 has been President and Chief Operating Officer of Discovery Communications, Inc. (DCI), parent company of cable television's Discovery Channel, which is based in Bethesda, Maryland. She is a director of John Hancock Financial Services, Inc. and Polo Ralph Lauren Corporation.	1998
Floretta D. McKenzie Age 66 (a)(b)(d)	Founder and Chairwoman of The McKenzie Group, Inc., a District of Columbia based educational consulting firm. Until 2001, Dr. McKenzie was also Chief Executive Officer of The McKenzie Group, Inc. Dr. McKenzie is a director of Marriott International, Inc.	1988
Edward F. Mitchell Age 70 (b)(c)(d)	Retired Chairman of the Board of the Company, a position he held from 1992-1999. He was Chief Executive Officer from 1989-1997.	1980
Lawrence C. Nussdorf Age 55 (a)(c)(e)	Since 1998 has been President and Chief Operating Officer of Clark Enterprises, Inc., a holding company based in Bethesda, Maryland, which includes The Clark Construction Group, a general contracting company, of which Mr. Nussdorf has been Vice President and Treasurer since 1977.	2001
Peter F. O'Malley Age 63 (c)(d)(e)	Of Counsel to O'Malley, Miles, Nylen & Gilmore, P.A., a law firm headquartered in Calverton, Maryland. Mr. O'Malley currently serves as the President of Aberdeen Creek Corp., a privately held company engaged in investment, business consulting and development activities. Mr. O'Malley is a director of Legg Mason, Inc. and FTI Consulting.	1982
Pauline A. Schneider Age 58 (a)(d)(e)	Joined the Washington office of the law firm of Hunton & Williams in 1985 and has been a partner there since 1987. In October 2000, Ms. Schneider was elected as Chair of the Board of MedStar Health, Inc., a community-based healthcare organization that includes seven major hospitals in the Washington, D.C./Baltimore area. Also, since 1998, she has chaired the Board of The Access Group, Inc., a not for profit student loan provider headquartered in Wilmington, Delaware.	2001
Dennis R. Wraase Age 58 (b)	See Executive Officers Below.	1998
A. Thomas Young Age 63 (a)(b)(e)	Retired Executive Vice President of Lockheed Martin Corporation. From 1990 until 1995, he was President and Chief Operating Officer of Martin Marietta Corporation. He is a director of the B.F. Goodrich Company and Science Applications International Corporation.	1995

(a)	Mr. Cronin is Chairman of the Audit Committee. Messrs. Golden, Nussdorf and Young, Ms. McHale, Dr. McKenzie and Ms. Schneider are members of the Committee.
(b)	Dr. McKenzie is Chairman of the Executive Committee. Messrs. Derrick, Mitchell, Wraase and Young are members of the Committee.
(c)	Mr. Mitchell is Chairman of the Finance Committee. Messrs. Cronin, Golden, Nussdorf, and O'Malley are members of the Committee.
(d)	Mr. O'Malley is Chairman of the Corporate Governance Committee. Messrs. Cronin and Mitchell, Ms. McHale, Dr. McKenzie and Ms. Schneider are members of the Committee.
(e)	Mr. Young is Chairman of the Human Resources Committee. Messrs. Golden, Nussdorf and O'Malley and Ms. McHale and Ms. Schneider are members of the Committee.

Executive Officers
Name	Position	Age	Served in such position since
John M. Derrick, Jr.	Chairman of the Board and Chief Executive Officer	62	1999 (1)
Dennis R. Wraase	President and Chief Operating Officer and Director	58	2001 (2)
William T. Torgerson	Executive Vice President - External Affairs and General Counsel	57	2001 (3)
Andrew W. Williams	Senior Vice President and Chief Financial Officer	52	2001 (4)
William J. Sim	Senior Vice President - Power Delivery	57	2001 (5)
Robert C. Grantley	Group Vice President - Customer Care	53	1997 (6)
Kenneth P. Cohn	Vice President and Chief Information Officer	54	1999 (7)
Kirk J. Emge	Vice President - Legal Services	52	1994
William R. Gee, Jr.	Vice President - Business Performance and Technology	61	1991
Anthony J. Kamerick	Vice President, Finance, Treasurer and Comptroller	54	2002 (8)
Beverly L. Perry	Vice President - Government and Corporate Affairs	54	1999 (9)
James S. Potts	Vice President - Environment	57	1993
None of the above persons has a "family relationship" with any other officer listed or with any director.
The term of office for each of the above persons is from July 26, 2001, until the next succeeding Annual Meeting, and until their successors have been elected and qualified.
(1)

Mr. Derrick was elected to the position of Chairman of the Board on April 28, 1999 and Chief Executive Officer on October 23, 1997. From 1992 to May 2000, he also served as President and from 1992 to October 1997, he also served as Chief Operating Officer. Mr. Derrick is a director of Washington Real Estate Investment Trust.

(2)

Mr. Wraase served as President and Chief Financial Officer from May 9, 2000 to December 31, 2000. He served as Executive Vice President and Chief Financial Officer from April 28, 1999 to May 9, 2000. He served as Senior Vice President and Chief Financial Officer from April 24, 1996 to April 28, 1999.

(3)	Mr. Torgerson served as Senior Vice President and General Counsel from April 27, 1994 until December 31, 2000. He served as Secretary from August 22, 1994 to April 24, 1996.
(4)

Mr. Williams held the position of Group Vice President, Transmission and Marketing from 1997 until December 31, 2000. He held the position of Vice President, Energy and Market Policy and Development from 1994 until 1997.

(5)	Mr. Sim held the position of Group Vice President, Generation from 1997 until December 31, 2000. He held the position of Vice President, Power Supply and Delivery from 1994 until 1997.
(6)

Mr. Grantley held the position of Group Vice President, Customer Service and Power Distribution from 1997 until December 31, 2000. He held the position of Vice President, Customers and Community Relations from 1994 until 1997.

(7)	Mr. Cohn held the position of General Manager, Computer Services from March 1, 1997 to April 28, 1999 and Manager - Computer Services from May 1, 1987 to March 1, 1997.
(8)	Mr. Kamerick held the position of Vice President and Treasurer from April 24, 1994 until January 24, 2002.
(9)	Ms. Perry was General Manager - Government Relations from March 1, 1997 to April 28, 1999, and Manager - Government Relations from May 1, 1994 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     The rules of the Securities and Exchange Commission require that the
Company disclose any late filing of the reports of stock ownership (and changes in stock ownership), and any known failure to file these reports, by its directors and executive officers. Due to an administrative oversight by the 401(k) plan administrator, Mr. Mitchell, a director of Pepco, omitted to disclose on his Form 5 filed in February 2001 an exempt sale of 6,636 shares of Pepco common stock from his 401(k) plan account. He amended the Form 5 in
April 2001 to reflect the transaction. To the best of the Company's knowledge, all other filings required to be made by the Company's directors and executive officers were made on a timely basis in 2001.

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
Options granted in 2000 and thereafter become exercisable at the rate of twenty-five percent on each of the first four anniversaries of the date of grant. Upon a "change in control," all options become immediately exercisable. Options expire ten years after the date of grant or at such earlier date as specified by the Plan in the event of retirement, death, disability or after termination of service of the director.

     The Company also provides directors with travel accident insurance for
Company-related travel and directors' and officers' liability insurance coverage.

Executive Compensation
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Incentive Plan Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Options (#)	Incentive Plan Payouts	All Other Compensation
				(1)	(2)	(3)	(4)
John M. Derrick, Jr. Chairman and Chief Executive Officer	2001 2000 1999	$640,000 541,667 516,667	$204,329 255,171 191,732	$26,701 22,630 19,177	119,900 119,900 0	$635,097 137,165 288,930	$61,480 57,528 51,235
Dennis R. Wraase President and Chief Operating Officer	2001 2000 1999	$423,333 366,667 335,000	$135,156 172,731 124,317	$6,142 5,341 4,644	48,000 48,000 0	$283,186 95,924 152,798	$38,688 36,390 37,711
William T. Torgerson Executive Vice President and General Counsel	2001 2000 1999	$336,667 298,667 281,667	$107,486 140,697 104,525	$5,158 4,485 3,900	30,000 30,000 0	$220,938 93,527 145,688	$31,508 30,014 26,359
Andrew W. Williams Senior Vice President and Chief Financial Officer	2001 2000 1999	$266,667 237,333 225,000	$85,137 91,202 63,108	$0 0 0	30,000 10,300 0	$80,686 50,285 63,074	$24,490 23,598 24,556
William J. Sim Senior Vice President	2001 2000 1999	$251,667 222,667 211,000	$113,250 86,182 59,181	$0 0 0	30,000 10,300 0	$79,333 48,481 60,938	$22,732 21,857 23,261

(1) Other Annual Compensation

Amounts in this column for each year represent above-market earnings on deferred compensation funded by Pepco-owned life insurance policies held in trust, assuming the expected retirement at age 65. The amounts are reduced if the executive terminates employment prior to age 62 for any reason other than death, total or permanent disability or a change in control of Pepco.
In the event of a change in control and termination of the participant's employment, a lump sum payment will be made equal to the net present value of the expected payments at age 65 discounted using the Pension Benefit
Guaranty Corporation immediate payment interest rate plus one-half of one percent. Pepco has purchased such policies on participating individuals under a program designed so that if assumptions as to mortality experience, policy return and other factors are realized, the compensation deferred and the death benefits payable to Pepco under such insurance policies will cover all premium payments and benefit payments projected under this program, plus a factor for the use of Pepco funds.

(2) Options

Amounts in this column represent the stock options granted under the
Long-Term Incentive Plan. The shareholders approved the Long-Term Incentive
Plan in April 1998.

(3) Incentive Plan Payouts

All amounts in this column represent the value of vested Common Stock under the Company's Performance Restricted Stock Program. The amounts shown for
2001 consist of 33-1/3% of the Common Stock award from the one-year performance cycle ended December 31, 1999 (the "One-Year 1999 Cycle"), 33-
1/3% of the Common Stock award from the eight-month performance cycle ended
December 31, 1999 (the "Eight-Month 1999 Cycle"), and 100% of the Common
Stock award from the three-year cycle ended December 31, 2001 that vested on
January 1, 2002. The amounts shown for 2000 consist of 33-1/3% of the Common
Stock award from the One-Year 1999 Cycle, 33-1/3% of the Common Stock award from the Eight-Month 1999 Cycle, and 50% of the Common Stock award from the performance cycle ended December 31, 1998 (the "1998 Cycle"), that vested on
January 1, 2001. The amounts shown for 1999 consist of 33-1/3% of the Common
Stock award from the Eight-Month 1999 Cycle, 50% of the Common Stock award from the 1998 Cycle, and 50% of the Common Stock award from the performance cycle ended December 31, 1997, that vested on January 1, 2000. For 1999, amounts also include cash awards under the Performance Share Plan, which was applicable to the years 1997 through 1999. The cash amounts awarded for
Messrs. Derrick, Wraase, Torgerson, Williams and Sim were $119,722, $57,221,
$53,482, $38,355 and $37,940, respectively. The value of the vested Common
Stock was calculated based on the market price of the Common Stock on the day preceding the vesting date.

(4) All Other Compensation

Amounts in this column for 2001 consist of (i) Company contributions to the
Savings Plan for Exempt Employees of $7,900, $7,876, $7,700, $4,128 and
$7,900 for Messrs. Derrick, Wraase, Torgerson, Williams and Sim,
respectively, (ii) Company contributions to the Executive Deferred
Compensation Plan due to Internal Revenue Service limitations on maximum contributions to the Savings Plan for Exempt Employees of $16,830, $10,257,
$7,500, $6,683 and $2,769 for Messrs. Derrick, Wraase, Torgerson, Williams
and Sim, respectively, (iii) the term life insurance portion of life insurance written on a split-dollar basis of $5,184, $2,972, $2,363, $1,256 and $1,767 for Messrs. Derrick, Wraase, Torgerson, Williams and Sim,
respectively, (iv) the interest on employer paid premiums for split-dollar life insurance of $31,566, $17,583, $13,945, $12,423 and $10,296 for
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

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants (1)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Grant Date Present Value ($) (2)

John M. Derrick, Jr.	119,900	31.9%	$24.59	December 31, 2010	$420,849

Dennis R. Wraase	48,000	12.8%	$24.59	December 31, 2010	$168,480

William T. Torgerson	30,000	8.0%	$24.59	December 31, 2010	$105,300

Andrew W. Williams	30,000	8.0%	$24.59	December 31, 2010	$105,300

William J. Sim	30,000	8.0%	$24.59	December 31, 2010	$105,300

(1) Individual Grants

The exercise price of options is the market price of the Common Stock on the grant date
(January 1, 2001). Twenty-five percent of the options became exercisable on January 1, 2002. The remaining options will become exercisable at a rate of twenty-five percent on January 1 of each year until January 1, 2005.

(2) Grant Date Present Value

The values in this column were determined based on the Black-Scholes option pricing model and are calculated at the time of grant. The following assumptions were used in the calculation: (a)
expected price volatility - 17.7%, (b) options will be exercised in the tenth year, (c) an interest rate based upon the corresponding yield of a U.S. Treasury note maturing ten years from the date of grant, (d) dividends at the rate in effect on the date of grant, and (e) no adjustments for transferability. The fact that the Company used the Black-Scholes model does not necessarily mean that the Company believes or acknowledges that the model can accurately determine the value of options. The ultimate value of the option, if any, will depend on the future market price of the Company's Common Stock and the optionee's individual investment decisions, neither of which can be predicted with any degree of certainty.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (2001)
	Number of Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at End of Fiscal Year		Value of Unexercised In-the-Money Options at End of Fiscal Year (3)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John M. Derrick, Jr.	0	0	138,360	209,825	0	0

Dennis R. Wraase	0	0	33,843	84,000	0	0

William T. Torgerson	0	0	29,343	52,500	0	0

Andrew W. Williams	0	0	16,509	37,725	0	0

William J. Sim	0	0	16,509	37,725	0	0

(3) Value of Unexercised In-the-Money Options at End of Fiscal Year

The value of unexercised in-the-money options at December 31, 2001 is calculated by multiplying the number of shares by the amount by which the fair market value of the Common Stock on the last trading day of 2001, as reported by the New York Stock Exchange, exceeds the option exercise price.
LONG-TERM INCENTIVE PLAN- AWARDS IN LAST FISCAL YEAR
	Performance or Other Period Until Maturation or Payout	Estimated Future Payout under Non Stock Price-Based Plans
Name		Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
John M. Derrick, Jr.	2002-2004	0	17,500	35,000
Dennis R. Wraase	2002-2004	0	7,000	14,000
William T. Torgerson	2002-2004	0	5,000	10,000
Andrew W. Williams	2002-2004	0	5,000	10,000
William J. Sim	2002-2004	0	5,000	10,000

     Under the Company's Executive Performance Restricted Stock Program
established under the Company's Long-Term Incentive Plan executives selected to participate in the Program have the opportunity to receive awards of
Common Stock based on the Company's performance over a three-year performance cycle commencing January 1 of each year. The Program provides for the earning of Common Stock based on the Company's total stockholder return compared to other companies in a peer group comprised of 20 gas and electric distribution companies. If, during the course of a performance period, a significant event occurs, as determined in the sole discretion of the Board of Directors, which the Board of Directors expects to have a substantial effect on total shareholder performance during the period, the Board of Directors may revise such measures.

     The preceding table shows the awards made under the Program in 2001.
Each award provides that, following completion of the performance period, the participant will be eligible to earn a number of shares of Common Stock ranging from 0% to 200% of the target performance award to the extent that the performance objectives are achieved. The shares of Common Stock earned by a participant will vest immediately on the date that the performance award is earned.

PENSION PLAN TABLE
Average Annual Salary in Final Three Years of Employment	Annual Retirement Benefits Years in Plan
	15	20	25	30	35	40
$ 250,000	$ 66,000	$ 88,000	$109,000	$131,000	$153,000	$175,000
$ 350,000	$ 92,000	$123,000	$153,000	$184,000	$214,000	$245,000
$ 450,000	$118,000	$158,000	$197,000	$236,000	$276,000	$315,000
$ 550,000	$144,000	$193,000	$241,000	$289,000	$337,000	$385,000
$ 650,000	$171,000	$228,000	$284,000	$341,000	$398,000	$455,000
$ 750,000	$197,000	$263,000	$328,000	$394,000	$459,000	$525,000
$ 850,000	$223,000	$298,000	$372,000	$446,000	$521,000	$595,000
$ 950,000	$249,000	$333,000	$416,000	$499,000	$582,000	$665,000
$1,050,000	$276,000	$368,000	$459,000	$551,000	$643,000	$735,000

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
Mr. Derrick, 62 and 40 years of credit, $783,189; Mr. Wraase, 58 and 32 years of credit, $519,068; Mr. Torgerson, 57 and 32 years of credit, $423,236;
Mr. Williams, 52 and 27 years of credit, $322,816; and Mr. Sim, 57 and 32 years of credit, $314,649. Annual benefits at age 65 (including the effect of the Social Security offset) are illustrated in the table above.

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

Compensation Committee Interlocks and Insider Participation

     Pauline Schneider, a director, is a partner in the law firm of Hunton &
Williams. Hunton & Williams rendered legal services to the Company and its subsidiaries in 2001 and is expected to render services to the Company and its subsidiaries in 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 1, 2002, for each director, the five executive officers named in the Summary Compensation Table under Item 11 and all directors and officers as a group (i) the number of shares of Common Stock beneficially owned, (ii) the number of shares that could be acquired within 60 days pursuant to exercise of stock options,
(iii) credited Common Stock equivalents and (iv) the total stock-based holdings. None of such persons beneficially owns shares of any other class of equity securities of the Company. Each of the individuals, as well as all directors and executive officers as a group, beneficially owned less than 1%
of the Company's outstanding Common Stock. The following table also sets forth, as of February 1, 2002, the number and percentage of shares of Common
Stock owned by all persons known by the Company to own beneficially 5% or more of the Common Stock.

Name of Beneficial Owner	Shares of Common Stock Owned (1)	Common Stock Acquirable Within 60 Days (2)	Deferred Common Stock Equivalents (3)	Total Stock-Based Holdings (4)
Edmund B. Cronin, Jr.	1,185	1,250	8,096	10,531
John M. Derrick, Jr.	60,656	198,310	-	258,966
Terence C. Golden	1,942	250	7,201	9,393
Judith A. McHale	7,073	250	-	7,323
Floretta D. McKenzie	3,340	1,250	-	4,590
Edward F. Mitchell	42,314	1,250	2,236	45,800
Lawrence C. Nussdorf	1,000	-	573	1,573
Peter F. O'Malley	1,828	1,250	2,236	5,314
Pauline A. Schneider	1,522	-	-	1,522
William J. Sim	16,285	26,584	-	42,869
William T. Torgerson	22,829	44,343	-	67,172
Andrew W. Williams	25,839	26,584	-	52,423
Dennis R. Wraase	33,726	57,843	-	91,569
A. Thomas Young	1,000	1,250	8,964	11,214
All Directors and Executive Officers as a Group (21 Individuals)	305,571	405,023	29,306	739,900
Name and Address of Beneficial Owner	Shares of Common Stock Owned (5)	Percent of Common Stock Outstanding
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403	8,621,071	8.0%

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

(5) According to a Schedule 13G, dated February 1, 2002, filed with the
Securities and Exchange Commission jointly by Franklin Resources, Inc.,
Templeton Global Advisors Limited, a subsidiary of Franklin Resources, Inc., and Charles B. Johnson and Rupert H. Johnson, Jr., each a principal shareholder of Franklin Resources, Inc., the Common Stock is beneficially owned by one or more open or closed-end investment companies or other managed accounts that are advised by direct and indirect advisory subsidiaries of
Franklin Resources, Inc. Sole power to vote or to direct the voting of the
Common Stock and to dispose or to direct the disposition of the Common Stock is as follows: Templeton Global Advisors Limited: 6,417,815; Franklin
Advisers, Inc.: 2,200,000; and Fiduciary Trust Company International:
3,256.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Part IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents List

1.   Financial Statements

     The following documents are included within this document as Exhibit 13 on the pages identified below:

Page Reference
Form 10-K (Exhibit 13)
Consolidated Balance Sheets - December 31, 2001 and 2000	30
Consolidated Statements of Earnings - for the years ended December 31, 2001, 2000 and 1999	29
Consolidated Statements of Shareholders' Equity and Comprehensive Income - for the years ended December 31, 2001, 2000 and 1999	32
Consolidated Statements of Cash Flows - for the years ended December 31, 2001, 2000 and 1999	33
Notes to Consolidated Financial Statements	34
Report of Independent Accountants	28

2.   Financial Statement Schedules

     Unaudited supplementary data entitled "Quarterly Financial Summary
(Unaudited)" is included herein in Exhibit 13 (included in "Notes to
Consolidated Financial Statements" as Note 14).

     Schedule II (Valuation and Qualifying Accounts) and the Report of
Independent Accountants on Consolidated Financial Statement Schedule are
submitted pursuant to Item 14(d).

All other schedules are omitted because they are not applicable, or the required information is presented in the financial statements.

3.   Exhibits required by Securities and Exchange Commission Regulation S-K
     (summarized below).
Exhibit No.	Description of Exhibit	Reference*
2	Agreement and Plan of Merger, dated as of February 9, 2001, among the Company, New RC, Inc., and Conectiv .	Exh. 2 to Form 8-K, 2/13/01.
3.1	Charter of the Company. . . . . . . .	Exh. 3.1 to Form 10-K, 3/27/00.
3.2	By-Laws of the Company. . . . . . . .	Exh. 3.2 to Form 10-K, 3/23/01.
4

Mortgage and Deed of Trust dated
July 1, 1936, of the Company to
The Bank of New York as Successor
Trustee, securing First Mortgage
Bonds of the Company, and
Supplemental Indenture dated
July 1, 1936. . . . . . . . . . . . .

Exh. B-4 to First Amendment, 6/19/36, to Registration Statement No. 2-2232.
	Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 1, 1939 and December 10, 1939. . . . . . . . . . . . . . . . .	Exhs. A & B to Form 8-K, 1/3/40.
	August 1, 1940. . . . . . . . . . . .	Exh. A to Form 8-K, 9/25/40.
	July 15, 1942 and August 10, 1942. . . . . . . . . . . . . . . . .	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post- Effective Amendment, 8/31/42, to Registration Statement No. 2-5032.
	August 1, 1942. . . . . . . . . . . .	Exh. B-4 to Form 8-A, 10/8/42.
	October 15, 1942. . . . . . . . . . .	Exh. A to Form 8-K, 12/7/42.
	October 15, 1947. . . . . . . . . . .	Exh. A to Form 8-K, 12/8/47.
4 (cont.)	January 1, 1948 . . . . . . . . . . .	Exh. 7-B to Post-Effective Amendment No. 2, 1/28/48, to Registration Statement No. 2-7349.
	December 31, 1948 . . . . . . . . . .	Exh. A-2 to Form 10-K, 4/13/49.
	May 1, 1949 . . . . . . . . . . . . .	Exh. 7-B to Post-Effective Amendment No. 1, 5/10/49, to Registration Statement No. 2-7948.
	December 31, 1949 . . . . . . . . . .	Exh. (a)-1 to Form 8-K, 2/8/50.
	May 1, 1950 . . . . . . . . . . . . .	Exh. 7-B to Amendment No. 2, 5/8/50, to Registration Statement No. 2-8430.
	February 15, 1951 . . . . . . . . . .	Exh. (a) to Form 8-K, 3/9/51.
	March 1, 1952 . . . . . . . . . . . .	Exh. 4-C to Post-Effective Amendment No. 1, 3/12/52, to Registration Statement No. 2-9435.
	February 16, 1953 . . . . . . . . . .	Exh. (a)-1 to Form 8-K, 3/5/53.
	May 15, 1953. . . . . . . . . . . . .	Exh. 4-C to Post-Effective Amendment No. 1, 5/26/53, to Registration Statement No. 2-10246.
	March 15, 1954 and March 15, 1955. . . . . . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-11627, 5/2/55.
	May 16, 1955. . . . . . . . . . . . .	Exh. A to Form 8-K, 7/6/55.
	March 15, 1956. . . . . . . . . . . .	Exh. C to Form 10-K, 4/4/56.
	June 1, 1956. . . . . . . . . . . . .	Exh. A to Form 8-K, 7/2/56.
	April 1, 1957 . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-13884, 2/5/58.
	May 1, 1958 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-14518, 11/10/58.
	December 1, 1958. . . . . . . . . . .	Exh. A to Form 8-K, 1/2/59.
	May 1, 1959 . . . . . . . . . . . . .	Exh. 4-B to Amendment No. 1, 5/13/59, to Registration Statement No. 2-15027.
	November 16, 1959 . . . . . . . . . .	Exh. A to Form 8-K, 1/4/60.
	May 2, 1960 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-17286, 11/9/60.
	December 1, 1960 and April 3, 1961. . . . . . . . . . . . . . . . .	Exh. A-1 to Form 10-K, 4/24/61.
	May 1, 1962 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-21037, 1/25/63.
4 (cont.)	February 15, 1963 . . . . . . . . . .	Exh. A to Form 8-K, 3/4/63.
	May 1, 1963 . . . . . . . . . . . . .	Exh. 4-B to Registration Statement No. 2-21961, 12/19/63.
	April 23, 1964. . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-22344, 4/24/64.
	May 15, 1964. . . . . . . . . . . . .	Exh. A to Form 8-K, 6/2/64.
	May 3, 1965 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-24655, 3/16/66.
	April 1, 1966 . . . . . . . . . . . .	Exh. A to Form 10-K, 4/21/66.
	June 1, 1966. . . . . . . . . . . . .	Exh. 1 to Form 10-K, 4/11/67.
	April 28, 1967. . . . . . . . . . . .	Exh. 2-B to Post-Effective Amendment No. 1 to Registration Statement No. 2-26356, 5/3/67.
	May 1, 1967 . . . . . . . . . . . . .	Exh. A to Form 8-K, 6/1/67.
	July 3, 1967. . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-28080, 1/25/68.
	February 15, 1968 . . . . . . . . . .	Exh. II-I to Form 8-K, 3/7/68.
	May 1, 1968 . . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-31896, 2/28/69.
	March 15, 1969. . . . . . . . . . . .	Exh. A-2 to Form 8-K, 4/8/69.
	June 16, 1969 . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-36094, 1/27/70.
	February 15, 1970 . . . . . . . . . .	Exh. A-2 to Form 8-K, 3/9/70.
	May 15, 1970. . . . . . . . . . . . .	Exh. 2-B to Registration Statement No. 2-38038, 7/27/70.
	August 15, 1970 . . . . . . . . . . .	Exh. 2-D to Registration Statement No. 2-38038, 7/27/70.
	September 1, 1971 . . . . . . . . . .	Exh. 2-C to Registration Statement No. 2-45591, 9/1/72.
	September 15, 1972. . . . . . . . . .	Exh. 2-E to Registration Statement No. 2-45591, 9/1/72.
	April 1, 1973 . . . . . . . . . . . .	Exh. A to Form 8-K, 5/9/73.
	January 2, 1974 . . . . . . . . . . .	Exh. 2-D to Registration Statement No. 2-49803, 12/5/73.
4. (cont.)	August 15, 1974 . . . . . . . . . . .	Exhs. 2-G and 2-H to Amendment No. 1 to Registration Statement No. 2-51698, 8/14/74.
	June 15, 1977 . . . . . . . . . . . .	Exh. 4-A to Form 10-K, 3/19/81.
	July 1, 1979. . . . . . . . . . . . .	Exh. 4-B to Form 10-K, 3/19/81.
	June 16, 1981 . . . . . . . . . . . .	Exh. 4-A to Form 10-K, 3/19/82.
	June 17, 1981 . . . . . . . . . . . .	Exh. 2 to Amendment No. 1, 6/18/81, to Form 8-A.
	December 1, 1981. . . . . . . . . . .	Exh. 4-C to Form 10-K, 3/19/82.
	August 1, 1982. . . . . . . . . . . .	Exh. 4-C to Amendment No. 1 to Registration Statement No. 2-78731, 8/17/82.
	October 1, 1982 . . . . . . . . . . .	Exh. 4 to Form 8-K, 11/8/82.
	April 15, 1983. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/23/84.
	November 1, 1985. . . . . . . . . . .	Exh. 2-B to Form 8-A, 11/1/85.
	March 1, 1986 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/28/86.
	November 1, 1986. . . . . . . . . . .	Exh. 2-B to Form 8-A, 11/5/86.
	March 1, 1987 . . . . . . . . . . . .	Exh. 2-B to Form 8-A, 3/2/87.
	September 16, 1987. . . . . . . . . .	Exh. 4-B to Registration Statement No. 33-18229, 10/30/87.
	May 1, 1989 . . . . . . . . . . . . .	Exh. 4-C to Registration Statement No. 33-29382, 6/16/89.
	August 1, 1989. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/23/90.
	April 5, 1990 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/29/91.
	May 21, 1991. . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/27/92.
	May 7, 1992 . . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	September 1, 1992 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	November 1, 1992. . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	March 1, 1993 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	March 2, 1993 . . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/93.
	July 1, 1993. . . . . . . . . . . . .	Exh. 4.4 to Registration Statement No. 33-49973, 8/11/93.
4 (cont.)	August 20, 1993 . . . . . . . . . . .	Exh. 4.4 to Registration Statement No. 33-50377, 9/23/93.
	September 29, 1993. . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	September 30, 1993. . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	October 1, 1993 . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	February 10, 1994 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	February 11, 1994 . . . . . . . . . .	Exh. 4 to Form 10-K, 3/25/94.
	March 10, 1995. . . . . . . . . . . .	Exh. 4.3 to Registration Statement No. 61379, 7/28/95.
	September 6, 1995 . . . . . . . . . .	Exh. 4 to Form 10-K, 4/1/96.
	September 7, 1995 . . . . . . . . . .	Exh. 4 to Form 10-K, 4/1/96.
	October 2, 1997 . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/26/98.
	March 17, 1999. . . . . . . . . . . .	Exh. 4 to Form 10-K, 3/27/00.
4-A	Indenture, dated as of July 28, 1989, between the Company and The Bank of New York, Trustee, with respect to the Company's Medium-Term Note Program . . . . . . . . . . . . . . .	Exh. 4 to Form 8-K, 6/21/90.
4-B.1	Certificate of Trust of Potomac Electric Power Company Trust I . . . . . . . . . . . . . . .	Exh. 4.1 to Registration Statement No. 333-51241, 4/2/98.
4-B.2	Form of Amended and Restated Declaration of Trust of Potomac Electric Power Company Trust I. . . .	Exh. 4.3 to Amendment No. 1 to Registration Statement No. 333-51241, 5/7/98.
4-B.3	Form of Preferred Security. . . . . .	Included in Exhibit A-1 to Exh. 4.3 to Amendment No. 1 to Registration Statement No. 333-51241, 5/7/98.
4-B.4	Form of Indenture . . . . . . . . . .	Exh. 4.4 to Amendment No. 1 to Registration Statement No. 333-51241, 5/7/98.
4-B.5	Form of First Supplemental Indenture to be used in providing for the issuance of 7-3/8% Junior Subordinated Deferrable Interest Debentures due 2038 . . . . . . . . . . . . . . . . .	Exh. 4.5 to Amendment No. 1 to Registration Statement No. 333-51241, 5/7/98.
4-B.6	Form of 7-3/8% Junior Subordinated Deferrable Interest Debentures due 2038 . . . . . . . . . . . . . . .	Included in Exh. 4.5 to Amendment No. 1 to Registration Statement No. 333-51241, 5/7/98.
4-B.7	Form of Preferred Securities Guarantee Agreement. . . . . . . . . . . . . . .	Exh. 4.8 to Amendment No. 1 to Registration Statement No. 333-51241, 5/7/98.
10	Agreement, effective December 8, 1998, between the Company and the International Brotherhood of Electrical Workers (Local Union No. 1900). . . . . . . .	Exh. 10 to Form 10-K, 3/26/99.
10.1	Employment Agreement of John M. Derrick, Jr.**. . . . . . .	Exh. 10.1 to Form 10-K, 3/27/00.
10.2	Employment Agreement of Dennis R. Wraase**. . . . . . . . .	Exh. 10.2 to Form 10-K, 3/27/00.
10.3	Employment Agreement of William T. Torgerson**. . . . . . .	Exh. 10.3 to Form 10-K, 3/27/00.
10.4	Severance Agreement of Robert C. Grantley**. . . . . . . .	Exh. 10.4 to Form 10-K, 3/27/00.
10.5	Severance Agreement of William J. Sim** . . . . . . . . .	Exh. 10.5 to Form 10-K, 3/27/00.
10.6	Severance Agreement of Andrew W. Williams** . . . . . . .	Exh. 10.6 to Form 10-K, 3/27/00.
10.7	Severance Agreement of Kenneth P. Cohn** . . . . . . . .	Exh. 10.8 to Form 10-K, 3/27/00.
10.8	Severance Agreement of Kirk J. Emge** . . . . . . . . .	Exh. 10.9 to Form 10-K, 3/27/00.
10.9	Severance Agreement of William R. Gee** . . . . . . . .	Exh. 10.11 to Form 10-K, 3/27/00.
10.10	Severance Agreement of Anthony J. Kamerick** . . . . . . . .	Exh. 10.12 to Form 10-K, 3/27/00.
10.11	Severance Agreement of Beverly L. Perry** . . . . . . . .	Exh. 10.13 to Form 10-K, 3/27/00.
10.12	Severance Agreement of James S. Potts** . . . . . . . .	Exh. 10.14 to Form 10-K, 3/27/00.
10.13	1999 General Memorandum of Understanding, dated December 8, 1998 between the Company and the International Brotherhood of Electrical Workers (Local Union No. 1900) . .. . . . . . . . . . . .	Exh. 10.2 to Form 10-K, 3/26/99.
10.14	Potomac Electric Power Company Long-Term Incentive Plan** . . . . . . . .	Exh. 4 to Form S-8, 6/12/98.
10.15	2001 General Memorandum of Understanding, dated August 14, 2001, between the Company and Local 1900 of the International Brotherhood of Electrical Workers. . . . . . . . . .	Exh. 10 to Form 10-Q, 11/9/01.
10.16

Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc. dated June 7, 2000, including Exhibits A through M . . . . . . . . . . . . .

Exh. 10 to Form 8-K, 6/13/00.
10.17

Amendment No. 1, dated September 18, 2000 to Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc., dated June 7, 2000, including Exhibits A-1, A-2 and A-3. .

Exh. 10.1 to Form 8-K, 12/19/00.
10.18

Amendment No. 2, dated December 19, 2000, to Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc., dated June 7, 2000 . . .

Exh. 10.2 to Form 8-K, 12/19/00.
10.19	Transition Power Agreement -- District of Columbia. . . . . . . . . . . . . .	Exh. 10.3 to Form 8-K, 12/19/00.
10.20	Transition Power Agreement -- Maryland. . . . . . . . . . . . . . .	Exh. 10.4 to Form 8-K, 12/19/00.
11	Statements Re. Computation of Earnings Per Common Share . . . . .	Filed herewith.
12	Statements Re. Computation of Ratios. . . . . . . . . . . . . . .	Filed herewith.
13	Financial Information Section of Annual Report . . . . . . . . . . .	Filed herewith.
21	Subsidiaries of the Registrant. . . .	Filed herewith.
23	Consent of Independent Accountants. .	Filed herewith.

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

**Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed by the Company on October 26,
2001, which included the Company's Press Release dated October 25, 2001. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7.
(Financial Statements and Exhibits). A Current Report on Form 8-K was filed by the Company on December 21, 2001, which disclosed an aircraft impairment write-off and Enron investment write-off by Potomac Capital Investment Corp., a wholly owned subsidiary of the Company. The item reported on such Form 8-K was Item 5. (Other Events).
Schedule II	Valuation and Qualifying Accounts
Col. A	Col. B	Col. C		Col. D	Col. E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$9.1	$14.5	$1.3	($7.7)	$17.2
Year Ended December 31, 2000 Allowance for uncollectible accounts -customer and other accounts receivable	$8.0	$ 8.0	$1.5	($ 8.4)	$9.1
Year Ended December 31, 1999 Allowance for uncollectible accounts -customer and other accounts receivable	$7.7	$ 8.0	$1.0	($ 8.7)	$8.0

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

(c)  Exhibit 11   Statements Re. Computation of Earnings Per Common Share

     The information required by this Exhibit is included in Note 10 of the
"Notes to Consolidated Financial Statements," which is included in Exhibit
13.
Exhibit 12 Statements Re: Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 2001 through 1997, on a consolidated basis, are as follows:

	For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollar Amounts in Millions)
Net income	$192.3	$369.1	$256.7	$234.8	$179.8
Taxes based on income	83.5	341.2	114.5	122.3	65.6

Income before taxes	275.8	710.3	371.2	357.1	245.4

Fixed charges:
Interest charges	166.4	230.7	208.7	208.6	216.1
Interest factor in rentals	23.8	23.6	23.8	24.0	23.7

Total fixed charges	190.2	254.3	232.5	232.6	239.8

Competitive operations capitalized interest	(2.7)	(3.9)	(1.8)	(0.6)	(0.5)

Income before income taxes and fixed charges	$463.3	$960.7	$601.9	$589.1	$484.7

Coverage of fixed charges	2.44	3.78	2.59	2.53	2.02

Preferred dividend requirements, including redemption premium	$5.0	$5.5	$8.9	$18.0	$16.5

Ratio of pre-tax income to net income	1.43	1.92	1.45	1.52	1.36

Preferred dividend factor	$7.2	$10.6	$12.9	$27.4	$22.4

Total fixed charges and preferred dividends	$197.4	$264.9	$245.4	$260.0	$262.2

Coverage of combined fixed charges and preferred dividends	2.35	3.63	2.45	2.27	1.85

Exhibit 12 Statements Re: Computation of Ratios, continued

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for each of the years 2001 through 1997, on the basis of parent company operations only, are as follows:

	For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollar Amounts in Millions)

Net income	$194.2	$348.9	$228.0	$211.2	$164.7
Taxes based on income	130.9	352.9	142.6	131.0	97.5

Income before taxes	325.1	701.8	370.6	342.2	262.2

Fixed charges:
Interest charges	112.5	170.1	156.1	151.8	146.7
Interest factor in rentals	23.4	23.2	23.4	23.8	23.6

Total fixed charges	135.9	193.3	179.5	175.6	170.3

Income before income taxes and fixed charges	$461.0	$895.1	$550.1	$517.8	$432.5

Coverage of fixed charges	3.39	4.63	3.06	2.95	2.54

Preferred dividend requirements, including redemption premium	$5.0	$5.5	$8.9	$18.0	$16.5

Ratio of pre-tax income to net income	1.67	2.01	1.63	1.62	1.59

Preferred dividend factor	$8.4	$11.1	$14.5	$29.2	$26.2

Total fixed charges and preferred dividends	$144.3	$204.4	$194.0	$204.8	$196.5

Coverage of combined fixed charges and preferred dividends	3.20	4.38	2.84	2.53	2.20

Exhibit 21 Subsidiaries of the Registrant
Name	Jurisdiction of Incorporation
Aircraft International Management Company	Delaware
Aircraft Leasing Associates, LP	Delaware
American Energy Corporation	Delaware
AMP Funding, LLC	Delaware
BCR-BT Ventures	Delaware
Edison Capital Reserves Corporation	Delaware
Edison Place, LLC	Delaware
Electro Ecology, Inc.	New York
Energy and Telecommunication Services, LLC	Delaware
Engineered Services, Inc.	Delaware
Friendly Skies, Inc.	U.S. Virgin Islands
G&L Mechanical Services, Inc.	Delaware
Harmans Building Associates	Maryland
KJC Consulting Company	California
KJC Operating Company	California
Kramer Junction Company	California
Linpro Harmans Land LTD Partnership	Maryland
Luz Solar Partners, Ltd., III	California
Luz Solar Partners, Ltd., IV	California
Luz Solar Partners, Ltd., V	California
Luz Solar Partners, Ltd., VI	California
Luz Solar Partners, Ltd., VII	California
Met Electrical Testing Company, Inc.	Delaware
Microcell Corporation	North Carolina
PCI Air Management Corporation	Nevada
PCI Air Management Partners, LLC	Delaware
PCI Energy Corporation	Delaware
PCI Engine Trading, Ltd.	Bermuda
PCI Ever, Inc.	Delaware
PCI Holdings, Inc.	Delaware
PCI Netherlands Corporation	Nevada
PCI Nevada Investments	Delaware
PCI Queensland Corporation	Nevada
PCI-BT Investing, LLC	Delaware
PCI-BT Ventures	Delaware
Pepco Building Services, Inc.	Delaware
Pepco Communications, Inc.	Delaware
Pepco Communications, LLC	Delaware
Pepco Energy Services, Inc.	Delaware
Pepco Enterprises, Inc.	Delaware
Pepco Technologies, LLC	Delaware
PES Home Services of Virginia	Virginia
POM Holdings, Inc.	Delaware
Potomac Aircraft Leasing Corporation	Nevada
Potomac Capital Investment Corporation	Delaware
Potomac Capital Joint Leasing Corporation	Delaware
Potomac Capital Markets Corporation	Delaware
Potomac Delaware Leasing Corporation	Delaware
Potomac Electric Power Company Trust I	Delaware
Potomac Equipment Leasing Corporation	Nevada
Potomac Harmans Corporation	Maryland
Potomac Leasing Associates, LP	Delaware
Potomac Nevada Corporation	Nevada
Exhibit 21 Subsidiaries of the Registrant, Continued
Name	Jurisdiction of Incorporation
Potomac Nevada Investment, Inc.	Nevada
Potomac Nevada Leasing Corporation	Nevada
Potomac Power Resources, Inc.	Delaware
RAMP Investments, LLC	Delaware
Seaboard Mechanical Services, Inc.	Delaware
Severn Cable, LLC	Delaware
Severn Construction, LLC	Delaware
Starpower Communications, LLC	Delaware
Substation Test Company, Inc.	Delaware
Trigen-Pepco Energy Services, LLC	District of Columbia
Unitemp, Inc.	Delaware
Viron/Pepco Services Partnership	Delaware
W.A. Chester Corporation	Delaware
W.A. Chester, LLC	Delaware

Exhibit 23    Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685 and 33-54197) and the
Registration Statements on Forms S-3 (Numbers 33-58810, 33-61379, 333-33495
and 333-66127) of Potomac Electric Power Company and in the Registration
Statement on Form S-4 (Number 333-57042) of Pepco Holdings, Inc. (formerly
New RC, Inc.) of our report dated January 18, 2002 relating to the financial statements which appear in the Annual Report to Shareholders, which is incorporated in the Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 18, 2002, relating to the Consolidated Financial Statement Schedule, which appears in this
Form 10-K.

PRICEWATERHOUSECOOPERS LLP
Washington, D.C.
March 29, 2002

Report of Independent Accountants on Consolidated Financial Statement
Schedule

To the Board of Directors of
Potomac Electric Power Company

Our audits of the consolidated financial statements referred to in our report dated January 18, 2002 appearing in the 2001 Annual Report to shareholders of
Potomac Electric Power Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K)
also included an audit of the consolidated financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Washington, D.C.
January 18, 2002

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of
Washington, District of Columbia, on the 29th day of March, 2002.

POTOMAC ELECTRIC POWER COMPANY (Registrant)
By John M. Derrick (John M. Derrick, Jr., Chairman of the Board and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
	Signature	Title	Date
(i)	Principal Executive Officers John M. Derrick (John M. Derrick, Jr.)	Chairman of the Board and Chief Executive Officer
	D. R. Wraase (Dennis R. Wraase)	President, Chief Operating Officer and Director
(ii),	Principal Financial Officer
(iii)	Principal Accounting Officer A. W. Williams (Andrew W. Williams)	Senior Vice President and Chief Financial Officer
(iv)	Directors: Edmund B. Cronin, Jr. (Edmund B. Cronin, Jr.)	Director
	T. C. Golden (Terence C. Golden)	Director
March 29, 2002
	Signature	Title	Date
(iv)	Directors (cont.): Judith A. McHale (Judith A. McHale)	Director
	Floretta D. McKenzie (Floretta D. McKenzie)	Director
	Edward F. Mitchell (Edward F. Mitchell)	Director
	Lawrence C. Nussdorf (Lawrence C. Nussdorf)	Director
	Peter F. O'Malley (Peter F. O'Malley)	Director
	Pauline A. Schneider (Pauline A. Schneider)	Director
	A. T. Young (A. Thomas Young)	Director

March 29, 2002