Form 10-Q
period 2002-03-31
POTOMAC ELECTRIC POWER CO
filed 2002-05-10
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			March 31, 2002

Commission File Number			1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)			53-0127880 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at March 31, 2002
Common Stock, $1 par value		107,125,976

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended March 31,

	2002	2001
(Millions, except per share data)
Operating Revenue
Utility	$316.1	$396.7
Competitive	183.1	164.1
Gain on divestiture of generation assets	-	50.2
Total Operating Revenue	499.2	611.0
Operating Expenses
Fuel and purchased energy	265.7	291.7
Other operation and maintenance	87.2	91.3
Depreciation and amortization	37.9	42.0
Other taxes	45.5	53.2
Total Operating Expenses	436.3	478.2
Operating Income	62.9	132.8
Other Income (Expenses)
Interest and dividend income	6.3	30.8
Interest expense	(31.4)	(46.1)
Loss from Equity Investments, Principally a Telecommunication Entity	(.4)	(6.3)
Other income	.6	2.6
Total Other Expenses	(24.9)	(19.0)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3

Income Tax Expense	11.1	46.6

Net Income	24.6	64.9

Dividends on Preferred Stock	1.3	1.2

Earnings Available for Common Stock	$23.3	$63.7

Retained Income at Beginning of Period	$967.4	$929.7
Dividends on Common Stock	(26.9)	(45.8)
Other Comprehensive Income (Loss), Net of Tax	5.7	(1.2)
Retained Income at End of Period	$969.5	$946.4

Basic Average Common Shares Outstanding	107.1	110.5
Basic Earnings Per Share of Common Stock	$ .22	$ .58
Diluted Average Common Shares Outstanding	107.1	111.6
Diluted Earnings Per Share of Common Stock	$ .22	$ .57
Cash Dividends Per Share of Common Stock	$ .25	$ .415
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2002)
	March 31, 2002	December 31, 2001

ASSETS	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 451.5	$ 515.5
Marketable securities	164.5	161.2
Accounts receivable, less allowance for uncollectible accounts of $18.2 and $17.2	374.7	401.2
Fuel, materials and supplies - at average cost	38.7	37.8
Prepaid expenses and other	46.7	24.2
Total Current Assets	1,076.1	1,139.9
INVESTMENTS AND OTHER ASSETS
Investment in finance leases	745.8	736.0
Operating lease equipment - net of accumulated depreciation of $126.4 and $123.6, respectively	3.6	4.6
Regulatory assets, net	3.6	14.3
Other	650.6	637.7
Total Investments and Other Assets	1,403.6	1,392.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,415.6	4,361.9
Accumulated depreciation	(1,642.4)	(1,608.5)
Net Property, Plant and Equipment	2,773.2	2,753.4
TOTAL ASSETS	$5,252.9	$5,285.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$ 472.5	$ 458.2
Accounts payable and accrued payroll	164.7	224.1
Capital lease obligations due within one year	15.6	15.2
Interest and taxes accrued	72.2	92.6
Other	171.2	175.3
Total Current Liabilities	896.2	965.4
DEFERRED CREDITS
Income taxes	514.0	501.6
Investment tax credits	24.2	24.7
Other	37.8	38.8
Total Deferred Credits	576.0	565.1

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,747.9	1,722.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	49.5	49.5
Total Preferred Stock	84.8	84.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, issued 118,544,883 shares	118.5	118.5
Premium on stock and other capital contributions	1,028.3	1,028.3
Capital stock expense	(13.0)	(12.9)
Accumulated other comprehensive loss	(1.0)	(6.7)
Retained income	970.5	974.1
	2,103.3	2,101.3

Less cost of shares of common stock in treasury (11,418,907 shares and 11,323,707 shares, respectively)	(280.3)	(278.1)

Total Shareholders' Equity	1,823.0	1,823.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,252.9	$5,285.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,

	2002	2001
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 24.6	$ 64.9
Adjustments to reconcile net income to net cash (used by) from operating activities:
Depreciation and amortization	37.9	42.0
Gain on divestiture of generation assets	-	(50.2)
Changes in:
Accounts receivable and unbilled revenue	26.5	27.0
Regulatory assets, net	10.7	7.3
Prepaid expenses	(22.5)	375.3
Accounts payable and accrued payroll	(59.4)	(21.4)
Interest and taxes accrued	(20.4)	(715.1)
Net other operating activities, including divestiture related items in 2001	(8.1)	(31.4)
Net Cash Used By Operating Activities	(10.7)	(238.8)
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(54.5)	(119.0)
Proceeds from/changes in:
Divestiture of generation assets	-	156.2
Sales of marketable securities, net of purchases	3.3	13.7
Sales of other investments, net of purchases	(9.2)	(22.3)
Net other investing activities	(2.6)	1.3
Net Cash (Used By) From Investing Activities	(63.0)	29.9
FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(28.2)	(41.5)
Redemption of preferred stock	-	(5.5)
Reacquisition of the Company's common stock	(2.2)	(41.5)
Reacquisition of debt	(99.8)	(529.8)
Issuances of debt	139.6	36.7
Net other financing activities	.3	-
Net Cash From (Used By) Financing Activities	9.7	(581.6)

Net Decrease In Cash and Cash Equivalents	(64.0)	(790.5)
Cash and Cash Equivalents at Beginning of Year	515.5	1,864.6
CASH AND CASH EQUIVALENTS AT END OF YEAR	$451.5	$ 1,074.1

Cash paid for interest (net of capitalized interest of $.1 and $1.4) and income taxes:
Interest	$ 45.7	$ 68.3
Income taxes	$ 6.8	$ 850.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For additional information, other than the information discussed in the
Notes to Consolidated Financial Statements section herein, refer to Item 8.
Financial Statements and Supplementary Data of the Company's 2001 Form 10-K.

(1)     Organization and Segment Information

Organization

     Potomac Electric Power Company (Pepco or the Company) is engaged in three principal lines of business. These business lines consist of (1) the provision of regulated electric utility transmission and distribution services in the Washington, D.C. (D.C.) metropolitan area, (2) the management of a diversified financial investments portfolio and (3) the supply of energy products and services in competitive retail markets. The Company's regulated electric utility activities are referred to herein as the "Utility" or
"Utility Operations," and its financial investments and competitive energy activities are referred to herein as its "Competitive Operations." The
Company's wholly owned unregulated subsidiary, POM Holdings, Inc. (PHI), formerly Pepco Holdings, Inc., is the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy
Services, Inc. (Pepco Energy Services). The Company's financial investment portfolio is managed by PCI and its competitive energy products and services are provided by Pepco Energy Services. Additionally, the Company has a
wholly owned Delaware statutory business trust, Potomac Electric Power
Company Trust I, and a wholly owned Delaware Investment Holding Company,
Edison Capital Reserves Corporation.

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

     After the closing of the acquisition of Conectiv, Pepco and Conectiv will become subsidiaries of a new holding company, to be called Pepco
Holdings, Inc. (formerly New RC, Inc.). The Utility Operations of the merged company will have more than twice the Company's current customer base, serving more than 1.8 million electric and gas customers in Maryland, the
District of Columbia, Virginia, Delaware and New Jersey. The acquisition will also create an expanded market serving a 10,000 square-mile service territory in a growing region with 4 million in population and will deliver more than 46,000 gigawatt-hours of electricity annually. The new company will be the largest owner of transmission in the Pennsylvania/New
Jersey/Maryland power pool (PJM). The combination, which will be accounted for as a purchase of Conectiv by Pepco, has received approval from both companies' shareholders, from the Delaware, District of Columbia, Maryland,
Pennsylvania and Virginia Public Service Commissions, and from the Federal
Energy Regulatory Commission; antitrust clearance has been received under the
Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close during the second or third quarter of 2002 pending receipt of regulatory approvals from the SEC and from New Jersey, where a settlement agreement among the major parties has been filed. At March 31, 2002, the
Company has deferred approximately $12.5 million in merger acquisition costs.

Segment Information

     The Company has identified the Utility's operations including the Trust
(Utility Segment) and PHI's operations (Competitive Segment) as its two reportable segments. The following tables present condensed financial information for the three months ended March 31, 2002 and 2001, respectively.
		Competitive Segment
	Utility	PCI	Pepco Energy Services	Total	(A) Elimi- nations	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
March 31, 2002
Operating Revenue	$316.1	$ 28.6	$ 157.1	$185.7	$(2.6)	$499.2
Operating Expenses
Fuel and Purchased Energy	132.2	-	133.5	133.5	-	265.7
Other Operation and Maintenance	53.1	11.0	25.7	36.7	(2.6)	87.2
Depreciation and Amortization	35.8	.7	1.4	2.1	-	37.9
Other Taxes	45.5	-	-	-	-	45.5
Total Operating Expenses	266.6	11.7	160.6	172.3	$(2.6)	436.3
Operating Income	49.5	16.9	(3.5)	13.4	-	62.9
Other (Expenses) Income
Interest and Dividend Income	3.8	2.5	-	2.5	-	6.3
Interest Expense	(20.8)	(10.6)	-	(10.6)	-	(31.4)
Loss from Equity Investments, Principally a Telecommunication Entity	-	(.6)	.2	(.4)	-	(.4)
Other Income	.6	-	-	-	-	.6
Total Other (Expenses) Income	(16.4)	(8.7)	.2	(8.5)	-	(24.9)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	-	2.3
Income Tax Expense (Benefit)	12.7	(.4)	(1.2)	(1.6)	-	11.1
Net Income (Loss)	$ 18.1	$ 8.6	$ (2.1)	$ 6.5	-	$ 24.6

(A)	Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.

	Competitive Segment
	Utility Segment	PCI	Pepco Energy Services	Total	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
March 31, 2001
Operating Revenue	$446.9(A)	$28.9	$135.2	$164.1	$611.0(A)
Operating Expenses
Fuel and Purchased Energy	188.8	-	102.9	102.9	291.7
Other Operation and Maintenance	50.8	14.4	26.1	40.5	91.3
Depreciation and Amortization	34.4	6.1	1.5	7.6	42.0
Other Taxes	53.2	-	-	-	53.2
Total Operating Expenses	327.2	20.5	130.5	151.0	478.2
Operating Income (Loss)	119.7	8.4	4.7	13.1	132.8
Other (Expenses) Income
Interest and Dividend Income	26.3	4.5	-	4.5	30.8
Interest Expense (Benefit)	(34.7)	(11.2)	(.2)	(11.4)	(46.1)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(6.6)	.3	(6.3)	(6.3)
Other Income	2.3	.3	-	.3	2.6
Total Other (Expenses) Income	(6.1)	(13.0)	.1	(12.9)	(19.0)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	2.3
Income Tax Expense (Benefit)	47.5	(3.1)	2.2	(.9)	46.6
Net Income (Loss)	$ 63.8(B)	$(1.5)	$ 2.6	$ 1.1	$ 64.9(B)

(A) Includes pre-tax gain of $50.2 million from the divestiture of Conemaugh.
(B) Includes after-tax gain of $22.4 million from the divestiture of Conemaugh.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

     The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2001 Form 10-K.
Certain prior period amounts have been reclassified in order to conform to the current period presentation.

     The accompanying consolidated financial statements present the financial results of the Company and its wholly owned subsidiaries. All intercompany balances and transactions with wholly owned subsidiaries have been eliminated. Investments in entities in which the Company has a 20% to 50%
interest are accounted for using the equity method.

Accounts Receivable and Allowance for Uncollectible Accounts

     The Company's accounts receivable balance consists of customer accounts receivable, other accounts receivable, and accrued unbilled revenue. Accrued unbilled revenue represents revenue earned in the current period but not billed to the customer until a future date, usually within one month.
Receivables from the Company's wholly owned subsidiaries are eliminated in consolidation. The Company uses the allowance method to account for uncollectible accounts receivable.

(3)   Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company adopted the provisions of Statement of
Financial Accounting Standards No. 133 (SFAS 133) entitled "Accounting for
Derivative Instruments and Hedging Activities." Specifically, PCI has
entered into interest rate swap agreements for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt issued under its Medium Term Note (MTN) program. PCI currently hedges
100% of its variable rate debt and approximately 19% of its fixed rate debt for the MTN program. In accordance with the terms of the swap agreements,
PCI receives or pays the net difference between interest payments and the rates from its swap counterparties, thereby minimizing its interest expense and cash flow variations.

     Pepco Energy Services purchased natural gas futures contracts to hedge price risk in connection with the purchase of physical natural gas for delivery to customers in future months. Pepco Energy Services accounts for its natural gas futures contracts as cash flow hedges of forecasted transactions. As of March 31, 2002, PHI had issued $231.4 million and PCI had issued $67.4 million of guarantees on contracts between Pepco Energy
Services and third parties. Both PHI and PCI believe that they will not have to perform under these agreements, because the method of default by Pepco
Energy Services is remote.

     On the date of adoption, PHI formally designated its interest rate swap agreements as both cash flow hedge and fair value hedge instruments which, for accounting purposes, are measured at fair market value and recorded as liabilities in the Company's consolidated balance sheet. The effective portion of the change in fair value of the interest rate swaps, designated as cash flow hedges, and natural gas futures, are reported as a component of
Accumulated Other Comprehensive Income (AOCI). As a yield adjustment is realized, the related amounts reflected in AOCI are subsequently reclassified into interest expense. The gain or loss on the fair value hedge is recognized in earnings by calculating the change in the fair value of the interest rate swap and the change in the fixed rate debt obligation.

     Management at PCI and Pepco Energy Services assesses interest rate and gas price risks by continually identifying and monitoring changes in the marketplace that may adversely impact expected future cash flows and by evaluating hedging opportunities.

     On January 1, 2001, PHI recorded an after-tax adjustment of $33 thousand to AOCI for the purposes of recognizing the fair value of interest rate swaps designated as cash flow hedges. A similar adjustment was not required for the fair value hedges and natural gas futures as they did not exist at that date. AOCI is adjusted monthly for changes in the fair value of the interest rate swaps designated as cash flow hedges and natural gas futures. During the three months ended March 31, 2002 and 2001, PHI recorded a loss of $.4 million and a gain of $.1 million, respectively, as a result of the change in the fair value of its cash flow hedges. As of March 31, 2002, PCI recorded
$3.5 million as an interest rate swap liability classified as deferred credits - other and Pepco Energy Services recorded $2.2 million as commodity assets included in accounts receivable. As of December 31, 2001, PCI recorded $2.9 million as an interest rate swap liability classified as deferred credits - other and Pepco Energy Services recorded $1.6 million as purchase commitments included in accounts payable and accrued payroll.

     PCI's cash flow hedges expire on March 24, 2004 and August 22, 2005.
PCI's fair value hedge expires on December 5, 2008. The expiration dates of these instruments coincide with the maturity dates of the MTNs to which the swaps relate. Pepco Energy Services' natural gas futures contracts expire at various dates that coincide with the timing of delivery to customers.

     Through the year ended March 31, 2003, approximately $2.8 million of losses in AOCI related to the interest rate swaps and natural gas futures contracts are expected to be reclassified into income as a yield or price adjustment of the hedged items.

     The Company's components of comprehensive income are net income, unrealized losses on marketable securities and unrealized losses on derivative instruments. A detail of comprehensive income is as follows:
	For the Three Months Ended March 31,
	2002	2001
(Unaudited, In Millions of Dollars)
Net Income	$24.6	$64.9

Other Comprehensive Income:
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gains (losses) arising during period	4.2	(1.2)
Add: loss included in net income	.4	-
Net unrealized gains (losses) on derivative instruments	4.6	(1.2)
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during period	4.2	(.4)
Less: gain and add (loss) included in net income	.1	(.2)
Net unrealized gains (losses) on marketable securities	4.1	(.6)
Other comprehensive income (loss), before tax	8.7	(1.8)
Income tax expense (benefit)	3.0	(.6)
Other comprehensive income (loss), net of tax	5.7	(1.2)
Comprehensive Income	$30.3	$63.7

(4)   Treasury Stock Transactions

     The Company has a plan to repurchase its common stock in the open market or in privately negotiated transactions as determined by management depending on market conditions. At March 31, 2002, the Company held 11.4 million shares in treasury at a total cost of approximately $280.3 million, which is reflected as a reduction to shareholders' equity on the accompanying consolidated balance sheets.

(5)   Commitments and Contingencies

Regulatory Contingencies

     The Company has credited approximately $188.6 million to Maryland customers as their portion of divestiture gainsharing. The Maryland
Commission has instituted a case to determine whether additional bill credits should be provided to the Maryland customers. Hearings in this case were held on March 19, 2002 before a Hearing Examiner and the case is now in the briefing stage, with final briefs due on May 14, 2002.

     The Company has credited approximately $50.1 million to D.C. customers as their portion of divestiture gainsharing. The District of Columbia
Commission has instituted a case to determine whether additional bill credits should be provided to the District of Columbia customers. Hearings in the case are scheduled for June 26-27, 2002, with final briefs due on July 24,
2002.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q, including the report of
PricewaterhouseCoopers LLP on review of unaudited interim financial information dated May 10, 2002 will automatically be incorporated by reference in the Prospectuses constituting parts of the Company's
Registration Statements on Form S-3 (Number 33-58810) and Forms S-8 (Numbers
33-36798, 33-53685, 33-54197, 333-56683 and 333-57221), and under Pepco
Holdings, Inc.'s (formerly New RC, Inc.) Registration Statement on Form S-4
(Number 333-57042), filed under the Securities Act of 1933. Such report of
PricewaterhouseCoopers LLP, however, is not a "report" or "part of the
Registration Statement" within the meaning of Sections 7 and 11 of the
Securities Act of 1933 and the liability provisions of Section 11(a) of such
Act do not apply.

                       Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheet of Potomac
Electric Power Company and its subsidiaries (the Company) as of March 31,
2002 and 2001, and the related consolidated statements of earnings and retained income and the consolidated statement of cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings and retained income, and consolidated statement of cash flows for the year then ended (not presented herein), and in our report dated January 18, 2002, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
May 10, 2002

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     For additional information, other than the information disclosed in the
Management's Discussion and Analysis of Consolidated Results of Operations
and Financial Condition section herein, refer to Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations of
the Company's 2001 Form 10-K.

Safe Harbor Statements

     In connection with the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this report on
Form 10-Q. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical facts and may be forward-
looking.

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

-	Changes in and compliance with environmental and safety laws and policies;
-	Weather conditions;
-	Population growth rates and demographic patterns;
-	Competition for retail and wholesale customers;
-	The potential negative impact resulting from the economic downturn on competition;
-	Growth in demand, sales and capacity to fulfill demand;
-	Changes in tax rates or policies or in rates of inflation;
-	Changes in projects costs;
-	Unanticipated changes in operating expenses and capital expenditures;
-	Capital market conditions;
-	Competition for new energy development opportunities and other opportunities;
-	Legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company;
-	Pace of entry into new markets;
-	Time and expense required for building out the planned Starpower network;
-	Success in marketing services;
-	Possible development of alternative telecommunication technologies; and
-	The ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices.

     Any forward-looking statements speak only as of May 10, 2002, and the
Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-
looking statement.

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING REVENUE

Utility

     The decrease in Utility operating revenue for the three month period ended March 31, 2002, compared to the corresponding period in 2001, is primarily attributable to milder weather during 2002. Heating degree days were 14% below normal during the period and, in addition, measures of temperature below 35 degrees Fahrenheit were 40% below the same period last year. With normalized sales, Utility earnings per share for the 2002 quarter would have been approximately 7 cents higher.

     The decrease in operating revenue during the 2002 quarter also results from the fact that a gain of $50.2 million was recorded in January 2001 on the sale of the Company's 9.72 percent interest in the Conemaugh Generating
Station (Conemaugh).

Competitive Operations

     Competitive operating revenue increased for the three month period ended
March 31, 2002 primarily due to the continued growth of Pepco Energy
Services' commodity businesses.

OPERATING EXPENSES

     Consolidated operating expenses decreased during the three months ended
March 31, 2002, compared to the corresponding period in 2001, primarily due to a decrease in the Utility's fuel and purchased energy expense as a result of the sale of its interest in Conemaugh in January 2001, partially offset by an increase in Pepco Energy Services' fuel and purchased energy expense over this period. Additionally, decreases in other operation and maintenance expense and depreciation expenses at PCI and PES were partially offset by increases in these expenses at the Utility.

OTHER INCOME (EXPENSES)

Interest and Dividend Income

     The decrease in interest and dividend income during the three month period ended March 31, 2002, compared to the corresponding period last year, primarily resulted from the fact that there were less divestiture proceeds invested in 2002. These proceeds, which were invested during the first quarter of last year, were subsequently used during 2001 and into 2002 to pay income taxes associated with the divestitures, to reduce long-term debt, to buy back common stock, and to satisfy divestiture customer sharing commitments.

Interest Expense

     The decrease in interest expense in the three month period ended
March 31, 2002, compared to the corresponding prior period, primarily resulted from a reduction in the level of the Company's debt outstanding.
A portion of the proceeds from the divestiture of the generation assets in December 2000 was used to retire debt.

Loss from Equity Investments, Principally a Telecommunication Entity

     This amount represents the Company's share of the pre-tax income or loss from entities in which it has a 20% to 50% equity investment. The Company's most significant equity investment is the joint venture known as Starpower
Communications, LLC (Starpower) that was formed in 1997 between wholly owned subsidiaries of PCI and RCN Corporation. Additionally, this line item includes income from Pepco Energy Services' 50% share of the operations of
Viron/Pepco Services, Inc. that was created to provide energy-savings performance contracting services to the Military District of Washington.

     Through March 31, 2002, Starpower has built sufficient advanced fiber-
optic network to cumulatively reach approximately 193,000 On-network households which is unchanged since December 31, 2001. The customer subscriber services base is composed of customers served by Starpower's advanced fiber-optic network (On-network) and off of other networks ahead of
Starpower's build-out (Off-network). The On-network customer subscriber services include cable television, local and long distance telephone and high-speed Internet customer services and totaled approximately 80,000 as of
March 31, 2002, compared to approximately 72,000 at December 31, 2001. The
Off-network customer subscriber services include dial-up Internet and resale local and long distance telephone and totaled approximately 175,000 as of
March 31, 2002, compared to approximately 184,000 at December 31, 2001. The decline in off-network customer subscriber services over the past year is principally due to the loss of dial-up Internet customers as a result of competition from free dial-up Internet service providers. Total customer subscriber services including cable television, local and long distance telephone and Internet subscribers were approximately 255,000 as of March 31,
2002, compared to approximately 256,000 as of December 31, 2001.

     For the three months ended March 31, 2002, the Loss from Equity
Investments amount decreased compared to the corresponding period last year primarily due to the fact that Starpower's business continued to grow and mature from a startup operation. PCI anticipates that Starpower will continue to incur losses for at least the remainder of 2002 as it further expands its customer base. At March 31, 2002, PCI has a net investment of
$149.5 million in Starpower.

INCOME TAX EXPENSE

     Income tax expense decreased for the three months ended March 31, 2002, compared to the corresponding period in 2001, primarily due to the fact that the prior year quarter includes taxes associated with the gain on the divestiture of Conemaugh. The Utility's decrease in operating income over the period also contributed to the decrease.

CAPITAL RESOURCES AND LIQUIDITY

Construction Expenditures

     Construction expenditures totaled $54.5 million for the three months ended March 31, 2002 and are projected to total $169.8 million for the year ended December 31, 2002. For the five-year period 2002-2006, Utility construction expenditures are projected to total $833.7 million. These expenditures will be funded through cash provided from operations or through funds received from the issuance of short term debt.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to Item 7A. Quantitative and Qualitative Disclosures About Market
Risk of the Company's 2001 Form 10-K.

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Refer to Item 3. Legal Proceedings of the Company's 2001 Form 10-K.

Item 5.    OTHER INFORMATION

Customer Migration

     As discussed in Item 7. Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition of the Company's
2001 Form 10-K, retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C.
customers on January 1, 2001. At March 31, 2002, 13% of the Utility's
Maryland customers and 6% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,048 megawatts of load in Maryland and 1,117 megawatts of load in D.C. At March 31, 2002, a portion of these
Maryland and D.C. customers were provided service by Pepco Energy
Services, as Pepco Energy Services signed up 278 megawatts (8.3%) of the
Maryland load and 533 megawatts (22.9%) of load in D.C.

Item 5.    OTHER INFORMATION - Continued
Statistical Data
	Three Months Ended March 31,
	2002		2001	% Change
Operating Revenue	(Millions of Dollars)
Electric Revenue *	$305.4		$384.8		(20.6)
Other	10.7		11.9		(10.1)
Total Utility Operating Revenue	316.1		396.7		(20.3)
Competitive Operating Revenue	183.1		164.1		11.6
Gain on Divestiture of Generation Assets	-		50.2		(100.0)
Total Operating Revenue	$499.2		$611.0		(18.3)
Distribution Deliveries by Class of Service
Residential	$ 41.3		$ 54.8		(24.6)
General Service	89.4		89.9		(0.6)
Large Power Service **	1.3		1.1		18.2
Street Lighting	2.4		2.4		-
Metro	2.3		2.0		15.0
Wholesale	0.1		0.1		-
System	$136.8		$150.3		(9.0)
Distribution Deliveries Sales (Millions of KWH)
Residential	1,610		2,157		(25.4)
General Service	3,963		3,803		4.2
Large Power Service **	165		134		23.1
Street Lighting	49		49		-
Metro	118		99		19.2
Wholesale	1		1		-
System	5,906		6,243		(5.4)
Average System Revenue per KWH (Cts./KWH)
Delivered	2.32	Cts.	2.41	Cts.	(3.7)

Equity Per Common Share: $17.00 and $16.89 at March 31, 2002 and 2001, respectively.
Weather Data
Heating Degree Days	1,870		2,238
20 Year Average	2,174		2,168
Cooling Degree Hours	2		-
20 Year Average	12		12
Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).
Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).
* Consists of Distribution, Transmission, and SOS revenue.
** Large Power Service customers are served at high voltage of 66KV or higher.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re: unaudited interim financial information - filed herewith.
(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on January 24, 2002, which included the Company's Press Release dated as of January 24, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on January 25, 2002, providing detailed financial information and audited consolidated financial statements of the Company. The item reported on such Form 8-K was Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on January 25, 2002, which included the Company's corrected Press Release dated as of January 25, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Potomac Electric Power Company Registrant By A.W. WILLIAMS A. W. Williams Senior Vice President and Chief Financial Officer

May 10, 2002
    Date

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31, 2002, and for each of the years 2001 through 1997, on the basis of Utility operations only, are as follows:

                                Twelve
                             Months Ended      For the Year Ended December 31,
                            March 31, 2002   2001    2000    1999    1998    1997
                                                (Dollar Amounts in Millions)

Net income	$148.5	$194.2	$348.9	$228.0	$211.2	$164.7
Taxes based on income	88.0	130.9	352.9	142.6	131.0	97.5

Income before taxes	236.5	325.1	701.8	370.6	342.2	262.2

Fixed charges:
Interest charges	98.6	112.5	170.1	156.1	151.8	146.7
Interest factor in rentals	24.1	23.4	23.2	23.4	23.8	23.6

Total fixed charges	122.7	135.9	193.3	179.5	175.6	170.3

Income before income taxes and fixed charges	$359.2	$461.0	$895.1	$550.1	$517.8	$432.5

Coverage of fixed charges	2.93	3.39	4.63	3.06	2.95	2.54

Preferred dividend requirements	$5.0	$5.0	$5.5	$8.9	$18.0	$16.5

Ratio of pre-tax income to net income	1.59	1.67	2.01	1.63	1.62	1.59

Preferred dividend factor	$ 8.0	$ 8.4	$ 11.1	$ 14.5	$ 29.2	$ 26.2

Total fixed charges and preferred dividends	$130.7	$144.3	$204.4	$194.0	$204.8	$196.5

Coverage of combined fixed charges and preferred dividends	2.75	3.20	4.38	2.84	2.53	2.20

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended March 31,
2002, and for each of the years 2001 through 1997, on a consolidated basis, are as follows.

                                Twelve
                             Months Ended      For the Year Ended December 31,
                            March 31, 2002   2001    2000    1999    1998    1997
                                                (Dollar Amounts in Millions)
Net income*	$146.1	$192.3	$369.1	$256.7	$234.8	$179.8
Taxes based on income	40.0	83.5	341.2	114.5	122.3	65.6

Income before taxes	186.1	275.8	710.3	371.2	357.1	245.4

Fixed charges:
Interest charges	150.7	166.4	230.7	208.7	208.6	216.1
Interest factor in rentals	24.4	23.8	23.6	23.8	24.0	23.7

Total fixed charges	175.1	190.2	254.3	232.5	232.6	239.8

Competitive subsidiary capitalized interest	(1.4)	(2.7)	(3.9)	(1.8)	(0.6)	(0.5)

Income before income taxes and fixed charges	$359.8	$463.3	$960.7	$601.9	$589.1	$484.7

Coverage of fixed charges	2.05	2.44	3.78	2.59	2.53	2.02

Preferred dividend requirements	$ 5.0	$ 5.0	$ 5.5	$ 8.9	$ 18.0	$ 16.5

Ratio of pre-tax income to net income	1.27	1.43	1.92	1.45	1.52	1.36

Preferred dividend factor	$ 6.4	$ 7.2	$10.6	$12.9	$27.4	$22.4

Total fixed charges and preferred dividends	$181.5	$197.4	$264.9	$245.4	$260.0	$262.2

Coverage of combined fixed charges and preferred dividends	1.98	2.35	3.63	2.45	2.27	1.85
* Adjusted to remove the impact of POM's loss from equity investment amounts.

                                                                  Exhibit 15

May 10, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Commissioners:

We are aware that our report dated May 10, 2002 on our review of interim financial information of the Potomac Electric Power Company (the "Company")
as of and for the period ended March 31, 2002 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the Registration
Statements on Forms S-8 (Numbers 33-36798, 33-53685, 33-54197, 333-56683, and
333-57221) dated September 12, 1990, May 18, 1994, June 17, 1994, June 12,
1998 and June 19, 1998, respectively, on Form S-3 (Number 33-58810) dated
February 26, 1993 of Potomac Electric Power Company and on Form S-4 (Number
333-57042) of Pepco Holdings, Inc. (formerly New RC, Inc.) dated March 14,
2001.

Very truly yours,

PricewaterhouseCoopers LLP