Form 10-Q
period 2002-06-30
POTOMAC ELECTRIC POWER CO
filed 2002-08-09
CIK 79732

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			June 30, 2002

Commission File Number			1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)			53-0127880 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at June 30, 2002
Common Stock, $1 par value		107,125,976

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
(Millions, except per share data)
Operating Revenue
Utility	$390.8	$468.0	$ 706.9	$ 864.7
Competitive	203.0	154.5	385.7	318.6
Gain on divestiture of generation assets	-	-	-	50.2
Total Operating Revenue	593.8	622.5	$1,092.6	1,233.5
Operating Expenses
Fuel and purchased energy	320.8	340.4	586.4	632.2
Other operation and maintenance	84.5	94.9	171.9	186.2
Depreciation and amortization	38.0	42.0	75.9	83.9
Other taxes	48.7	45.7	94.2	90.8
Impairment loss	2.4	-	2.4	-
Total Operating Expenses	494.4	523.0	930.8	993.1
Operating Income	99.4	99.5	161.8	240.4
Other Income (Expenses)
Interest and dividend income	8.9	15.7	15.6	46.4
Interest expense	(32.0)	(41.4)	(63.4)	(87.5)
Loss from Equity Investments, principally a Telecommunication Entity	(.9)	(4.2)	(1.2)	(10.5)
Other income	(1.0)	1.5	(.5)	4.1
Total Other Expenses	(25.0)	(28.4)	(49.5)	(47.5)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	4.6	4.6

Income Tax Expense	25.1	19.3	36.2	73.9

Net Income	47.0	49.5	71.5	114.4

Dividends on Preferred Stock	1.3	1.3	2.5	2.5

Earnings Available for Common Stock	$45.7	$48.2	$69.0	$111.9

Retained Income at Beginning of Period	$969.5	$946.4	$967.4	$929.7
Dividends on Common Stock	(26.7)	(26.9)	(53.6)	(72.7)
Other Comprehensive Loss, Net of Tax	(6.7)	(2.4)	(1.0)	(3.6)
Retained Income, net of other comprehensive loss, net of tax, at End of Period	$981.8	$965.3	$981.8	$965.3

Basic Average Common Shares Outstanding	107.1	108.3	107.1	109.4
Basic Earnings Per Share of Common Stock	$ .43	$ .45	$ .64	$1.02
Diluted Average Common Shares Outstanding	107.1	108.3	107.1	110.0
Diluted Earnings Per Share of Common Stock	$ .43	$ .45	$ .64	$1.02
Cash Dividends Per Share of Common Stock	$ .25	$ .25	$ .50	$.665
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2002)
	June 30, 2002	December 31, 2001

ASSETS	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 488.8	$ 515.5
Marketable securities	163.7	161.2
Accounts receivable, less allowance for uncollectible accounts of $4.9 and $9.5	455.0	401.2
Fuel, materials and supplies - at average cost	38.5	37.8
Prepaid expenses and other	31.3	24.2
Total Current Assets	1,177.3	1,139.9
INVESTMENTS AND OTHER ASSETS
Investment in finance leases	870.9	736.0
Operating lease equipment - net of accumulated depreciation of $.8 and $123.6, respectively	1.7	4.6
Regulatory assets, net	-	14.3
Other	658.6	637.7
Total Investments and Other Assets	1,531.2	1,392.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,465.3	4,361.9
Accumulated depreciation	(1,679.6)	(1,608.5)
Net Property, Plant and Equipment	2,785.7	2,753.4
TOTAL ASSETS	$5,494.2	$5,285.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$ 518.6	$ 458.2
Accounts payable and accrued payroll	242.1	224.1
Capital lease obligations due within one year	15.6	15.2
Interest and taxes accrued	92.2	92.6
Other	177.8	175.3
Total Current Liabilities	1,046.3	965.4
DEFERRED CREDITS
Regulatory liabilities, net	10.3	-
Income taxes	665.8	501.6
Investment tax credits	23.7	24.7
Other	36.4	38.8
Total Deferred Credits	736.2	565.1

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,666.5	1,722.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	49.5	49.5
Total Preferred Stock	84.8	84.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $1 par value - authorized 200,000,000 shares, issued 118,544,883 shares	118.5	118.5
Premium on stock and other capital contributions	1,028.4	1,028.3
Capital stock expense	(13.0)	(12.9)
Accumulated other comprehensive loss	(7.7)	(6.7)
Retained income	989.5	974.1
	2,115.7	2,101.3

Less cost of shares of common stock in treasury (11,418,907 shares and 11,323,707 shares, respectively)	(280.3)	(278.1)

Total Shareholders' Equity	1,835.4	1,823.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,494.2	$5,285.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,

	2002	2001
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 71.5	$ 114.4
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	75.9	83.9
Gain on divestiture of generation assets	-	(50.2)
Impairment loss	2.4	-
Changes in:
Accounts receivable and unbilled revenue	(53.8)	36.7
Regulatory assets, net	35.4	(101.8)
Prepaid expenses	(7.1)	404.5
Accounts payable and accrued payroll	18.0	(38.4)
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	135.8	(702.9)
Net other operating activities, including divestiture related items in 2001	(26.3)	(24.9)
Net Cash From (Used By) Operating Activities	251.8	(278.7)
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(103.4)	(108.0)
Proceeds from/changes in:
Divestiture of generation assets	-	156.2
Purchase of leveraged leases	(111.6)	-
Sales of marketable securities, net of purchases	1.4	21.9
Purchases of other investments, net of sales	(15.1)	(32.7)
Net other investing activities	5.0	(7.1)
Net Cash (Used By) From Investing Activities	(223.7)	30.3
FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(56.1)	(75.2)
Redemption of preferred stock	-	(5.5)
Reacquisition of the Company's common stock	(2.2)	(61.7)
Issuances of debt, net of reacquisitions	4.5	(675.5)
Net other financing activities	(1.0)	5.8
Net Cash Used By Financing Activities	(54.8)	(812.1)

Net Decrease In Cash and Cash Equivalents	(26.7)	(1,060.5)
Cash and Cash Equivalents at Beginning of Period	515.5	1,864.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 488.8	$ 804.1

Cash paid for interest (net of capitalized interest of $- and $3.8) and income taxes:
Interest	$65.3	$ 89.0
Income taxes	$75.0	$ 799.7

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
Financial Statements and Supplementary Data of the Company's 2001 Form 10-K.

(1)     Organization and Segment Information

Organization

     On February 12, 2001, Potomac Electric Power Company (Pepco or the
Company) and Conectiv announced that each company's board of directors approved an agreement for a strategic transaction whereby Pepco would acquire
Conectiv for a combination of cash and stock valued at approximately $2.2 billion. After the closing of the acquisition on August 1, 2002, Pepco and
Conectiv became subsidiaries of a new holding company, Pepco Holdings, Inc.
(Pepco Holdings, formerly New RC, Inc.)

     Until August 1, 2002, Pepco was engaged in three principal lines of business. These business lines consisted of (1) the provision of regulated electric utility transmission and distribution services in the Washington,
D.C. (D.C.) metropolitan area, (2) the management of a diversified financial investments portfolio and (3) the supply of energy products and services in competitive retail markets. The Company's regulated electric utility activities are referred to herein as the "Utility" or "Utility Operations,"
and its financial investments and competitive energy activities are referred to herein as its "Competitive Operations." The Company's wholly owned unregulated subsidiary, POM Holdings, Inc. (POM) was the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI)
and Pepco Energy Services, Inc. (Pepco Energy Services). The Company's
financial investment portfolio was managed by PCI and its competitive energy products and services were provided by Pepco Energy Services. After the merger, the stock of PCI and Pepco Energy Services was distributed as a dividend to Pepco's new parent company, Pepco Holdings, which resulted in
Pepco Holdings becoming the new parent company of PCI and Pepco Energy
Services as well. Additionally, the Company has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I, and a wholly owned Delaware Investment Holding Company, Edison Capital Reserves
Corporation.

Segment Information

     The Company has identified the Utility's operations (Utility Segment)
and POM's operations (Competitive Segment) as its two reportable segments.
The following tables present condensed financial information for the three and six months ended June 30, 2002 and 2001, respectively.

		Competitive Segment
	Utility	PCI	Pepco Energy Services	Total	(A) Elimi- nations	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2002
Operating Revenue	$390.8	$ 22.1	$ 183.5	$205.6	$(2.6)	$593.8
Operating Expenses
Fuel and Purchased Energy	170.3	-	150.5	150.5	-	320.8
Other Operation and Maintenance	51.5	8.3	27.3	35.6	(2.6)	84.5
Depreciation and Amortization	36.0	.7	1.3	2.0	-	38.0
Other Taxes	48.7	-	-	-	-	48.7
Impairment loss	-	2.4	-	2.4	-	2.4
Total Operating Expenses	306.5	11.4	179.1	190.5	$(2.6)	494.4
Operating Income	84.3	10.7	4.4	15.1	-	99.4
Other (Expenses) Income
Interest and Dividend Income	4.0	4.7	.2	4.9	-	8.9
Interest Expense	(21.2)	(10.7)	(.1)	(10.8)	-	(32.0)
Loss from Equity Investments, Principally a Telecommunication Entity	-	(1.2)	.3	(.9)	-	(.9)
Other Income	(.8)	(.2)	-	(.2)	-	(1.0)
Total Other (Expenses) Income	(18.0)	(7.4)	.4	(7.0)	-	(25.0)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	-	2.3
Income Tax Expense (Benefit)	24.5	(1.1)	1.7	.6	-	25.1
Net Income	$ 39.5	$ 4.4	$ 3.1	$ 7.5	-	$ 47.0

	Competitive Segment
	Utility Segment	PCI	Pepco Energy Services	Total	(A) Elimi- nations	Total Pepco
Three Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2001
Operating Revenue	$468.0	$20.7	$133.8	$154.5	-	$622.5
Operating Expenses
Fuel and Purchased Energy	235.8	-	104.6	104.6	-	340.4
Other Operation and Maintenance	53.6	14.7	26.6	41.3	-	94.9
Depreciation and Amortization	34.7	5.6	1.7	7.3	-	42.0
Other Taxes	45.7	-	-	-	-	45.7
Total Operating Expenses	369.8	20.3	132.9	153.2	-	523.0
Operating Income	98.2	.4	.9	1.3	-	99.5
Other (Expenses) Income
Interest and Dividend Income	11.3	3.4	1.0	4.4	-	15.7
Interest Expense	(30.0)	(11.4)	-	(11.4)	-	(41.4)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(4.6)	.4	(4.2)	-	(4.2)
Other Income	1.5	-	-	-	-	1.5
Total Other (Expenses) Income	(17.2)	(12.6)	1.4	(11.2)	-	(28.4)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	-	-	2.3
Income Tax Expense (Benefit)	31.9	(13.5)	.9	(12.6)	-	19.3
Net Income	$ 46.8	$ 1.3	$ 1.4	$ 2.7	-	$ 49.5

(A)						Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.
		Competitive Segment
	Utility	PCI	Pepco Energy Services	Total	(A) Elimi- nations	Total Pepco
Six Months Ended:	(Unaudited, In Millions of Dollars)
June 30, 2002
Operating Revenue	$706.9	$ 50.6	$ 340.3	$390.9	$(5.2)	$1,092.6
Operating Expenses
Fuel and Purchased Energy	302.5	-	283.9	283.9	-	586.4
Other Operation and Maintenance	104.6	19.4	53.1	72.5	(5.2)	171.9
Depreciation and Amortization	71.8	1.4	2.7	4.1	-	75.9
Other Taxes	94.2	-	-	-	-	94.2
Impairment loss	-	2.4	-	2.4	-	2.4
Total Operating Expenses	573.1	23.2	339.7	362.9	$(5.2)	930.8
Operating Income	133.8	27.4	.6	28.0	-	161.8
Other (Expenses) Income
Interest and Dividend Income	7.8	7.3	.5	7.8	-	15.6
Interest Expense	(42.0)	(21.3)	(.1)	(21.4)	-	(63.4)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(1.7)	.5	(1.2)	-	(1.2)
Other Expense	(.3)	(.2)	-	(.2)	-	(.5)
Total Other (Expenses) Income	(34.5)	(15.9)	.9	(15.0)	-	(49.5)
Distributions on Preferred Securities of Subsidiary Trust	4.6	-	-	-	-	4.6
Income Tax Expense (Benefit)	37.2	(1.5)	.5	(1.0)	-	36.2
Net Income	$ 57.5	$ 13.0	$ 1.0	$ 14.0	-	$ 71.5

	Competitive Segment
	Utility Segment	PCI	Pepco Energy Services	Total	(A) Elimi- nations	Total Pepco
Six Months Ended:	Unaudited, In Millions of Dollars)
June 30, 2001
Operating Revenue	$914.9 (B)	$49.6	$269.0	$318.6	-	$1,233.5 (B)
Operating Expenses
Fuel and Purchased Energy	424.7	-	207.5	207.5	-	632.2
Other Operation and Maintenance	104.4	29.1	52.7	81.8	-	186.2
Depreciation and Amortization	69.0	11.7	3.2	14.9	-	83.9
Other Taxes	90.8	-	-	-	-	90.8
Total Operating Expenses	688.9	40.8	263.4	304.2	-	993.1
Operating Income	226.0	8.8	5.6	14.4	-	240.4
Other (Expenses) Income
Interest and Dividend Income	37.5	7.9	1.0	8.9	-	46.4
Interest Expense	(64.7)	(22.6)	(.2)	(22.8)	-	(87.5)
(Loss) Income from Equity Investments, Principally a Telecommunication Entity	-	(11.2)	.7	(10.5)	-	(10.5)
Other Income	3.9	.2	-	.2	-	4.1
Total Other (Expenses) Income	(23.3)	(25.7)	1.5	(24.2)		(47.5)
Distributions on Preferred Securities of Subsidiary Trust	4.6	-	-	-	-	4.6
Income Tax Expense (Benefit)	87.5	(16.7)	3.1	(13.6)	-	73.9
Net Income (Loss)	$110.6 (C)	$ (.2)	$ 4.0	$ 3.8	-	$ 114.4(C)

(A)  Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's
           10-story commercial office building. The lease commenced in June 2001.

(B)  Includes pre-tax gain of $50.2 million from the divestiture of Conemaugh

(C) Includes after-tax gain of $22.4 million from the divestiture of Conemaugh.

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

New Accounting Standards

Energy Trading Activities

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled
EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy
Trading and Risk Management Activities." EITF 02-3 addresses the presentation of revenue and expense associated with "energy trading book"
contracts on a gross vs. net basis. Previously, the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF, net presentation is required. EITF
02-3 is required to be implemented effective for the Company's third quarter
2002 reporting cycle. Pepco's Utility business does not enter into trading activities that are subject to the provisions of the pronouncement. However,
Pepco Energy Services, which was wholly owned by Pepco at June 30, 2002, does enter into such transactions and historically has classified these contracts on a gross basis. The Company is in the process of completing its evaluation of the extent of the revenue and expense reclassifications that will be required and expects that the implementation of EITF 02-3, including the reclassification of certain revenues and expenses, will not have an impact on its overall financial position or net results of operations.

Costs Associated with Exit or Disposal Activities

     On July 30, 2002, the Financial Accounting Standard Board issued SFAS
146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment.
SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the provisions of SFAS 146 in order to determine its impact on its financial position and results of operations.

(3)   Derivative Instruments and Hedging Activities

     PCI has entered into interest rate swap agreements for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt issued under its Medium Term Note (MTN) program. PCI currently hedges 100% of its variable rate debt and approximately 20% of its fixed rate debt for the MTN program. In accordance with the terms of the swap agreements, PCI receives or pays the net difference between interest payments and the rates from its swap counterparties, thereby minimizing its interest expense and cash flow variations.

     PCI formally designated its interest rate swap agreements as both cash flow hedge and fair value hedge instruments which, for accounting purposes, are measured at fair market value and recorded as liabilities in the
Company's consolidated balance sheets. The effective portion of the change in fair value of the interest rate swaps and natural gas futures, are reported as a component of Accumulated Other Comprehensive Income (AOCI). As
a yield adjustment is realized, the related amounts reflected in AOCI are subsequently reclassified into interest expense. The gain or loss on the fair value hedge is recognized in earnings by calculating the change in the fair value of the interest rate swap and the change in the fixed rate debt obligation. Pepco Energy Services purchased natural gas futures contracts to hedge price risk in connection with the purchase of physical natural gas for delivery to customers in future months. Pepco Energy Services accounts for its natural gas futures contracts as cash flow hedges of forecasted transactions.

     Management at PCI and Pepco Energy Services assess interest rate and natural gas price risks by continually identifying and monitoring changes in the marketplace that may adversely impact expected future cash flows and by evaluating hedging opportunities.

     AOCI is adjusted monthly for changes in the fair value of the interest rate swaps and natural gas futures. During the three months ended June 30,
2002 and 2001, POM recorded a loss of $63 thousand and $48 thousand, respectively, as a result of the change in the fair value of the cash flow hedge and fair value hedge. Also, during the six months ended June 30, 2002 and 2001, POM recorded a loss of $426 thousand and a gain of $5 thousand, respectively, as a result of the change in the fair value of its cash flow hedge and fair value hedge. As of June 30, 2002, PCI recorded $791 thousand as an interest rate swap asset and Pepco Energy Services recorded $2.5 million as sales commitments, both classified as other assets. As of
December 31, 2001, PCI recorded $2.9 million as an interest rate swap liability classified in other liabilities, and Pepco Energy Services recorded
$1.6 million as commodity liabilities included in accounts payable and other liabilities.

     PCI's interest rate swaps expire on March 24, 2004 and August 22, 2005.
PCI's fair value hedge expires on December 5, 2008. The expiration dates of these instruments coincide with the maturity dates of the MTNs to which the swaps relate. Pepco Energy Services' natural gas futures contracts expire at various dates that coincide with the timing of delivery to customers.

     Through the year ended June 30, 2003, approximately $1.8 million of income in AOCI related to the interest rate swaps and natural gas futures contracts is expected to be reclassified into income as a yield or price adjustment of the hedged items.

     In June 2002, Pepco Holdings entered into several treasury lock transactions with a cumulative notional amount of $1.25 billion, in anticipation of the issuance of several series of fixed rate debt starting from the end of July 2002. These treasury lock transactions, which have been designated as qualified cash flow hedges in accordance with the provisions of
SFAS 133, are intended to offset the changes in future cash flows attributable to fluctuations in interest rates. The fair value of the treasury locks resulted in a pre-tax loss of $10.4 million at June 30, 2002
($6.2 million after-tax), which is reported as a component of other comprehensive loss in the shareholders' equity section of the accompanying consolidated balance sheets and the pre-tax amount is recorded as a liability. Upon issuance of the debt the net gain or loss on the settlement of the treasury lock transactions will be amortized on Pepco Holdings'
consolidated statements of earnings and retained income over the life of the related debt. As discussed in Note (6) Subsequent Event, herein, the debt was not issued in July 2002. Pepco Holdings' management anticipates it will be issued at a later date.

     The Company's components of comprehensive income are net income, unrealized losses on marketable securities and unrealized losses on derivative instruments. A detail of comprehensive income is as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, (In Millions of Dollars)
Net Income	$47.0	$49.5	$71.5	$114.4
Other Comprehensive Income:
Unrealized (losses) gains on derivative instruments:
Net unrealized holding gains (losses) arising during period	(11.1)	.5	(7.0)	(.7)
Add: loss included in net income	-	-	(.4)	-
Net unrealized (losses) gains on derivative instruments	(11.1)	.5	(6.6)	(.7)
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during period	(.2)	(4.2)	3.9	(4.6)
Less: gain and add (loss) included in net income	.2	-	(.2)	.2
Net unrealized (losses) gains on marketable securities	-	(4.2)	4.1	(4.8)
Other comprehensive loss, before tax	(11.1)	(3.7)	(2.5)	(5.5)
Income tax benefit	(4.4)	(1.3)	(1.5)	(1.9)
Other comprehensive loss, net of tax	(6.7)	(2.4)	(1.0)	(3.6)
Comprehensive Income	$40.3	$47.1	$70.5	$110.8

(4)   Treasury Stock Transactions

     At June 30, 2002, the Company held 11.4 million shares in treasury at a total cost of approximately $280.3 million, which is reflected as a reduction to shareholders' equity on the accompanying consolidated balance sheets.

(5)   Commitments and Contingencies

Common Stock Dividend

     On July 8, 2002, the Executive Committee of Pepco's Board of Directors
declared a special dividend of $.00271739 per day per share of common stock for the period from July 1, 2002, through and including July 31, 2002 in connection with Pepco's merger with Conectiv. The $.00271739 per day rate applied to the entire quarter equals 25-cents per share. The total amount of the dividend was approximately $9 million.

Regulatory Contingencies

     Through June 30, 2002, the Company has credited approximately $187 million, including interest, to Maryland customers as their portion of divestiture gain sharing. The Maryland Commission has instituted a case to determine whether additional bill credits should be provided to the Maryland customers.

     Through June 30, 2002, the Company has credited approximately $52 million, including interest, to D.C. customers as their portion of divestiture gainsharing. The District of Columbia Commission has instituted a case to determine whether additional bill credits should be provided to the
District of Columbia customers.

(6)  Subsequent Event

     Due to unfavorable market conditions at July 31, 2002, Pepco Holdings did not proceed with the issuance of its series of fixed rate debt that were hedged by the treasury lock transactions. However, Pepco Holdings will continue to monitor market conditions and will complete the issuance at a later date. If the offering is not completed in a reasonable period, generally within 60 days, the treasury locks would be declassified as a hedge and therefore the accumulated other comprehensive loss or gain would be recognized immediately on Pepco Holdings' consolidated statement of earnings and retained income. The fair value of the locks was a $54.3 million loss position at July 31, 2002 ($32.4 million after tax).

                       Report of Independent Accountants

To the Board of Directors
and Shareholders of
Potomac Electric Power Company

We have reviewed the accompanying consolidated balance sheet of Potomac
Electric Power Company and its subsidiaries (the Company) as of June 30,
2002, and the related consolidated statements of earnings and retained income for the three and six month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six month periods ended
June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
August 9, 2002

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

-	Changes in and compliance with environmental and safety laws and policies;
-	Weather conditions;
-	Population growth rates and demographic patterns;
-	Competition for retail and wholesale customers;
-	Potential negative impacts resulting from an economic downturn;
-	Growth in demand, sales and capacity to fulfill demand;
-	Changes in tax rates or policies or in rates of inflation;
-	Changes in project costs;
-	Unanticipated changes in operating expenses and capital expenditures;
-	Capital market conditions;
-	Restrictions imposed by the Public Utility Holding Company Act of 1935, as amended;
-	Competition for new energy development opportunities and other opportunities;
-	Legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company;
-	Pace of entry into new markets;
-	Time and expense required for building out the planned Starpower network;
-	Success in marketing services;
-	Possible development of alternative telecommunication technologies;
-	The ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices; and
-	Effects of geographical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as of August 9, 2002, and the
Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-
looking statement.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

     As discussed in Note 2. Summary of Significant Accounting Policies in
the Company's 2001 Form 10-K, the Utility's revenue for services rendered but unbilled as of the end of each month is accrued and included in the accounts receivable balance on the accompanying consolidated balance sheets. The amounts received for the sale of energy and resales of purchased energy to other utilities and to power marketers is included in Utility revenue.
Revenue from Pepco Energy Services' energy services contracts and from PCI's utility industry services contracts is recognized using the percentage-of-
completion method of revenue recognition, which recognizes revenue as work progresses on the contract. Revenue from Pepco Energy Services' electric and gas marketing businesses is recognized as services are rendered.

Accounting For Certain Types of Regulation

     Based on the regulatory framework in which it has operated, the Company has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of Statement of
Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects
of Certain Types of Regulation." SFAS 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates.

Capitalization Policy

     The Utility's capitalization policy is based on the FERC Uniform System of Accounts. The original installed cost, including applicable overheads, is capitalized for transmission and distribution assets. Replacement of a
"retirement unit" is capitalized. In general, replacement of a "minor item"
of property is charged to maintenance expense. General plant is capitalized on initial construction; after initial construction, only expenditures above
$1,500 are capitalized. PCI, in general, capitalizes assets greater than
$1,000 and an estimated useful life of 1 year. In some cases, assets greater than $500 are capitalized. Pepco Energy Services, in general, capitalizes assets greater than $1,000.

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING REVENUE

Utility

    The decrease in Utility operating revenue for the three month period ended June 30, 2002, compared to the corresponding period in 2001, is primarily attributable to an increase in customer migration to alternate suppliers during the quarter.

     The decrease in Utility operating revenue for the six month period ended June 30, 2002, compared to the corresponding period in 2001, is primarily due to increased customer migration and milder weather. Heating degree days were 13% below normal during the period and, in addition, measures of temperature below 35 degrees Fahrenheit were 40% below the same period last year. With normalized sales, utility earnings per share for the six month 2002 period would have been approximately 6 cents higher.
Additionally, the six month ended June 30, 2001 results reflect a gain of
$50.2 million recorded in January 2001 on the sale of the Company's 9.72 percent interest in the Conemaugh Generating Station (Conemaugh).

Competitive Operations

     Competitive operating revenue increased for the three and six month periods ended June 30, 2002 primarily due to the results of PCI's new energy related lease and real estate investments, and due to the continued growth of
Pepco Energy Services' commodity businesses.

OPERATING EXPENSES

     Consolidated operating expenses decreased during the three and six months ended June 30, 2002, compared to the corresponding periods in 2001, primarily due to a decrease in the Utility's fuel and purchased energy expense that resulted from the sale of its interest in Conemaugh in January
2001. The Utility's decrease in fuel and purchased energy expense was partially offset by an increase in this expense at Pepco Energy Services due to the continued growth of its commodity business. Also contributing to the consolidated decrease in operating expenses for the three and six month periods was a decrease in other operation and maintenance expense at PCI due to lower business expenses incurred by one of PCI's subsidiaries.
Depreciation expense also decreased for the three and six month periods due to PCI's sale of aircraft. Additionally, the three and six months ended
June 30, 2002 operating results include a $2.4 million pre-tax write-down of a PCI real estate investment.

OTHER INCOME (EXPENSES)

Interest and Dividend Income

     The decreases in interest and dividend income during the three and six month periods ended June 30, 2002, compared to the corresponding periods last year, primarily resulted from the fact that there were less divestiture proceeds invested in 2002. These proceeds, which were invested during the first quarter of last year, were subsequently used during 2001 and into 2002 to pay income taxes associated with the divestitures, to reduce long-term debt, to buy back common stock, and to satisfy divestiture customer gain sharing commitments.

Interest Expense

     The decreases in interest expense in the three and six month periods ended June 30, 2002, compared to the corresponding prior periods, primarily resulted from a reduction in the level of the Company's debt outstanding.
A portion of the proceeds from the divestiture of the generation assets in December 2000 was used to retire debt.

Loss from Equity Investments, Principally a Telecommunication Entity

     This amount represents the Company's share of the pre-tax income or loss from entities in which it has a 20% to 50% equity investment. The Company's most significant equity investment is the joint venture known as Starpower
Communications, LLC (Starpower) that was formed in 1997 between wholly owned subsidiaries of PCI and RCN Corporation. Additionally, this line item includes income from Pepco Energy Services' 50% share of the operations of
Viron/Pepco Services, Inc., that was created to provide energy-savings performance contracting services to the Military District of Washington.

     Through June 30, 2002, Starpower has built sufficient advanced fiber-
optic network to currently reach in excess of 172,000 marketable homes. The customer subscriber services base is composed of customers served by
Starpower's advanced fiber-optic network (On-network) and off of other networks ahead of Starpower's build-out (Off-network). The On-network customer subscriber services include cable television, local and long distance telephone and high-speed Internet customer services and totaled approximately 86,000 as of June 30, 2002, compared to approximately 72,000 at
December 31, 2001. The Off-network customer subscriber services include dial-
up Internet and resale local and long distance telephone and totaled approximately 165,000 as of June 30, 2002, compared to approximately 184,000 at December 31, 2001. The decline in off-network customer subscriber services over the past year is principally due to the loss of low-priced dial-up
Internet customers to other dial-up Internet service providers. Total customer subscriber services including cable television, local and long distance telephone and Internet subscribers were approximately 251,000 as of
June 30, 2002, compared to approximately 256,000 as of December 31, 2001.

     For the three and six months ended June 30, 2002, the Loss from Equity
Investments amount decreased compared to the corresponding periods last year primarily due to the fact that Starpower's on-network business continued to grow and mature from a startup operation. At June 30, 2002, PCI has a net investment of approximately $149.8 million in Starpower.

INCOME TAX EXPENSE

     Income tax expense increased for the three months ended June 30, 2002, compared to the corresponding period in 2001, primarily due the fact that the prior year period contained tax benefits that were recorded by PCI that were not reoccurring for the same period in 2002. This increase was partially offset by a decrease in Utility tax expense due to its decrease in operating income for the period. Income tax expense decreased for the six months ended
June 30, 2002, compared to the corresponding period in 2001, primarily due to the fact that the prior year period includes taxes associated with the gain on the divestiture of Conemaugh and taxes incurred on the interest income earned on the proceeds of the divestitures in December 2000 and January 2001.
The Utility's decrease in operating income in the current period also contributed to the decrease.

CAPITAL RESOURCES AND LIQUIDITY

Construction Expenditures

     Construction expenditures totaled $103.5 million for the six months ended June 30, 2002 and are projected to total approximately $170 million for the year ended December 31, 2002. For the five-year period 2002-2006,
Utility construction expenditures are projected to total $833.7 million.
These expenditures will be funded through cash provided from operations or through funds received from the issuance of short term debt.

Federal Income Tax Refund

     Pepco has included a portion of its overhead expense in the tax basis of its capital assets since 1987. During the three months ended June 30, 2002,
Pepco changed its method to allocate a portion of its overhead costs to the cost of producing electricity. Since Pepco does not have an inventory account for electricity, the effect of this change in method is to charge to expense, for income tax purposes, overhead costs that had previously been capitalized. Based on this change in method, the impact on the years from
1987 through 2000 has been incorporated into the 2001 Federal Income Tax
Return. In addition to various other deductions, this resulted in a refund of $135.4 million being received by the Company in June 2002. Had the
Company not changed its method, the costs would have recovered over time through tax depreciation.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information other than the disclosure contained below, refer to
Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the
Company's 2001 Form 10-K.

Interest Rate Risk

     The interest rate risk related to Pepco Holdings' treasury locks was estimated as the potential $50.3 million decrease in fair value at June 30,
2002, that resulted from a hypothetical 10% decrease in the prevailing interest rates.

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     For information other than the disclosure contained herein, refer to
Item 3. Legal Proceedings of the Company's 2001 Form 10-K. As disclosed in
Note 11, Commitments and Contingencies, of the Company's 2001 Form 10-K, on
April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generating station that was owned by the Company at that time in Aquasco,
Maryland. As a result of this spill, on July 8, 2002, the State of Maryland
(State), Department of Environment, executed a settlement agreement that reflects the full and final settlement of all claims and penalties that the
State may have against the Company for its violations of the State's environmental laws as a result of the oil spill. The settlement agreement stipulates that the Company must pay a total of $950,000 in penalties, which are payable in two equal installments of $475,000, due on July 31, 2002 and
July 31, 2003, respectively. The Company will expense the full $950,000 in the third quarter of 2002.

Item 5.    OTHER INFORMATION

     On August 1, 2002, in connection with the merger by which Pepco acquired Conectiv and became a subsidiary of Pepco Holdings, the entire
Board of Directors of Pepco resigned (except for John M. Derrick, Jr., Chairman and Dennis R. Wraase) and were replaced with the following persons, each of whom is an employee of Pepco Holdings or one of its subsidiaries:

William T. Torgerson Andrew W. Williams William J. Sim Thomas S. Shaw
As of August 1, 2002, the following were elected as the executive officers of Pepco:

John M. Derrick, Jr., Chairman
Dennis R. Wraase, Chief Executive Officer
William J. Sim, President and Chief Operating Officer
Andrew W. Williams, Senior Vice President and Chief Financial Officer
James P. Lavin, Vice President and Controller

Customer Migration

     As discussed in Item 7. Management's Discussion and Analysis of
Consolidated Results of Operations and Financial Condition of the Company's
2001 Form 10-K, retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C.
customers on January 1, 2001. At June 30, 2002, 15% of the Utility's
Maryland customers and 10% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,108 megawatts of load in Maryland
(of our total load of 3,369) and 1,163 megawatts of load in D.C. (of our total load of 2,326). At June 30, 2002, a portion of these Maryland and D.C.
customers were provided service by Pepco Energy Services, as Pepco Energy
Services signed up 286 megawatts of the Maryland load and 542 megawatts of load in D.C.

Item 5.    OTHER INFORMATION - Continued
	Three Months Ended June 30,					Six Months Ended June 30,
	2002	2001		% Change		2002	2001		% Change
Operating Revenue (Millions of Dollars
Electric Revenue *	$384.6		$459.8	(16.4)		$ 690.0		$ 844.6		(18.3)
Other	6.2		8.2	(24.4)		16.9		20.1		(15.9)
Total Utility Operating Revenue	390.8		468.0	(16.5)		706.9		864.7		(18.2)
Competitive Operating Revenue	203.0		154.5	31.4		385.7		318.6		21.1
Gain on Divestiture of Generation Assets	-		-	-		-		50.2		(100.0)
Total Operating Revenue	$593.8		$622.5	(4.6)		$1,092.6		$1,233.5		(11.4)
Distribution Deliveries - Revenue (Millions of Dollars
Residential	$ 55.2		$ 53.6	3.0		$ 96.5		$ 108.4		(11.0)
General Service	106.8		106.3	.5		196.2		196.2		-
Large Power Service **	1.4		1.5	(6.7)		2.7		2.6		3.8
Street Lighting	2.5		2.2	13.6		4.9		4.6		6.5
Metro	2.3		2.0	15.0		4.7		4.1		14.6
System	$168.2		$165.6	1.6		$305.0		$315.9		(3.5)
Distribution Deliveries Sales (Millions of KWH)
Residential	1,771		1,631	8.6		3,381		3,788		(10.7)
General Service	4,175		4,188	(.3)		8,138		7,991		1.8
Large Power Service **	166		181	(8.3)		331		315		5.1
Street Lighting	38		38	-		87		87		-
Metro	116		100	16.0		235		200		17.5
System	6,266		6,138	2.1		12,172		12,381		(1.7)
Average System Revenue per KWH (Cts./KWH)
Delivered	2.68	Cts.	2.70	Cts.	(.7)	2.51	Cts.	2.55	Cts.	(1.6)

Equity Per Common Share: $17.13 and $17.02 at June 30, 2002 and 2001, respectively.
Weather Data
Heating Degree Days	326		304			2,196		2,542
20 Year Average	349					2,523
Cooling Degree Hours	2,894		2,554			2,896		2,554
20 Year Average	2,346					2,358
Heating Degree Days - The daily difference in degrees by which the mean temperature is below 65 degrees Fahrenheit (dry bulb).
Cooling Degree Hours - The daily sum of the differences, by hours, by which the temperature (effective temperature) for each hour exceeds 71 degrees Fahrenheit (effective temperature).
* Consists of Distribution, Transmission, and SOS revenue.
** Large Power Service customers are served at high voltage of 66KV or higher.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 15	-	Letter re: unaudited interim financial information - filed herewith.
	Exhibit 99	-	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on April 25, 2002, which included the Company's Press Release dated as of April 25, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on May 31, 2002, which included the Company's and Conectiv's Joint Press Release dated as of May 31, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 9, 2002 Date	Potomac Electric Power Company Registrant By A. W. WILLIAMS A. W. Williams Senior Vice President and Chief Financial Officer

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 2002, and for each of the years 2001 through 1997, on the basis of Utility operations only, are as follows:

	Twelve Months Ended June 30, 2002	For the Year Ended December 31,
		2001	2000	1999	1998	1997
		(Dollar Amounts in Millions)

Net income	$141.2	$194.2	$348.9	$228.0	$211.2	$164.7
Taxes based on income	80.6	130.9	352.9	142.6	131.0	97.5

Income before taxes	221.8	325.1	701.8	370.6	342.2	262.2

Fixed charges:
Interest charges	89.8	112.5	170.1	156.1	151.8	146.7
Interest factor in rentals	24.4	23.4	23.2	23.4	23.8	23.6

Total fixed charges	114.2	135.9	193.3	179.5	175.6	170.3

Income before income taxes and fixed charges	$336.0	$461.0	$895.1	$550.1	$517.8	$432.5

Coverage of fixed charges	2.94	3.39	4.63	3.06	2.95	2.54

Preferred dividend requirements	$5.0	$5.0	$5.5	$8.9	$18.0	$16.5

Ratio of pre-tax income to net income	1.57	1.67	2.01	1.63	1.62	1.59

Preferred dividend factor	$ 7.9	$ 8.4	$ 11.1	$ 14.5	$ 29.2	$ 26.2

Total fixed charges and preferred dividends	$122.1	$144.3	$204.4	$194.0	$204.8	$196.5

Coverage of combined fixed charges and preferred dividends	2.75	3.20	4.38	2.84	2.53	2.20

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the twelve months ended June 30, 2002, and for each of the years 2001 through 1997, on a consolidated basis, are as follows.

Twelve Months Ended June 30, 2002		For the Year Ended December 31,
		2001	2000	1999	1998	1997
		(Dollar Amounts in Millions)

Net income*	$140.2	$192.3	$369.1	$256.7	$234.8	$179.8
Taxes based on income	45.8	83.5	341.2	114.5	122.3	65.6

Income before taxes	186.0	275.8	710.3	371.2	357.1	245.4

Fixed charges:
Interest charges	140.0	166.4	230.7	208.7	208.6	216.1
Interest factor in rentals	24.8	23.8	23.6	23.8	24.0	23.7

Total fixed charges	164.8	190.2	254.3	232.5	232.6	239.8

Competitive subsidiary capitalized interest	(.3)	(2.7)	(3.9)	(1.8)	(0.6)	(0.5)

Income before income taxes and fixed charges	$350.5	$463.3	$960.7	$601.9	$589.1	$484.7

Coverage of fixed charges	2.13	2.44	3.78	2.59	2.53	2.02

Preferred dividend requirements	$ 5.0	$ 5.0	$ 5.5	$ 8.9	$ 18.0	$ 16.5

Ratio of pre-tax income to net income	1.33	1.43	1.92	1.45	1.52	1.36

Preferred dividend factor	$ 6.7	$ 7.2	$10.6	$12.9	$27.4	$22.4

Total fixed charges and preferred dividends	$171.5	$197.4	$264.9	$245.4	$260.0	$262.2

Coverage of combined fixed charges and preferred dividends	2.04	2.35	3.63	2.45	2.27	1.85
* Adjusted to remove the impact of POM's loss from equity investment amounts.

                                                          Exhibit 15

August 9, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Commissioners:

We are aware that our report dated August 9, 2002 on our review of interim financial information of the Potomac Electric Power Company (the "Company")
for the period ended June 30, 2002 is included in this quarterly report on
Form 10-Q for the quarter then ended.

Very truly yours,

PRICEWATERHOUSECOOPERS LLP
Washington, DC