Form 10-Q
period 2002-09-30
POTOMAC ELECTRIC POWER CO
filed 2002-11-13
CIK 79732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 2002

Commission File Number			1-1072

Potomac Electric Power Company (Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)			53-0127880 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at September 30, 2002
Common Stock, $.01 par value		100
Guarantee by Potomac Electric Power Company of the 7-3/8% Trust Obligated Preferred Securities issued by Potomac Electric Power Company Trust I

POTOMAC ELECTRIC POWER COMPANY TABLE OF CONTENTS
Page
PART I - Financial Information
Item 1. - Financial Statements
Consolidated Statements of Earnings and Retained Income for the three and nine months ended September 30, 2002, and September 30, 2001	1
Consolidated Balance Sheets as of September 30, 2002, and December 31, 2001	2
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002, and September 30, 2001	3
Notes to Consolidated Financial Statements	4
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4. - Controls and Procedures	17
PART II - Other Information
Item 1. - Legal Proceedings	17
Item 6. - Exhibits and Reports on Form 8-K	19
Signatures and Certifications	20

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
(Millions, except per share data)
Operating Revenue
Utility	$516.6	$ 545.7	$1,223.5	$1,410.4
Competitive	91.0	192.7	454.1	476.5
Gain on divestiture of generation assets	-	(18.4)	-	31.8
Total Operating Revenue	607.6	720.0	1,677.6	1,918.7
Operating Expenses
Fuel and purchased energy	309.3	398.8	873.1	996.9
Other operation and maintenance	65.0	91.6	239.3	277.1
Depreciation and amortization	37.8	45.1	113.7	129.0
Other taxes	56.1	51.3	150.3	142.1
Total Operating Expenses	468.2	586.8	1,376.4	1,545.1
Operating Income	139.4	133.2	301.2	373.6
Other Income (Expenses)
Interest and dividend income	3.2	8.2	18.8	54.6
Interest expense	(23.6)	(27.7)	(87.0)	(115.2)
Loss from Equity Investments, principally a Telecommunication Entity	(.9)	(6.5)	(2.1)	(17.0)
Other income	(.1)	.9	(.6)	5.0
Total Other Expenses	(21.4)	(25.1)	(70.9)	(72.6)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	6.9	6.9

Income Tax Expense	46.4	35.8	82.6	109.7

Net Income	69.3	70.0	140.8	184.4

Dividends on Preferred Stock	1.3	1.3	3.8	3.8

Earnings Available for Common Stock	$ 68.0	$ 68.7	$ 137.0	$ 180.6

Retained Income at Beginning of Period	$981.8	$ 965.3	$ 967.4	$ 929.7
Dividends on Common Stock	(9.0)	(26.9)	(62.6)	(99.7)
Dividends to Pepco Holdings	(413.8)	-	(413.8)	-
Merger Adjustments	(137.8)	-	(137.8)	-
Other Comprehensive Income (Loss), Net of Tax	1.0	3.1	-	(.4)
Retained Income, Net of Other Comprehensive Income (Loss), Net of Tax, at End of Period	$490.2	$1,010.2	$ 490.2	$1,010.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2002	December 31, 2001

ASSETS	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 21.7	$ 515.5
Marketable securities	-	161.2
Accounts receivable, less allowance for uncollectible accounts of $4.1 and $9.5	461.1	401.2
Fuel, materials and supplies - at average cost	38.4	37.8
Prepaid expenses and other	11.6	24.2
Total Current Assets	532.8	1,139.9
INVESTMENTS AND OTHER ASSETS
Investment in finance leases	-	736.0
Operating lease equipment - net of accumulated depreciation of $- and $123.6, respectively	-	4.6
Regulatory assets, net	-	14.3
Prepaid pension expense	149.3	152.4
Other	114.7	485.3
Total Investments and Other Assets	264.0	1,392.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,506.3	4,361.9
Accumulated depreciation	(1,715.3)	(1,608.5)
Net Property, Plant and Equipment	2,791.0	2,753.4
TOTAL ASSETS	$3,587.8	$5,285.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$ 58.4	$ 458.2
Accounts payable and accrued payroll	177.9	224.1
Capital lease obligations due within one year	15.6	15.2
Interest and taxes accrued	88.0	92.6
Other	134.0	175.3
Total Current Liabilities	473.9	965.4
DEFERRED CREDITS
Regulatory liabilities, net	19.8	-
Income taxes	591.1	501.6
Investment tax credits	23.2	24.7
Other	30.5	38.8
Total Deferred Credits	664.6	565.1

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,252.9	1,722.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	47.5	49.5
Total Preferred Stock	82.8	84.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 and $1 par value, respectively - issued 100 shares and 118,544,883 shares, respectively	-	118.5
Premium on stock and other capital contributions	499.5	1,028.3
Capital stock expense	(1.1)	(12.9)
Accumulated other comprehensive loss	-	(6.7)
Retained income	490.2	974.1
	988.6	2,101.3
Less cost of shares of common stock in treasury (none and 11,323,707 shares, respectively)	-	(278.1)
Total Shareholders' Equity	988.6	1,823.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,587.8	$5,285.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,

	2002	2001
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 140.8	$ 184.4
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	113.7	129.0
Gain on divestiture of generation assets	-	(31.8)
Changes in:
Accounts receivable	(78.4)	(41.9)
Regulatory assets, net	90.2	(182.2)
Prepaid expenses	12.7	409.4
Accounts payable and accrued payroll	23.0	(20.8)
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	104.2	(704.0)
Net other operating activities	(18.0)	18.6
Net Cash From (Used By) Operating Activities	388.2	(239.3)
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(146.9)	(177.1)
Proceeds from/changes in:
Divestiture of generation assets	-	156.2
Purchase of leveraged leases	(111.6)	-
Sales of marketable securities, net of purchases	2.2	52.7
Purchases of other investments, net of sales	(15.4)	(59.7)
Net other investing activities, including $8.9 million in POM cash transferred to Pepco Holdings	(4.8)	(5.4)
Net Cash Used By Investing Activities	(276.5)	(33.3)
FINANCING ACTIVITIES
Dividend to Pepco Holdings	(395.3)	-
Contribution to Pepco Holdings common stock dividend	(18.5)	-
Dividends paid on Pepco preferred and common stock	(66.3)	(103.5)
Redemption of preferred stock	(2.0)	(5.5)
Reacquisition of Pepco's common stock	(2.2)	(73.9)
Issuances of debt, net of reacquisitions	(118.9)	(725.7)
Net other financing activities	(2.3)	9.4
Net Cash Used By Financing Activities	(605.5)	(899.2)

Net Decrease In Cash and Cash Equivalents	(493.8)	(1,171.8)
Cash and Cash Equivalents at Beginning of Period	515.5	1,864.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 21.7	$ 692.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     For additional information, other than the information discussed in the
Notes to Consolidated Financial Statements section herein, refer to Item 8.
Financial Statements and Supplementary Data of the Company's 2001 Form 10-K.

(1)     Organization and Segment Information

Organization

     On August 1, 2002, Potomac Electric Power Company (Pepco or the Company) closed on its acquisition of Conectiv for a combination of cash and stock valued at approximately $2.2 billion. In accordance with the terms of the merger agreement, both Pepco and Conectiv became subsidiaries of Pepco Holdings, Inc. (Pepco Holdings, formerly New RC, Inc.) a registered holding company under the Public Utility Holding Company Act of 1935. Pepco Holdings was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting the merger. As part of the merger transaction, holders of Pepco's common stock immediately prior to the August 1, 2002 merger received in exchange for their Pepco shares approximately 107,125,976 shares of Pepco Holdings common stock, par value $.01 per share. Additionally, Pepco issued 100 shares of common stock, par value $.01, all of which is owned by Pepco Holdings.

     Since August 1, 2002, Pepco is engaged solely in the provision of regulated electric utility transmission and distribution services in the Washington, D.C. (D.C.) metropolitan area (the Utility). Until August 1, 2002, Pepco was also engaged in the management of a diversified financial investments portfolio and the supply of energy products and services in competitive retail markets. These activities were performed through the Company's wholly owned unregulated subsidiary at that time, POM Holdings, Inc. (POM) which until August 1, 2002, was the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services). PCI managed the Company's financial investment portfolio and Pepco Energy Services provided competitive energy products and services. PCI's investment in Starpower Communications, LLC, which provides cable and telecommunication services in the Washington, D.C. area, was owned by its wholly owned subsidiary Pepco Communications, Inc. (Pepcom). After the merger, the stock of PCI, Pepco Energy Services, and Pepcom was distributed as a dividend to Pepco Holdings, which resulted in Pepco Holdings becoming the new parent company of PCI, Pepco Energy Services, and Pepcom. Additionally, the Company has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I, and a wholly owned Delaware Investment Holding Company, Edison Capital Reserves Corporation.

Segment Information

     As a result of the merger transaction on August 1, 2002, the Company has determined that its regulated utility operations represent its only reportable segment under the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Accordingly, the Company's 2002 three and nine month ended September 30, 2002 segment disclosure presents its reportable utility segment information, with PCI and Pepco Energy Services' pre-merger July 2002 and seven months ended July 2002 operations, respectively, included as "Other Operations." Prior to the August 1, 2002 merger the Company identified two reportable segments: its utility operations and POM's operations (Competitive Segment). Based on this current period change in reportable segments the Company has restated its three and nine month ended September 30, 2001 segment disclosure to conform to the 2002 presentation. The information presented is unaudited and in millions of dollars.

	Reportable Utility Segment	(A) Other Operations	(B) Elim.	Total Pepco
Three Months Ended:
September 30, 2002
Operating Revenue	$516.6	$91.9	$(.9)	$607.6
Operating Expenses	381.7	87.4	(.9)	468.2
Operating Income	134.9	4.5	-	139.4
Other Expenses	(17.6)	(3.8)	-	(21.4)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	2.3
Income Tax Expense (Benefit)	46.8	(.4)	-	46.4
Net Income	$ 68.2	$ 1.1	-	$69.3

Total Assets (at 9/30/02)	$3,587.8	-	-	$3,587.8

	Reportable Utility Segment	Other Operations	(B) Elim.	Total Pepco
Three Months Ended:
September 30, 2001
Operating Revenue	$527.3	$195.3	$(2.6)	$720.0
Operating Expenses	413.3	176.1	(2.6)	586.8
Operating Income	114.0	19.2	-	133.2
Other Expenses	(8.1)	(17.0)	-	(25.1)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	-	2.3
Income Tax Expense (Benefit)	42.0	(6.2)	-	35.8
Net Income	$ 61.6	$ 8.4	-	$ 70.0

Total Assets (at 9/30/01)	$5,172.9	$1,436.0	$(1,191.8)	$5,417.1
(A)	Represents PCI and Pepco Energy Services operations for the month of July 2002.
(B)	Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.

	Reportable Utility Segment	(A) Other Operations	(B) Elim.	Total Pepco
Nine Months Ended:
September 30, 2002
Operating Revenue	$1,223.5	$460.2	$(6.1)	$1,677.6
Operating Expenses	954.8	427.7	(6.1)	1,376.4
Operating Income	268.7	32.5	-	301.2
Other Expenses	(52.1)	(18.8)	-	(70.9)
Distributions on Preferred Securities of Subsidiary Trust	6.9	-	-	6.9
Income Tax Expense (Benefit)	84.0	(1.4)	-	82.6
Net Income	$ 125.7	$ 15.1	-	$ 140.8

Total Assets (at 9/30/02)	$3,587.8	-	-	$3,587.8

	Reportable Utility Segment	Other Operations	(B) Elim.	Total Pepco
Nine Months Ended:
September 30, 2001
Operating Revenue	$1,442.2	$ 479.9	$ (3.4)	$1,918.7
Operating Expenses	1,102.1	446.4	(3.4)	1,545.1
Operating Income	340.1	33.5	-	373.6
Other Expenses	(31.5)	(41.1)		(72.6)
Distributions on Preferred Securities of Subsidiary Trust	6.9	-	-	6.9
Income Tax Expense (Benefit)	129.5	(19.8)	-	109.7
Net Income	$ 172.2	$ 12.2	-	$ 184.4

Total Assets (at 9/30/01)	$5,172.9	$1,436.0	$(1,191.8)	$5,417.1
(A)	Represents PCI and Pepco Energy Services' operations for the seven months ended July 2002.
(B)	Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

     The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented. The accompanying consolidated financial statements present the financial results of the Company as described above. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2001 Form 10-K. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

     As discussed in Note (1) Organization and Segment Information, on August 1, 2002, in accordance with the terms of the merger agreement Pepco transferred its ownership of PCI and Pepco Energy Services to Pepco Holdings. Accordingly, the accompanying unaudited consolidated balance sheet as of September 30, 2002 includes the accounts of Pepco's utility operations only. The consolidated balance sheet as of December 31, 2001 includes the consolidated accounts of Pepco and its pre-merger wholly owned subsidiaries, PCI and Pepco Energy Services.

     The accompanying unaudited consolidated statements of earnings and retained income for the three and nine months ended September 30, 2002 include Pepco's utility operations for the entire periods presented consolidated with its pre-merger subsidiaries operations for July 2002 and the seven months ended July 2002, respectively. The 2001 operating amounts reflect the consolidated operations for Pepco and its pre-merger subsidiaries, for the entire periods presented, as previously reported by Pepco. Accordingly, the 2002 and 2001 balances included in the accompanying unaudited consolidated financial statements are not comparable.

Revenue Recognition

     The Utility's revenue for services rendered but unbilled as of the end of each month is accrued and included in the accounts receivable balance on the accompanying consolidated balance sheets.

Accounting For Certain Types of Regulation

     Based on the regulatory framework in which it has operated, the Company has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

Energy Trading Reclassifications

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously, the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF, net presentation is required. Pepco does not enter into trading activities that are subject to the provisions of the pronouncement, however, its pre-merger subsidiary Pepco Energy Services did enter into such transactions and historically classified these contracts on a gross basis.

     Pepco Energy Services has completed its evaluation of the extent of the revenue and expense reclassifications required by EITF 02-3. Beginning with July 2002, all trades were recorded net and therefore no reclassification was required for the three months ended September 30, 2002. The impact of the implementation of EITF 02-3, because of financial statement line item changes, decreases Pepco Energy Services gross revenues for the nine months ended September 30, 2002 (consisting of the six months ended June 30, 2002) from approximately $423.6 million to $401 million. For the three and nine months ended September 30, 2001 gross revenues decreased from $212.1 million to $165.6 million and approximately $481.2 million to $400.7 million, respectively. There is no impact on Pepco's overall financial position or net results of operations as a result of the implementation of EITF 02-3.

(3)   Commitments and Contingencies

Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of the Company's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers' share of divestiture proceeds is correct and that its position should prevail before the D.C. Commission or upon judicial review. The potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers' share of divestiture proceeds is correct and that its position should prevail before the Maryland Commission or upon judicial review. The potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Oil Spill at the Chalk Point Generating Station

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station which was owned at the time by the Company at Chalk Point in Aquasco, Maryland. As of September 30, 2002, approximately $75 million in clean-up costs had been incurred in connection with the oil spill. For the year ended December 31, 2000, the Company recorded the net amount of $1 million in operating expense as a result of the oil spill, which represents an accrual of $75 million in total estimated oil spill related clean-up costs, net of $5 million in insurance proceeds received through June 30, 2000, (the date the amount was recorded by the Company) and an additional $69 million in probable recoveries (recorded as a receivable) from its insurance carriers. Through September 30, 2002, approximately $56 million has been received from insurance carriers and approximately $3.7 million has been received from other parties. The Company believes that the remaining receivable balance at September 30, 2002 will be recovered from its insurance carrier or other parties.

     Additionally the State of Maryland Department of Environment executed a settlement agreement that reflects the full and final settlement of all claims and penalties against the Company for its violation of state laws in regards to the oil spill. The settlement agreement resulted in a total expense of $950,000, which was recorded in the third quarter of 2002.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     For additional information, other than the information disclosed in the Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition section herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2001 Form 10-K.

OVERVIEW

     On August 1, 2002, Potomac Electric Power Company (Pepco or the Company) closed on its acquisition of Conectiv for a combination of cash and stock valued at approximately $2.2 billion. In accordance with the terms of the merger agreement, both Pepco and Conectiv became subsidiaries of Pepco Holdings, Inc. (Pepco Holdings, formerly New RC, Inc.) a registered holding company under the Public Utility Holding Company Act of 1935. Pepco Holdings was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting the merger. As part of the merger transaction, holders of Pepco's common stock immediately prior to the August 1, 2002 merger received in exchange for their Pepco shares approximately 107,125,976 shares of Pepco Holdings common stock, par value $.01 per share. Additionally, Pepco issued 100 shares of common stock, par value $.01, all of which is owned by Pepco Holdings.

     Since August 1, 2002, Pepco is engaged solely in the provision of regulated electric utility transmission and distribution services in the Washington, D.C. (D.C.) metropolitan area (the Utility). Until August 1, 2002, Pepco was also engaged in the management of a diversified financial investments portfolio and the supply of energy products and services in competitive retail markets. These activities were performed through the Company's wholly owned unregulated subsidiary at that time, POM Holdings, Inc. (POM) which until August 1, 2002, was the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services). PCI managed the Company's financial investment portfolio and Pepco Energy Services provided competitive energy products and services. PCI's investment in Starpower Communications, LLC, which provides cable and telecommunication services in the Washington, D.C. area, was owned by its wholly owned subsidiary Pepco Communications, Inc. (Pepcom). After the merger, the stock of PCI, Pepco Energy Services, and Pepcom was distributed as a dividend to Pepco Holdings, which resulted in Pepco Holdings becoming the new parent company of PCI, Pepco Energy Services, and Pepcom. Additionally, the Company has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I, and a wholly owned Delaware Investment Holding Company, Edison Capital Reserves Corporation.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liability, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (SEC) has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, Pepco has identified the critical accounting policies and judgments addressed below. Although Pepco's management believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

     The Utility's revenue for services rendered but unbilled as of the end of each month is accrued and included in the accounts receivable balance on the accompanying consolidated balance sheets.

Accounting For Certain Types of Regulation

     Based on the regulatory framework in which it has operated, the Company has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

CONSOLIDATED RESULTS OF OPERATIONS

LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR PERIODS

     As discussed in the "Overview" section herein, on August 1, 2002, in accordance with the terms of the merger agreement, Pepco transferred its ownership of PCI and Pepco Energy Services to Pepco Holdings. Accordingly, the accompanying unaudited consolidated balance sheet as of September 30, 2002 includes the accounts of Pepco's utility operations only. The consolidated balance sheet as of December 31, 2001 includes the consolidated accounts of Pepco and its pre-merger wholly owned subsidiaries, PCI and Pepco Energy Services.

     The accompanying unaudited consolidated statements of earnings and retained income for the three and nine months ended September 30, 2002 include Pepco's utility operations for the entire periods presented consolidated with its pre-merger subsidiaries operations for July 2002 and the seven months ended July 2002, respectively. The 2001 operating amounts reflect the consolidated operations for Pepco and its pre-merger subsidiaries, for the entire periods presented, as previously reported by Pepco. Accordingly, the 2002 and 2001 balances included in the accompanying unaudited consolidated financial statements are not comparable.

OPERATING REVENUE

Three Months Ended

     Total consolidated operating revenue decreased by $112.4 million ($607.6 million vs. $720 million) for the three months ended September 30, 2002, compared to the corresponding period last year. This decrease consists of a $29.1 million decrease in Utility operating revenue and a $101.7 million decrease in operating revenues for PCI and PES. Additionally, the 2001 quarter included a loss of $18.4 million that resulted from the settlement of certain disputes with Mirant Corporation in connection with the December 2000 sale of Pepco's generating plants.

     The decrease in Utility operating revenue during the 2002 quarter primarily results from a decrease of $43.7 million in standard offer service revenue due to increased migration to alternate suppliers during the 2002 quarter. Retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At September 30, 2002, 14% of the Utility's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,134 megawatts of load in Maryland (of our total load of 3,369) and 1,195 megawatts of load in D.C. (of our total load of 2,326). The decrease in standard offer service revenue was partially offset by a $20.5 million increase in delivery revenue due to higher delivered kilowatt hour sales (11% increase) from hotter than normal summer weather. Cooling degree hours were approximately 42% above normal during the 2002 quarter.

     The decrease in PCI and PES' operating revenue during the 2002 quarter results from the fact that Pepco's consolidated three months ended September 30, 2002 results include the operating results from PCI and PES for only the pre-merger month of July 2002, compared to a full three months during the corresponding period last year.

Nine Months Ended

     Total consolidated operating revenue decreased by $241.1 million ($1,677.6 million vs. $1,918.7 million) for the nine months ended September 30, 2002, compared to the corresponding period last year. This decrease consists of a $186.9 million decrease in Utility operating revenue and a $22.4 million decrease in operating revenues for PCI and PES. Additionally, the 2001 year to date period included a gain of $31.8 million that resulted from the sale of the Company's 9.72 percent interest in the Conemaugh Generating Station in January 2001.

     The decrease in Utility operating revenue during the 2002 nine month period primarily results from a decrease of $193.2 million in standard offer service revenue due to increased migration to alternative suppliers, partially offset by a $15.4 million increase in delivery revenue due to hotter than normal weather during the period.

     The decrease in PCI and PES' operating revenue during the 2002 nine month period results from the fact that Pepco's consolidated nine months ended September 30, 2002 results include the operating results from PCI and PES for seven months (January 2002 through July 2002), compared to a full nine months during the corresponding period last year.

OPERATING EXPENSES

Three Months Ended

     Total consolidated operating expenses decreased by $118.6 million ($468.2 million vs. $586.8 million) for the three months ended September 30, 2002, compared to the corresponding period last year. This decrease consists of a $29.9 million decrease in Utility operating expenses and an $88.7 million decrease in operating expenses for PCI and PES.

     The decrease in Utility operating expenses during the 2002 quarter primarily results from a $44.2 million decrease in fuel and purchased energy expense due to less energy purchased because of increased customer migration. This decrease was partially offset by an increase of $8.3 million in O&M expenses primarily due to severance costs recorded in July 2002 related to the merger ($5.5 million); and an increase of $4.8 million in other taxes due to higher Maryland property taxes ($2.1 million) and higher delivery taxes ($2 million).

     The decrease in PCI and PES' operating expenses during the 2002 quarter results from the fact that Pepco's consolidated three months ended September 30, 2002 results include the operating results from PCI and PES for one month (July 2002), compared to a full three months during the corresponding period last year.

Nine Months Ended

     Total consolidated operating expenses decreased by $168.7 million ($1,376.4 million vs. $1,545.1 million) for the nine months ended September 30, 2002, compared to the corresponding period last year. This decrease consists of a $150 million decrease in Utility operating expenses and a $18.7 million decrease in operating expenses for PCI and PES.

     The decrease in Utility operating expense during the 2002 nine month period results from a $166.3 million decrease in fuel and purchased energy expense due to less energy purchased due to higher customer migration. This decrease was partially offset by an increase of $4.1 million in O&M expenses due to an increase in severance costs recorded compared to the corresponding period last year ($2.3 million) and an increase in general power delivery expenses ($2.7 million); an increase of $4 million in depreciation expense; and an increase of $8.2 million in other taxes due to higher Maryland property taxes ($6.4 million) and higher delivery taxes and Pennsylvania property taxes ($1.8 million).

     The decrease in PCI and PES' operating expense during the 2002 nine month period results from the fact that Pepco's consolidated three months ended September 30, 2002 results include the operating results from PCI and PES for seven months (January 2002 through July 2002), compared to a full nine months during the corresponding period last year.

OTHER INCOME (EXPENSES)

Three Months Ended

     Total consolidated other expenses decreased by $3.7 million ($21.4 million vs. $25.1 million) for the three months ended September 30, 2002, compared to the corresponding period last year. This decrease consists of a $9.5 million increase in Utility other expenses offset by a $13.2 million decrease in other expenses for PCI and PES.

     The increase in Utility other income (expenses) during the 2002 quarter results from a $4.1 million decrease in interest income earned primarily due to lower proceeds remaining to invest from the Company's generation asset divestitures, and due to an increase of $4.2 million in interest expense due to higher interest incurred on the Company's outstanding debt used to partially fund the merger.

     The decrease in PCI and PES' other expenses during the 2002 quarter results from the fact that Pepco's consolidated three months ended September 30, 2002 results include the operating results from PCI and PES for one month (July 2002), compared to a full three months during the corresponding period last year.

Nine Months Ended

     Total consolidated other income (expenses) decreased by $1.7 million ($70.9 million vs. $72.6 million) for the nine months ended September 30, 2002, compared to the corresponding period last year. This decrease consists of a $20.6 million increase in Utility other expenses and a $22.3 million decrease in other expenses for PCI and PES.

     The increase in Utility other expenses during the 2002 nine month period primarily results from a $33.7 million decrease in interest income primarily due to lower proceeds remaining to invest from the Company's generation asset divestitures, and due to a decrease of $18.5 million in interest expense as a result of lower interest expense incurred on commercial paper and other debt outstanding due to the payoff of approximately $100 million in debt.

     The decrease in PCI and PES' other expense during the 2002 nine month period results from the fact that Pepco's consolidated nine months ended September 30, 2002 results include the operating results from PCI and PES for seven months (January 2002 through July 2002), compared to a full nine months during the corresponding period last year.

INCOME TAX EXPENSE

Three Months Ended

     Total consolidated income tax expense increased by $10.6 million ($46.4 million vs. $35.8 million) for the three months ended September 30, 2002, compared to the corresponding period last year. This increase consists of a $4.8 million increase in Utility income tax expense and a $5.8 million decrease in income tax benefits for PCI and PES.

     The increase in Utility income tax expense during the 2002 quarter results from the fact that the 2001 quarter included a nonrecurring credit in other taxes as a result of the Mirant dispute ($8.6 million), partially offset by lower taxes in the 2002 quarter ($1.6 million) due to lower interest income.

     The decrease in PCI and PES' income tax benefits during the 2002 quarter results from the fact that Pepco's consolidated three months ended September 30, 2002 results include the operating results from PCI and PES for one month (July 2002), compared to a full three months during the corresponding period last year.

Nine Months Ended

     Total consolidated income tax expense decreased by $27.1 million ($82.6 million vs. $109.7 million) for the nine months ended September 30, 2002, compared to the corresponding period last year. This decrease consists of a $45.5 million decrease in Utility income tax expense and an $18.4 million decrease in income tax benefits for PCI and PES.

     The decrease in Utility income tax expense during the 2002 nine month period results from lower taxes as a result of lower interest income ($11.4 million) and due to the fact that the 2001 period included taxes incurred on the Company's generating plant divestitures ($34.3 million).

     The decrease in PCI and PES' income tax benefits during the 2002 nine month period results from the fact that Pepco's consolidated nine months ended September 30, 2002 results include the operating results from PCI and PES for seven months (January 2002 through July 2002), compared to a full nine months during the corresponding period last year.

ENERGY TRADING RECLASSIFICATIONS

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously, the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF, net presentation is required. Pepco does not enter into trading activities that are subject to the provisions of the pronouncement, however, its pre-merger subsidiary Pepco Energy Services did enter into such transactions and historically classified these contracts on a gross basis.

     Pepco Energy Services has completed its evaluation of the extent of the revenue and expense reclassifications required by EITF 02-3. Beginning with July 2002, all trades were recorded net and therefore no reclassification was required for the three months ended September 30, 2002. The impact of the implementation of EITF 02-3, because of financial statement line item changes, decreases Pepco Energy Services gross revenues for the nine months ended September 30, 2002 (consisting of the six months ended June 30, 2002) from approximately $423.6 million to $401 million. For the three and nine months ended September 30, 2001 gross revenues decreased from $212.1 million to $165.6 million and approximately $481.2 million to $400.7 million, respectively. There is no impact on Pepco's overall financial position or net results of operations as a result of the implementation of EITF 02-3.

CAPITAL RESOURCES AND LIQUIDITY

Pension Funding

     As a result of recent declines in the values of securities in the financial markets, Pepco's pension assets have failed to achieve the level of returns assumed in the determination of their pension expense accruals thus far during 2002. As a result, should the financial markets remain at the lower levels of September 30, 2002 or decline further, Pepco will need to contribute additional funds to its pension plans in order to achieve a funding level of 100% with respect to its pension liabilities. In addition, due to current lower asset values in its pension plans and the potential need to modify the assumptions used to value its pension liabilities, Pepco could experience a substantially higher level of pension expense in the near term and until the financial markets' performance improves. Both the funding amount and the pension expense accrual will be determined by the actual return on plan assets for the year, which depends on the performance of the financial markets during the balance of the year, and the level of interest rates at year end 2002, which cannot be definitively predicted.

Construction Expenditures

     Utility construction expenditures totaled $146.9 million for the nine months ended September 30, 2002 and are projected to total approximately $170 million for the year ended December 31, 2002. For the five-year period 2002-2006, Utility construction expenditures are projected to total $833.7 million. These expenditures will be funded through cash provided from operations or through funds received from the issuance of short term debt.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained and incorporated by reference herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	Capital market conditions;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Trading counterparty credit risk;
•	Ability to secure electric supply to fulfill sales commitments at favorable prices;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this
Form 10-Q and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors, nor can the Company assess the impact of any such factor on its business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

Item 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION Item 1. LEGAL PROCEEDINGS

     For information other than the disclosures contained below, refer to Item 3. Legal Proceedings of the Company's 2001 Form 10-K.

Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of the Company's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers' share of divestiture proceeds is correct and that its position should prevail before the D.C. Commission or upon judicial review. The potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers' share of divestiture proceeds is correct and that its position should prevail before the Maryland Commission or upon judicial review. The potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Oil Spill at the Chalk Point Generating Station

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station which was owned at the time by the Company at Chalk Point in Aquasco, Maryland. As of September 30, 2002, approximately $75 million in clean-up costs had been incurred in connection with the oil spill. For the year ended December 31, 2000, the Company recorded the net amount of $1 million in operating expense as a result of the oil spill, which represents an accrual of $75 million in total estimated oil spill related clean-up costs, net of $5 million in insurance proceeds received through June 30, 2000, (the date the amount was recorded by the Company) and an additional $69 million in probable recoveries (recorded as a receivable) from its insurance carriers. Through September 30, 2002, approximately $56 million has been received from insurance carriers and approximately $3.7 million has been received from other parties. The Company believes that the remaining receivable balance at September 30, 2002 will be recovered from its insurance carrier or other parties.

     Additionally the State of Maryland Department of Environment executed a settlement agreement that reflects the full and final settlement of all claims and penalties against the Company for its violation of state laws in regards to the oil spill. The settlement agreement resulted in a total expense of $950,000, which was recorded in the third quarter of 2002.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	Exhibit 3.1	-	Articles of Incorporation - filed herewith.
	Exhibit 3.2	-	Bylaws - filed herewith.
	Exhibit 12	-	Computation of ratios - filed herewith.
	Exhibit 99	-	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
(b)	Reports on Form 8-K
A Current Report on Form 8-K was filed by the Company on July 25, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed by the Company on July 26, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on August 2, 2002. The items reported on such Form 8-K were Item 1 (Changes in Control of Registrant) and Item 7 (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on August 9, 2002. The items reported on such Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 13, 2002 Date		Potomac Electric Power Company Registrant By /s/ A. W. WILLIAMS A. W. Williams Senior Vice President and Chief Financial Officer
CERTIFICATIONS
I, Dennis R. Wraase, Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the nine months ended September 30, 2002, and for each of the years 2001 through 1997, on the basis of Utility operations only, are as follows:

	Nine Months Ended September 30, 2002	For the Year Ended December 31,
		2001	2000	1999	1998	1997
		(Dollar Amounts in Millions)

Net income	$125.7	$194.2	$348.9	$228.0	$211.2	$164.7
Taxes based on income	83.8	130.9	352.9	142.6	131.0	97.5

Income before taxes	209.5	325.1	701.8	370.6	342.2	262.2

Fixed charges:
Interest charges	69.0	112.5	170.1	156.1	151.8	146.7
Interest factor in rentals	6.8	23.4	23.2	23.4	23.8	23.6

Total fixed charges	75.8	135.9	193.3	179.5	175.6	170.3

Income before income taxes and fixed charges	$285.3	$461.0	$895.1	$550.1	$517.8	$432.5

Coverage of fixed charges	3.76	3.39	4.63	3.06	2.95	2.54

Preferred dividend requirements	$3.8	$5.0	$5.5	$8.9	$18.0	$16.5

Ratio of pre-tax income to net income	1.67	1.67	2.01	1.63	1.62	1.59

Preferred dividend factor	$ 6.3	$ 8.4	$ 11.1	$ 14.5	$ 29.2	$ 26.2

Total fixed charges and preferred dividends	$ 82.1	$144.3	$204.4	$194.0	$204.8	$196.5

Coverage of combined fixed charges and preferred dividends	3.48	3.20	4.38	2.84	2.53	2.20

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the nine months ended September 30, 2002, and for each of the years 2001 through 1997, on a consolidated basis, are as follows.

Nine Months Ended September 30, 2002		For the Year Ended December 31,
		2001	2000	1999	1998	1997
		(Dollar Amounts in Millions)

Net income*	$142.8	$192.3	$369.1	$256.7	$234.8	$179.8
Taxes based on income	51.2	83.5	341.2	114.5	122.3	65.6

Income before taxes	194.0	275.8	710.3	371.2	357.1	245.4

Fixed charges:
Interest charges	96.9	166.4	230.7	208.7	208.6	216.1
Interest factor in rentals	7.2	23.8	23.6	23.8	24.0	23.7

Total fixed charges	104.1	190.2	254.3	232.5	232.6	239.8

Competitive subsidiary capitalized interest	-	(2.7)	(3.9)	(1.8)	(0.6)	(0.5)

Income before income taxes and fixed charges	$298.1	$463.3	$960.7	$601.9	$589.1	$484.7

Coverage of fixed charges	2.86	2.44	3.78	2.59	2.53	2.02

Preferred dividend requirements	$ 3.8	$ 5.0	$ 5.5	$ 8.9	$ 18.0	$ 16.5

Ratio of pre-tax income to net income	1.36	1.43	1.92	1.45	1.52	1.36

Preferred dividend factor	$ 5.1	$ 7.2	$10.6	$12.9	$27.4	$22.4

Total fixed charges and preferred dividends	$109.2	$197.4	$264.9	$245.4	$260.0	$262.2

Coverage of combined fixed charges and preferred dividends	2.73	2.35	3.63	2.45	2.27	1.85
* Adjusted to remove the impact of POM's loss from equity investment amounts.

Exhibit 99
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

November 13, 2002	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
November 13, 2002	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer