Form 10-Q
period 2004-09-30
POTOMAC ELECTRIC POWER CO
filed 2004-11-09
CIK 79732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2004
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. (Pepco Holdings or PHI), a Delaware corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	52-2297449
001-01072	POTOMAC ELECTRIC POWER COMPANY (Pepco), a District of Columbia and Virginia corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	53-0127880
001-01405	DELMARVA POWER & LIGHT COMPANY (DPL), a Delaware and Virginia corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	51-0084283
001-03559	ATLANTIC CITY ELECTRIC COMPANY (ACE), a New Jersey corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	21-0398280
333-59558	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (ACE Funding), a Delaware limited liability company P.O. Box 15597 Wilmington, Delaware 19850 Telephone: (202)872-2000	51-0408521
Continued ________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Pepco Holdings	Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Pepco	Serial Preferred Stock, $50 par value

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

Indicate by check mark whether Pepco Holdings is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No .
Pepco, DPL, ACE, and ACE Funding are not accelerated filers.

     DPL, ACE and ACE Funding meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at September 30, 2004
Pepco Holdings	187,924,302 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value)(b)
ACE Funding	None (c)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.
(c)	All voting and non-voting common equity is owned by ACE.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

________________________________________________________________________________
GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AOCI	Accumulated Other Comprehensive Income
Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
APB	Accounting Principles Board Opinion
APBO	Accumulated Post-Retirement Benefit Obligation
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
BGS	Basic generation service (the supply of energy to customers in New Jersey who have not chosen a competitive supplier)
BTP	Bondable Transition Property
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI which is a PUHCA holding company and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Conectiv Power Delivery (CPD)	The trade name under which DPL and ACE conduct their power delivery operations
CT	Combustion turbine
DCPSC	District of Columbia Public Service Commission
Debentures	Junior Subordinated Debentures
Delivery revenue	Revenue Pepco receives for delivering energy to its customers
District Court	U.S. District Court for the Northern District of Texas
DMEC	Delaware Municipal Electric Corporation
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
ESS	Electricity Supply Service
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
FIN 46	FASB Interpretation No. 46, entitled "Consolidation of Variable Interest Entities"
FIN 46R	FASB Interpretation No. 46 (revised December 2003), entitled "Consolidation of Variable Interest Entities"
FirstEnergy	FirstEnergy Corp., formerly Ohio Edison
FirstEnergy PPA	PPAs between Pepco and FirstEnergy Corp. and Allegheny Energy, Inc.
FSP	FASB Staff Position
FSP 106-2	FASB Staff Position 106-2, entitled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"
i _________________________________________________________________________________
Term	Definition
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Recovery
GPC	Generation Procurement Credit
LTIP	Long-Term Incentive Plan
Mirant	Mirant Corporation and certain of its subsidiaries
Mirant Pre-Petition Obligations	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related Obligations
MPSC	Maryland Public Service Commission
MTC	Market transition charge
NJBPU	New Jersey Board of Public Utilities
NJBPU Financing Orders	Bondable stranded costs rate orders issued by the NJBPU
NJDEP	New Jersey Department of Environmental Protection
NUG	Non-utility generator
OCI	Other Comprehensive Income
OPC	Office of the People's Counsel
Other energy commodity activities	The competitive energy segments' commodity risk management and other energy market activities
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against Mirant
Pepcom	Pepco Communications, Inc.
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort (the supply of energy to customers who have not chosen a competitive supplier)
Power Delivery	PHI's Power Delivery Businesses
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA
Proprietary trading	Contracts entered into to take a view, capture market price changes, and/or put capital at risk
PUHCA	Public Utility Holding Company Act of 1935
RARC	Regulatory Asset Recovery Charge
RCN	RCN Corporation
Regulated electric revenues	Revenues for delivery (transmission and distribution) service and electricity supply service
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and the Mirant Parties
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Statement of Financial Accounting Standards No. 5, entitled "Accounting for Contingencies"
SFAS No. 123	Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation"
SFAS No. 131	Statement of Financial Accounting Standards No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information"
ii _________________________________________________________________________________
Term	Definition
SFAS No. 133	Statement of Financial Accounting Standards No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 148	Statement of Financial Accounting Standards No. 148 entitled "Accounting For Stock-Based Compensation - Transition and Disclosure"
SFAS No. 150	Statement of Financial Accounting Standards No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SOS	Standard Offer Service (the supply of energy to customers in Maryland and the District of Columbia who have not chosen a competitive supplier)
Standard Offer Service revenue or SOS revenue	Revenue Pepco receives for the procurement of energy by Pepco for its SOS customers
Starpower	Starpower Communications, LLC
Stranded costs

Costs incurred by a utility in connection with providing service which would otherwise be unrecoverable in a competitive or restructured market. Such costs may include costs for generation assets, purchased power costs, and regulatory assets and liabilities, such as accumulated deferred income taxes.

TBC	Transition bond charge
T&D	Transmission and distribution
TPAs	Transition Power Agreements for Maryland and the District of Columbia between Pepco and Mirant
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VSCC	Virginia State Corporation Commission
iii _________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
_____________________________________________________________________________

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE	ACE Funding
Consolidated Statements of Earnings	3	33	48	59	72
Consolidated Statements of Comprehensive Income	4	N/A	N/A	N/A	N/A
Consolidated Balance Sheets	5	34	49	60	73
Consolidated Statements of Cash Flows	7	36	51	62	74
Notes to Consolidated Financial Statements	8	37	52	63	75
1 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
2 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions, except $ per share data)
Operating Revenue	$2,046.5	$2,130.6	$5,502.1	$5,757.7

Operating Expenses
Fuel and purchased energy	1,197.3	1,327.2	3,220.4	3,705.9
Other operation and maintenance	348.1	330.6	1,059.0	1,015.9
Depreciation and amortization	113.7	112.5	335.9	320.4
Other taxes	91.3	81.4	227.5	203.9
Deferred electric service costs	18.7	(0.9)	27.7	0.6
Impairment losses	-	-	-	52.8
Gain on sale of assets	(2.1)	(68.8)	(28.9)	(68.8)
Total Operating Expenses	1,767.0	1,782.0	4,841.6	5,230.7

Operating Income	279.5	348.6	660.5	527.0

Other Income (Expenses)
Interest and dividend income	1.2	3.7	8.0	18.6
Interest expense	(104.5)	(96.2)	(289.2)	(276.4)
Income (loss) from equity investments	1.6	(2.0)	14.4	(7.9)
Impairment loss on equity investment	-	-	(11.2)	-
Other income	6.8	7.7	17.2	30.4
Other expenses	(1.4)	(2.3)	(3.3)	(9.1)
Total Other Expenses	(96.3)	(89.1)	(264.1)	(244.4)

Preferred Stock Dividend Requirements of Subsidiaries	0.7	0.7	2.2	13.1

Income Before Income Tax Expense	182.5	258.8	394.2	269.5

Income Tax Expense	71.5	101.5	141.6	99.9

Income Before Extraordinary Item	111.0	157.3	252.6	169.6

Extraordinary Item (net of tax of $4.1 million for the nine months ended September 30, 2003)	-	-	-	5.9

Net Income	111.0	157.3	252.6	175.5

Retained Income at Beginning of Period	836.7	771.1	781.0	838.2

Dividends on Common Stock	(43.1)	(42.5)	(129.0)	(127.8)

Retained Income at End of Period	$ 904.6	$ 885.9	$ 904.6	$ 885.9

Average Common Shares Outstanding
Basic and Diluted	175.2	171.0	173.1	170.5

Basic and Diluted Earnings Per Share of Common Stock
Before extraordinary item	$.64	$.92	$1.46	$1.00
Extraordinary item	-	-	-	.03
Total	$.64	$.92	$1.46	$1.03

The accompanying Notes are an integral part of these Consolidated Financial Statements.
3 ____________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Net income	$111.0	$157.3	$252.6	$175.5
Other comprehensive income (loss), net of taxes
Unrealized gains (losses) on commodity derivatives designated as cash flow hedges
Unrealized holding (losses) arising during period	(0.9)	(32.3)	(7.2)	(15.3)
Less: reclassification adjustment for (losses) gains included in net earnings	(1.0)	(2.7)	1.2	20.8
Net unrealized gains (losses) on commodity derivatives	0.1	(29.6)	(8.4)	(36.1)
Realized gain on Treasury lock	2.9	2.9	8.8	8.8
Unrealized gains (losses) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding (losses) gains arising during period	(0.2)	1.5	(4.5)	(4.4)
Less: reclassification adjustment for (losses) included in net earnings	(6.7)	(2.0)	(9.4)	(3.3)
Net unrealized gains (losses) on interest rate swaps	6.5	3.5	4.9	(1.1)
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during period	0.1	4.0	(3.5)	5.7
Less: reclassification adjustment for gains included in net earnings	-	0.6	0.8	0.4
Net unrealized gains (losses) on marketable securities	0.1	3.4	(4.3)	5.3
Other comprehensive income (loss), before taxes	9.6	(19.8)	1.0	(23.1)
Income tax expense (benefit)	3.1	(8.1)	0.2	(7.4)
Other comprehensive income (loss), net of taxes	6.5	(11.7)	0.8	(15.7)
Comprehensive income	$117.5	$145.6	$253.4	$159.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.
4 ___________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 62.7	$ 91.8
Restricted cash	20.2	9.0
Restricted funds held by trustee	46.1	8.3
Marketable securities	6.3	28.7
Accounts receivable, less allowance for uncollectible accounts of $42.9 million and $43.5 million, respectively	1,301.6	1,136.3
Fuel, materials and supplies-at average cost	276.8	281.2
Prepaid expenses and other	87.9	73.6
Total Current Assets	1,801.6	1,628.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,430.5	1,432.3
Regulatory assets	1,402.5	1,497.6
Investment in finance leases held in trust	1,202.1	1,143.1
Investment in financing trusts	-	2.9
Prepaid pension expense	158.4	166.6
Other	510.1	541.0
Total Investments and Other Assets	4,703.6	4,783.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,930.5	10,747.2
Accumulated depreciation	(3,907.0)	(3,782.3)
Net Property, Plant and Equipment	7,023.5	6,964.9

TOTAL ASSETS	$13,528.7	$13,377.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
5 ____________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2004	December 31, 2003
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 1,114.6	$ 898.3
Accounts payable and accrued liabilities	634.5	699.6
Debentures issued to financing trust	-	25.8
Capital lease obligations due within one year	4.6	4.4
Interest and taxes accrued	71.0	96.8
Other	349.4	328.3
Total Current Liabilities	2,174.1	2,053.2

DEFERRED CREDITS
Regulatory liabilities	446.0	470.9
Income taxes	1,920.1	1,777.0
Investment tax credits	59.7	63.7
Other post-retirement benefit obligation	287.6	276.9
Other	253.1	284.9
Total Deferred Credits	2,966.5	2,873.4

LONG-TERM LIABILITIES
Long-term debt	4,203.0	4,588.9
Transition Bonds issued by ACE Funding	531.7	551.3
Debentures issued to financing trust	-	72.2
Mandatorily redeemable serial preferred stock	42.5	45.0
Capital lease obligations	123.3	126.8
Total Long-Term Liabilities	4,900.5	5,384.2

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	31.2	35.3
Redeemable serial preferred stock	27.9	27.9
Total preferred stock of subsidiaries	59.1	63.2

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares - 187,924,302 shares and 171,769,448 shares outstanding, respectively	1.9	1.7
Premium on stock and other capital contributions	2,557.2	2,246.6
Capital stock expense	(13.3)	(3.3)
Accumulated other comprehensive loss	(21.9)	(22.7)
Retained income	904.6	781.0
Total Shareholders' Equity	3,428.5	3,003.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,528.7	$13,377.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
6 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 252.6	$ 175.5
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(10.0)
Gain on sale of assets	(28.9)	(68.8)
Derivative activity	(42.3)	50.4
Depreciation and amortization	335.9	320.4
Impairment loss	11.2	52.8
Rents received from leveraged leases under income earned	(59.8)	(54.2)
Deferred income taxes	97.3	92.0
Investment tax credit adjustments, net	(4.0)	(4.0)
Changes in:
Accounts receivable	(193.3)	28.7
Fuel, materials and supplies	4.4	14.8
Regulatory assets and liabilities	9.7	(32.2)
Other deferred charges	20.9	(5.0)
Prepaid expenses	(1.5)	(27.5)
Prepaid pension costs	8.2	13.8
Accounts payable and accrued liabilities	70.0	(145.0)
Other deferred credits	3.5	(3.8)
Interest and taxes accrued	(49.2)	143.3
Derivative and energy trading contracts	(7.6)	(62.9)
Minority interest liability	(4.8)	(9.5)
Other post-retirement employee benefit obligation	17.8	16.5
Net Cash From Operating Activities	440.1	485.3

INVESTING ACTIVITIES
Investment in property, plant and equipment	(357.0)	(442.1)
Increase in bond proceeds held by trustee	(31.5)	-
Proceeds from combustion turbine contract cancellation	-	52.0
Proceeds from sale of assets	42.0	147.7
Proceeds from sales of marketable securities	52.7	359.8
Purchases of marketable securities	(33.9)	(355.6)
Proceeds from sales of other investments	15.1	11.5
Purchases of other investments	(0.2)	(7.8)
Changes in restricted cash	(11.2)	9.6
Net other investing activities	4.0	(3.0)
Net Cash Used By Investing Activities	(320.0)	(227.9)

FINANCING ACTIVITIES
Dividends paid on common stock	(129.0)	(127.8)
Dividends paid on preferred stock	(2.2)	(3.8)
Common stock issued	287.8	-
Common stock issued for the Dividend Reinvestment Plan	22.1	24.1
Redemption of preferred stock	(6.6)	(2.5)
Redemption of debentures issued to financing trust	(95.0)	-
Redemption of Trust Preferred Stock	-	(70.0)
Issuances of long-term debt	449.7	733.2
Reacquisition of long-term debt	(818.8)	(536.4)
Issuances (repayment) of short-term debt, net	171.5	(139.7)
Cost of issuances and financings	(25.1)	(13.2)
Net other financing activities	(3.6)	(4.3)
Net Cash Used By Financing Activities	(149.2)	(140.4)

Net (decrease) increase in Cash and Cash Equivalents	(29.1)	117.0
Cash and Cash Equivalents at Beginning of Period	91.8	73.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 62.7	$ 190.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
7 ____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC.
(1) ORGANIZATION
Pepco Holdings, Inc. (Pepco Holdings or PHI) is a diversified energy company that, through its operating subsidiaries, is engaged in three principal areas of business operations:
•	regulated power delivery,
•	non-regulated competitive energy generation, marketing and supply, and
•	other non-regulated activities consisting primarily of investments in energy-related assets.

     PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. As a registered public utility holding company, PHI requires SEC approval to, among other things, issue securities, acquire or dispose of utility assets or securities of utility companies and acquire other businesses. In addition, under PUHCA, transactions among PHI and its subsidiaries generally must be performed at cost and subsidiaries are prohibited from paying dividends out of an accumulated deficit or paid-in capital without SEC approval.

The following is a description of each of PHI's areas of operation.
Power Delivery

     The largest component of PHI's business is Power Delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. Additionally, PHI's Power Delivery business provides default electricity supply to customers who do not choose a competitive supplier on terms that vary depending on the service territory. PHI's Power Delivery business is conducted by its subsidiaries Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE), each of which is a regulated public utility in the jurisdictions in which it serves customers. DPL and ACE conduct their Power Delivery operations under the trade name Conectiv Power Delivery.

Competitive Energy

     PHI's competitive energy business provides non-regulated generation, marketing and supply of electricity and gas, and related energy management services, in the mid-Atlantic region. PHI's competitive energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services).

Other Non-Regulated

     This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom). PCI manages a portfolio of financial investments, which primarily includes energy leveraged leases. During the second quarter of 2003, PHI

8 ____________________________________________________________________________

announced the discontinuation of further new investment activity by PCI. Pepco Holdings, through Pepcom, holds a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation (RCN), which owns the other 50%.

     In the fourth quarter of 2003, Pepco Holdings recorded an impairment charge which reduced the carrying value of Pepcom's investment in Starpower to $39.2 million. The amount of the impairment charge was based on Pepco Holdings' intent to sell its investment and an assessment of the fair value of its investment at December 31, 2003. On July 28, 2004, Pepcom entered into a contract with a third party for the sale of its 50% interest in Starpower. Based on the sales price in the contract and the related selling costs, Pepcom recorded an additional impairment charge of $11.2 million in the second quarter of 2004 reducing the value of Pepco Holdings' equity investment in Starpower to $28 million at June 30, 2004.

     Under a right of first refusal provision in the Starpower joint venture operating agreement between Pepcom and RCN, RCN has the right to match a third party's offer and enter into an agreement to purchase Pepcom's interest in Starpower within 60 days from the receipt of an offer notice from Pepcom.

     On October 15, 2004, RCN notified Pepcom that it has elected to exercise its right of first refusal to match the third party offer and to purchase Pepcom's 50% interest in Starpower. As a result of RCN's election to purchase Pepcom's 50% interest in Starpower, Pepcom will be required to pay a break up fee of $1 million to the third party with which Pepcom entered into the July 28, 2004 contract. This break up fee will be payable upon closing of the sale to RCN of Pepcom's interest in Starpower.

The sale of Pepcom's interest in Starpower to RCN is subject to the receipt of all necessary regulatory approvals. At this time, the completion date for the sale has not been determined.
(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of September 30, 2004, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2004 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2004, since its Power Delivery subsidiaries' sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     Pepco Holdings applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These

9 ____________________________________________________________________________

provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of September 30, 2004 Pepco Holdings did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets; however, certain energy marketing obligations of Conectiv Energy were recorded as liabilities.

FIN 46

     On December 31, 2003, FIN 46 was implemented by Pepco Holdings. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact Pepco Holdings' financial condition or results of operations for the three or nine months ended September 30, 2004.

     As part of the FIN 46R evaluation, Pepco Holdings reviewed its subsidiaries' power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if the subsidiary's interest in each entity that is a counterparty to a PPA was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether Pepco Holdings' subsidiary was the primary beneficiary. Due to a variable element in the pricing structure of PPAs with four entities, including Pepco's agreement with Panda-Brandywine, L.P. (Panda), Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants of these entities and therefore have a variable interest in the entities. Pepco Holdings was unable to obtain sufficient information from these entities to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with these four entities in the quarters ended September 30, 2004 and 2003 were approximately $89 million and $88 million, respectively, of which approximately $82 million and $80 million, respectively, related to power purchases under the PPAs. Net purchase activities with these four entities for the nine months ended September 30, 2004 and 2003 were approximately $258 million and $247 million, respectively, of which approximately $236 million and $228 million, respectively related to power purchases under the PPAs. Net purchase activities with these four entities in the years ended December 31, 2003, 2002 and 2001 were approximately $326 million, $316 million and $318 million, respectively, of which approximately $299 million, $295 million and $302 million, respectively related to power purchases under the PPAs. Pepco Holdings' exposure to loss under the Panda PPA is discussed in Note (4) Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the remaining three PPAs because cost recovery will be achieved from its customers through regulated rates.

10 ____________________________________________________________________________
EITF 03-11

     On January 1, 2004, Pepco Holdings implemented EITF Issue No. 03-11 (EITF 03-11), "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.'" As a result of the implementation of this EITF, $67.0 million and $148.6 million of operating revenues and operating expenses related to certain of Conectiv Energy's energy contracts are reported on a net basis in the accompanying consolidated statements of earnings for the three and nine months ended September 30, 2004, respectively, as these energy contracts did not physically settle. Had EITF 03-11 been effective for the three and nine months ended September 30, 2003, Pepco Holdings' operating revenues and operating expenses would have been reduced by $88.9 million and $192.6 million, respectively. The implementation of EITF 03-11 did not have an impact on Pepco Holdings' financial condition or earnings.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended September 30, 2004 and 2003.

	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.0	$ 8.0	$ 2.1	$ 2.4
Interest cost	23.7	22.6	8.7	8.2
Expected return on plan assets	(31.1)	(26.3)	(2.4)	(2.1)
Amortization of prior service cost	.3	.3	(.5)	-
Amortization of net loss	1.6	3.3	2.8	2.0
Net periodic benefit cost	$ 3.5	$ 7.9	$10.7	$10.5
The following Pepco Holdings information is for the nine months ended September 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 27.0	$ 24.6	$ 6.4	$ 6.9
Interest cost	71.0	69.6	26.6	24.0
Expected return on plan assets	(93.2)	(80.1)	(7.5)	(6.1)
Amortization of prior service cost	.8	.8	(1.3)	-
Amortization of net loss	4.9	10.3	8.5	5.9
Net periodic benefit cost	$ 10.5	$ 25.2	$32.7	$30.7

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

11 ____________________________________________________________________________
Pension

     The 2004 pension net periodic benefit cost for the three months ended September 30, of $3.5 million includes $1.9 million for Pepco, $1.8 million for ACE, and $(2.2) million for DPL. The 2004 pension net periodic benefit cost for the nine months ended September 30, of $10.5 million includes $5.6 million for Pepco, $5.3 million for ACE, and $(6.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended September 30, of $7.9 million includes $3.8 million for Pepco, $2.6 million for ACE, and $(.7) million for DPL. The 2003 pension net periodic benefit cost for the nine months ended September 30, of $25.2 million includes $14.1 million for Pepco, $9.0 million for ACE, and $(3.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

    The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $3.5 million for Pepco, $2.9 million for ACE, and $2.5 million for DPL. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $12.5 million for Pepco, $7.8 million for ACE, and $7.1 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.5 million includes $4.5 million for Pepco, $2.5 million for ACE, and $2.2 million for DPL. The 2003 other post-retirement net periodic benefit cost for the nine months ended September 30, of $30.7 million includes $12.9 million for Pepco, $7.7 million for ACE, and $5.5 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The

12 ____________________________________________________________________________

Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the three and nine months ended September 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. PHI estimates that the annual post-retirement benefit cost is reduced by approximately $3.7 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 12 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     The effect of the subsidy on the three months ended September 30, 2004 other post-retirement net periodic benefit cost of $10.7 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the nine months ended September 30, 2004 other post-retirement net periodic benefit cost of $32.7 million is approximately a $2.8 million reduction due to the subsidy. Approximately $1.5 million is related to the amortization of the actuarial gain, and approximately $1.3 million is a subsidy-related reduction in interest cost on the APBO.

Summarized Income Statement Information for Starpower

     Pepco Holdings, through a subsidiary of Pepcom, owns a 50% interest in Starpower. Unaudited summarized financial information for Starpower for the three and nine months ended September 30, 2004, is as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	(Millions of Dollars)
Total Revenue	$19.5	$59.4
Cost of Sales	5.8	17.1
Gross Margin	13.7	42.3
Operating Expenses	10.2	30.8
Depreciation and Amortization and Other	6.8	19.7
Loss	$(3.3)	$(8.2)
As discussed in Note (1), Organization, herein, Pepcom has entered into a contract to sell its interest in Starpower.
Stock-Based Compensation

     The objective of Pepco Holdings' Long-Term Incentive Plan (the LTIP) is to increase shareholder value by providing a long-term incentive to reward officers, key employees, and directors of Pepco Holdings and its subsidiaries and to increase the ownership of Pepco Holdings' common stock by such individuals. Any officer or key employee of Pepco Holdings or its subsidiaries may be designated by PHI's Board of Directors as a participant

13 ____________________________________________________________________________

in the LTIP. Under the LTIP, awards to officers and key employees may be in the form of restricted stock, options, performance units, stock appreciation rights, or dividend equivalents. No awards were granted during the three or nine months ended September 30, 2004.

     Pepco Holdings recognizes compensation costs for the LTIP based on the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates what the effect on net income and basic and diluted earnings per share would have been if Pepco Holdings had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions, except Per Share Data)
Net Income, as reported	$111.0	$157.3	$252.6	$175.5
Add: Total stock-based employee compensation cost, net of related tax effects, included in net income as reported	0.5	1.0	1.9	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.8)	(1.3)	(2.8)	(2.2)
Pro forma net income	$110.7	$157.0	$251.7	$174.5
Average common shares outstanding Basic and Diluted	175.2	171.0	173.1	170.5
Basic and diluted earnings per share as reported	$.64	$.92	$1.46	$1.03
Pro forma basic and diluted earnings per share	$.63	$.92	$1.46	$1.02
Issuance of Common Stock

     In September 2004, Pepco Holdings sold 14,950,000 shares of common stock at $19.25 per share. Proceeds received on the transaction, net of issuance costs of $10.3 million, were $277.5 million. These proceeds, in combination with short-term debt, were used to pre-pay in its entirety a term loan in the amount of $335 million of Conectiv Bethlehem, LLC.

Debt

     In July 2004, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $650 million. This agreement replaces a $550 million 364-day credit agreement that was entered into on July 29, 2003. The respective companies also are parties to a three-year credit agreement that was entered into in July 2003 and terminates in July 2006 with an aggregate borrowing limit of $550 million. Pepco Holdings' credit limit under these agreements is $700 million and the credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of short-term debt authorized by the applicable regulatory authority, except

14 ____________________________________________________________________________

that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under the agreements may not exceed $500 million. The credit agreements primarily serve as a source of liquidity to support the commercial paper programs of the respective companies. The companies can also borrow funds for general corporate purposes and issue letters of credit under the Agreements. The credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

In July 2004, ACE Funding paid at maturity $4.0 million of 2.89% Transition Bonds.
In August 2004, Pepco repurchased 65,000 shares of its $2.28 series, par value $50.00 per share preferred stock at an average price of $45.50 per share.

     In August 2004, on behalf of ACE, the Pollution Control Financing Authority of Salem County, New Jersey issued $23.15 million of insured auction rate tax-exempt bonds due 2029 and loaned the proceeds to ACE. ACE's obligations under the insurance agreement are secured by a like amount of ACE First Mortgage Bonds. In September 2004, ACE used the proceeds to redeem $23.15 million of 6.15% First Mortgage Bonds due 2029 at 102%.

     In August 2004, on behalf of ACE, the Pollution Control Financing Authority of Cape May County, New Jersey issued $25 million of Series 2004A and $6.5 million of Series 2004B insured auction rate tax-exempt bonds due 2029 and loaned the proceeds to ACE. ACE's obligations under the insurance agreement are secured by a like amount of ACE First Mortgage Bonds. In November 2004, ACE used the proceeds to redeem $25 million of 7.2% First Mortgage Bonds due 2029 at 102% and $6.5 million of 7.0% First Mortgage Bonds due 2029 at 102%.

     In September 2004, Conectiv Bethlehem prepaid its entire $335 million term loan due 2006. Additionally, Conectiv Bethlehem paid $6.8 million to unwind an interest rate swap agreement that had converted a portion of the variable interest rate on the term loan balance to a fixed rate. Approximately $6.0 million in unamortized debt issuance costs related to the term loan were expensed at the time of the loan repayment.

In September 2004, Pepco repurchased 16,400 shares of its $2.28 series preferred stock, par value $50.00 per share, at an average price of $47.25 per share.
In September 2004, Pepco redeemed $2.5 million, or 50,000 shares, of its $3.40 Serial Preferred Stock Series of 1992 pursuant to mandatory sinking fund provisions.
15 ____________________________________________________________________________
Effective Tax Rate

     PHI's effective tax rate for the three months ended September 30, 2004 was 38.9% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended September 30, 2003 was 39.0% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the nine months ended September 30, 2004 was 35.5% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated return regulations by a local taxing authority, which is the primary reason for the lower effective tax rate as compared to 2003) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the nine months ended September 30, 2003 was 36.4% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

(3) SEGMENT INFORMATION

     Based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its reportable segments at September 30, 2004 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Prior to December 31, 2003, Pepco Holdings' Power Delivery business consisted of two reportable segments, Pepco and Conectiv Power Delivery. However, with the continued integration of the Power Delivery businesses, effective January 1, 2004 these two businesses represent a single segment. Additionally, during the quarter ended March 31, 2004, Pepco Holdings transferred several operating businesses from one reportable segment to another in order to better align their operations going forward. In accordance with the provisions of SFAS No. 131, results for the three and nine months ended September 30, 2003 have been reclassified to conform to the current period segment presentation. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Pepco Holdings' consolidated results through the "Corporate and Other" column. Segment financial information for the three and nine months ended September 30, 2004 and 2003, is as follows.

16 ____________________________________________________________________________

	For the Three Months Ended September 30, 2004 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,314.0		$648.9	(b)	$301.4	$ 21.6	$ (239.4)	$ 2,046.5
Operating Expense	1,118.0	(b)	596.8		297.5	0.1	(245.4)	1,767.0
Operating Income	196.0		52.1		3.9	21.5	6.0	279.5
Interest Expense	41.8		19.8	(c)	2.8	10.8	29.3	104.5
Income Taxes	63.0		13.1		0.9	1.3	(6.8)	71.5
Net Income (loss)	$ 95.4		$ 19.8		$ 1.2	$ 9.5	$ (14.9)	$ 111.0
Total Assets	$8,548.3		$1,956.4		$557.2	$1,379.9	$1,086.9	$13,528.7
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, the line item in this column for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $158.7 million for the three months ended September 30, 2004.
(c)	Includes $12.8 million of expenses associated with the pre-payment of the Bethlehem debt.

	For the Three Months Ended September 30, 2003 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,269.1		$ 786.8	(b)	$290.6	$ 26.0	$ (241.9)	$ 2,130.6
Operating Expense	1,068.6	(b),(c)	743.8		282.7	(64.9)(d)	(248.2)	1,782.0
Operating Income	200.5		43.0		7.9	90.9	6.3	348.6
Interest Expense	49.2		5.5		2.4	12.9	26.2	96.2
Income Taxes	64.9		15.4		2.8	24.6	(6.2)	101.5
Net Income (loss)	$ 95.6		$ 23.1		$ 3.6	$ 50.4	$ (15.4)	$ 157.3
Total Assets	$8,080.4		$1,907.6		$530.3	$1,533.4	$1,355.1	$13,406.8
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, the line item in this column for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $207.9 million for the three months ended September 30, 2003.
(c)	Amount includes a reserve of $14.5 million recorded against a delinquent receivable from Mirant.
(d)	Amount includes the gain of $68.8 million on the sale of the Edison Place office building.

17 ____________________________________________________________________________

	For the Nine Months Ended September 30, 2004 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$3,426.7		$1,802.1	(b)	$855.6	$66.9	$ (649.2)	$ 5,502.1
Operating Expense	2,957.1	(b),(c)	1,700.2		844.0	(1.6)(d)	(658.1)	4,841.6
Operating Income	469.6		101.9		11.6	68.5	8.9	660.5
Interest Expense	132.8		32.9	(e)	3.9	31.0	88.6	289.2
Income Taxes (f)	142.1		32.6		2.1	(5.8)	(29.4)	141.6
Net Income (loss)	$ 208.7		$ 49.4	(g)	$ 7.6	$36.5 (h)	$ (49.6)	$ 252.6
Total Assets	$8,548.3		$1,956.4		$557.2	$1,379.9	$1,086.9	$13,528.7
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, the line item in this column for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $456.0 million for the nine months ended September 30, 2004.
(c)

Power Delivery recognized a $14.4 million gain from the condemnation settlement associated with the transfer of certain distribution assets in Vineland, New Jersey. Also, Power Delivery recorded a $6.6 million gain from the sale of non-utility land during the first quarter of 2004.

(d)	Other Non-Regulated recorded an $8.0 million gain from the sale of PCI's final three aircraft.
(e)	Includes $12.8 million of expenses associated with the pre-payment of the Bethlehem debt.
(f)

In February 2004, a local jurisdiction issued final consolidated tax return regulations, which were retroactive to 2001. Under these regulations, Pepco Holdings (parent) and other affiliated companies doing business in this location, now have the necessary guidance to file a consolidated income tax return. This allows Pepco Holdings' subsidiaries with taxable losses to utilize those losses against tax liabilities of Pepco Holdings' companies with taxable income. During the first quarter of 2004, Pepco Holdings and its subsidiaries recorded the impact of the new regulations of $13.1 million for the period of 2001 through 2003.

(g)	Conectiv Energy recognized an $11.2 million pre-tax gain ($6.6 million after-tax) from the disposition of a joint venture associated with the Vineland co-generation facility.
(h)	This amount includes the $11.2 million pre-tax impairment charge ($7.3 million after-tax) to reduce the value of the Starpower investment to $28 million at June 30, 2004.
18 ____________________________________________________________________________
	For the Nine Months Ended September 30, 2003 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other		PHI Cons.
Operating Revenue	$3,149.7		$2,318.5	(b),(d)	$871.6	$ 78.4	$ (660.5)		$5,757.7
Operating Expense	2,719.0	(b),(e),(g)	2,416.2	(c)	867.9	(56.6)(f)	(715.8)	(c)	5,230.7
Operating Income (loss)	430.7		(97.7)		3.7	135.0	55.3		527.0
Interest Expense	140.4		13.3		6.9	40.4	75.4		276.4
Income Taxes	124.3		(43.6)		0.3	26.1	(7.2)		99.9
Extraordinary item (net of tax expense of $4.1 million)	5.9	(h)	-		-	-	-		5.9
Net Income (loss)	$ 188.7		$ (62.7)		$ 1.3	$ 68.5	$ (20.3)		$ 175.5
Total Assets	$8,080.4		$1,907.6		$530.3	$1,533.4	$1,355.1		$13,406.8
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, the line item in this column for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $515.5 million for the nine months ended September 30, 2003.
(c)

Conectiv Energy's results include a charge of $110.7 million related to a combustion turbine (CT) cancellation. This unfavorable impact at Conectiv Energy is partially offset by $57.9 million in Corp. & Other related to the reversal of a purchase accounting fair value adjustment made on the date of the merger related to the CT contract that was cancelled.

(d)	This amount includes the unfavorable impact resulting from net trading losses of approximately $44 million incurred prior to the cessation of proprietary trading.
(e)	Amount includes a reserve of $14.5 million recorded against a delinquent receivable from Mirant.
(f)	Amount includes the gain of $68.8 million on the sale of the Edison Place office building.
(g)	Amount includes a charge of $27.5 million related to ACE's New Jersey deferral disallowance.
(h)	This amount represents the favorable impact related to ACE's accrual reversal.

19 ____________________________________________________________________________

(4) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Note (4), Commitments and Contingencies, to the financial

20 _____________________________________________________________________________
statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and the Federal Energy Regulatory Commission (FERC), in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." On October 4, 2004, the District Court issued an order stating that the District Court will retain jurisdiction over the matter and invited parties to submit comments on the appropriate standard to be applied in determining whether to grant Mirant's rejection motion. All parties submitted comments. On November 3, 2004, the District Court issued an order stating that the Court concluded that the "separate agreement" issue (i.e., whether the PPA-Related Obligations are severable from the Asset Purchase and Sale Agreement) relating to the sale of Pepco's generation assets should be resolved before the District Court deals further with the issue of the standard to be applied in determining whether the motion to reject should be granted. The order permits the parties to submit further evidentiary material related to the separate agreement issue.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $118.8 million as of November 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed

21 _____________________________________________________________________________

its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected in the Bankruptcy Court. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made. However, Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, the expensed amounts would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.0 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $9 million for the remainder of 2004, and $33 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 18.4 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 8.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $8 million for the remainder of 2004, $35 million in 2005, and $35 million in 2006 and approximately $35 million to $48 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its

22 _____________________________________________________________________________

shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Federal Tax Legislation Affecting Cross-border=0Leases

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (FSC-ETI Bill, H.R. 4520). This legislation provides, in part, new passive loss limitation rules that will be applied prospectively to leases (including cross-border=0leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). The assets of PCI include a cross-border=0energy lease portfolio with a book value of approximately $1.2 billion at September 30, 2004. Cross-border=0leases are leases by a U.S. taxpayer of property located in a foreign country. All of PCI's cross-border=0leases are with tax indifferent parties and were entered into prior to 2004. Therefore, the legislation, as finally enacted, will not affect PCI's existing leases. Although this legislation is prospective in nature, it does not prohibit the Internal Revenue Service from challenging prior leasing transactions.

PHI Potential Earnings Charge Relating to Additional Tax Liability

     PHI files a consolidated federal income tax return. PHI's federal income tax liabilities for Pepco legacy companies for all years through 2000, and for Conectiv legacy companies for all years through 1997, have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The Internal Revenue Service (IRS), as part of its normal audit of PHI's income tax returns, has questioned whether PHI was entitled to certain tax deductions as the result of the adoption of a carry-over tax basis for a non-lease financial asset acquired in 1998 by a subsidiary of PHI. If the position asserted by the IRS were to prevail and the deductions were disallowed, PHI may be required to take a charge to earnings for financial reporting purposes due to the reversal of the tax benefits recognized in prior periods (including years

23 _____________________________________________________________________________

1998 through 2000, which remain open due to net operating loss carrybacks). At September 30, 2004, the amount of this potential charge consisted of approximately $16.3 million reflecting the reversal of the tax benefits and approximately $3 million of estimated interest on the additional taxes owed. PHI is in discussions with the IRS regarding a settlement of this matter; however the ultimate outcome and financial effect are not known at this time.

Rate Proceedings

     For a discussion of the history of ACE's proceeding filed with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates and Regulatory Asset Recovery Charge (RARC) in New Jersey, see Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The Ratepayer Advocate and Staff of the NJBPU filed their briefs in this proceeding in August 2004. The Ratepayer Advocate's brief supported its earlier proposal of an annual rate decrease of $4.5 million. The Staff's brief, however, stated for the first time its position calling for an overall decrease of $10.8 million. Reply briefs were filed on August 23, 2004. Settlement discussions between ACE, the NJBPU Staff and the Ratepayer Advocate have been ongoing. ACE cannot predict the outcome of this proceeding.

     For a discussion of the history of Phase II to ACE's base rate proceeding, see Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. In August 2004, the Ratepayer Advocate filed testimony proposing a cost-sharing mechanism related to the operation and maintenance costs of the B. L. England generating facility and also proposing the disallowance and/or continued deferral of approximately $30.7 million of previously deferred costs related to industry restructuring, the divestiture efforts related to the ACE's fossil generating assets, the arbitration proceeding with an unaffiliated non-utility generator, and capacity purchases from an affiliate. ACE cannot predict the outcome of this proceeding.

     On August 31, 2004, ACE filed requests with the NJBPU proposing changes to its Transition Bond Charge (TBC), its Market Transition Charge - Tax rate (MTC-Tax), and its Basic Generation Service (BGS) Reconciliation charges. The net impact of these rate changes will be a decrease in ACE's annual revenues of approximately 1.5%. All of these rate changes were implemented on October 1, 2004.

     On October 1, 2004, DPL submitted its annual Gas Cost Rate (GCR) filing to the DPSC. In its filing, DPL seeks to increase its GCR by approximately 16.8% in anticipation of increasing natural gas commodity costs. The GCR, which permits DPL to recover its procurement gas costs through customer rates, becomes effective November 1, 2004 and is subject to refund pending evidentiary hearings. A final order is expected in the spring of 2005. DPL cannot predict the outcome of this proceeding.

Restructuring Deferral

     For a discussion of the history of ACE's restructuring deferral proceeding under the New Jersey Electric Discount and Energy Competition Act, see Note (14), Commitments and Contingencies to the financial statements of Pepco Holdings included in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003, and Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in

24 _____________________________________________________________________________

Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. In July 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the summary order issued in July 2003, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey, which hears appeals of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal and a Case Information Statement related to the July 2004 Final Decision and Order. ACE cannot predict the outcome of this appeal.

SOS and Default Service Proceedings
District of Columbia

     For a history of the Standard Offer Service (SOS) proceeding pending before the DCPSC, see Note (14), Commitments and Contingencies to the financial statements of Pepco Holdings included in Pepco Holdings' 2003 10-K/A and Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. In August 2004, the DCPSC issued an order adopting administrative charges for residential, small and large commercial DC SOS customers that are intended to allow Pepco to recover the administrative costs incurred to provide the SOS supply. The approved administrative charges include an average margin for Pepco of approximately $0.00248 per kilowatt hour, calculated based on total sales to residential, small and large commercial DC SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of DC SOS customers from each customer class and the load taken by such customers over the time period. The administrative charges will go into effect for Pepco's DC SOS sales beginning February 8, 2005. Pepco completed the first competitive procurement process for DC SOS at the end of October and filed the proposed new SOS rates with the DCPSC on November 3, 2004.

     The Transition Power Agreement (TPA) with Mirant under which Pepco obtains the DC SOS supply ends on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process provide for supply to begin on February 1, 2005. Pepco will procure power separately on the spot market to cover the period from January 23 through January 31, 2005, before the new DC SOS contracts begin. Consequently, Pepco will have to pay the difference between the procurement cost of power on the spot market and the current DC SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new DC SOS rates do not go into effect until February 8, 2005, Pepco will have to pay the difference between the procurement cost of power under the new DC SOS contracts and the current DC SOS rates charged to customers for the period from February 1 to February 7, 2005. The amount of the difference for these periods will depend on spot market power prices during the first period, weather, and the amount of DC SOS load that Pepco is serving. Pepco estimates that the total amount of the difference will be in the range from approximately $7.6 million to approximately $11.4 million. This difference, however, will be included in the calculation of the Generation Procurement Credit (GPC) for DC for the period February 8, 2004 through February 7, 2005. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earns providing SOS in the District of Columbia during the four-year period from February 8,

25 _____________________________________________________________________________

2001 through February 7, 2005. When the GPC is calculated, Pepco expects that the cost difference it will pay after the expiration of the Mirant TPA and before the new DC SOS rates go into effect will reduce to zero the margins earned from February 8, 2004 through February 7, 2005 that otherwise would have been shared between Pepco's customers and shareholders. The amount of the difference that exceeded such margins would be recorded on Pepco's books as a loss. In the event that Pepco were to ultimately realize a significant recovery from the Mirant bankruptcy estate associated with the TPA, the GPC would be recalculated, potentially reducing the amount of any loss recorded on Pepco's books.

Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer default service to customers in Virginia for an indefinite period until relieved of that obligation by the Virginia State Corporation Commission (VSCC). DPL currently obtains all of the energy and capacity needed to fulfill its default service obligations in Virginia under a supply agreement with Conectiv Energy. Conectiv Energy has served notice that the power supply agreement will terminate effective December 31, 2004. After conducting a competitive bid procedure, DPL has entered into a new supply agreement with Conectiv Energy, which was the lowest bidder, to provide wholesale power supply for DPL's Virginia default service customers. The new supply agreement commences January 1, 2005 and expires in May 2006. On October 26, 2004, DPL filed an application with the VSCC for approval to increase the rates that DPL charges its Virginia default service customers to allow it to recover its costs for power under the new supply agreement plus an administrative charge and an average margin of approximately $0.00179 per kilowatt hour, calculated based on total sales to residential and non-residential Virginia default service customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of Virginia default service customers from each customer class and the load taken by such customers over the time period. DPL cannot predict the outcome of this proceeding. Contemporaneously, DPL and Conectiv Energy jointly filed an application with the VSCC under Virginia's Affiliates Act requesting authorization for DPL to enter into a contract to purchase power from an affiliate. On October 29, 2004, Conectiv Energy also made a filing with FERC requesting authorization to enter into a contract to supply power to an affiliate.

Proposed Shut-Down of B.L. England Generating Station

     As discussed in Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, ACE filed a report in April 2004 with the NJBPU in compliance with the NJBPU order issued in September 2003. This report recommended that the B.L. England generating plant be shut down in accordance with the terms of the preliminary settlement agreement among PHI, Conectiv and ACE, the New Jersey Department of Environmental Protection and the Attorney General of New Jersey. In letters dated May and September 2004 to the PJM Interconnection, LLC (PJM), ACE informed PJM of its intent, as owner of the B.L. England generating plant, to retire the entire plant (447 MW) on December 15, 2007. PJM has completed its independent analysis to determine the upgrades required to eliminate any identified reliability problems resulting from the retirement of B.L. England and has recommended that certain transmission upgrades be installed prior to the summer of 2008. ACE's independent assessment confirmed that the

26 _____________________________________________________________________________

transmission upgrades identified by PJM are the transmission upgrades necessary to maintain reliability in the Atlantic zone after the retirement of B.L. England. The amount of the costs incurred by ACE to construct the recommended transmission upgrades that ACE would be permitted to recover from load serving entities that use ACE's transmission system would be subject to approval by FERC. The amount of construction costs that ACE would be permitted to recover from retail ratepayers would be determined in accordance with the treatment of transmission-related revenue requirements in retail rates under the jurisdiction of the appropriate state regulatory commission. ACE cannot predict how the recovery of such costs will ultimately be treated by FERC and the state regulatory commissions and, therefore, cannot predict the financial impact to ACE of installing the recommended transmission upgrades. However, in the event that the NJBPU makes satisfactory findings and grants other requested approvals concerning the retirement of B.L. England and approves the construction of the transmission upgrades required to maintain reliability in the Atlantic zone after such retirement, ACE expects to begin construction of the appropriate transmission upgrades while final decisions by FERC and state regulatory commissions concerning the methodology for recovery of the costs of such construction are still pending.

     On November 1, 2004, ACE made a filing with the NJBPU requesting approval of the transmission upgrades required to maintain reliability in the Atlantic zone after the retirement of B.L. England. Late in November or shortly thereafter, ACE will file a request that the NJBPU (i) make a finding that the retirement of the B.L. England generating station is prudent and (ii) approve the categories of costs that will be stranded costs associated with the retirement, dismantling and remediation of B.L. England. ACE cannot predict the outcome of these two proceedings.

Environmental Matters

     For a discussion of environmental matters involving Pepco Holdings and its subsidiaries, see Note (14), Commitments and Contingencies to the financial statements of Pepco Holdings included in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003 and Note (4), Commitments and Contingencies, to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) authorizes the Environmental Protection Agency (EPA) and, indirectly, the states, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as the owners and operators of such sites, may be deemed liable under CERCLA. Pepco, DPL and ACE each has been named by the EPA or a state environmental agency as a potentially responsible party at certain contaminated sites. In July 2004, DPL entered into an Administrative Consent Order with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former MGP operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The costs for completing the RI/FS for this site are expected to be approximately $150,000 between 2004 and 2005; however, the costs of cleanup resulting from the RI/FS are not determinable until the RI/FS is completed and an agreement with respect to

27 _____________________________________________________________________________
cleanup is reached with the MDE. DPL expects to complete the RI/FS in the first quarter of 2005.
Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2004, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$148.6	$ 1.3	$ -	$149.9
Energy procurement obligations of Pepco Energy Services (1)	5.0	-	-	5.0
Standby letters of credit of Pepco Holdings (2)	4.2	-	-	4.2
Guaranteed lease residual values (3)	-	6.4	-	6.4
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.1	-	4.1
Other (6)	14.9	4.0	5.3	24.2
Total	$185.8	$15.8	$5.3	$206.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under Basic Generation Service contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $4.2 million on behalf of subsidiaries' operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $4.2 million, Pepco Holdings does not expect to fund the full amount.

3.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2004, obligations under the guarantees were approximately $6.4 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the

28 _____________________________________________________________________________
residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.
4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.1 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
• Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
• Conectiv has guaranteed a subsidiary building lease of $4.0 million. Conectiv does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of September 30, 2004, the guarantees cover the remaining $3.2 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

Planned Workforce Reduction

     On November 5, 2004, PHI announced that its Power Delivery business will reduce its 4,200 employee work force by about 2% to 3% by the end of 2004. This work force reduction will be accomplished through a combination of retirements and targeted reductions. PHI expects to accrue approximately $8 to $11 million in the fourth quarter of 2004 for this work force reduction and existing severance plans.

Dividends
On October 28, 2004, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable December 31, 2004, to shareholders of record on December 10, 2004.
29 _____________________________________________________________________________
(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by subsequent pronouncements. See the "Accounting for Derivatives" discussion in Note 3 to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K/A for the year ended December 31, 2003, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     PHI's competitive energy segments use derivative instruments primarily to reduce their financial exposure to changes in the value of their assets and obligations due to commodity price fluctuations. The derivative instruments used by the competitive energy segments include forward contracts, futures, swaps, and exchange-traded and over-the-counter options. In addition, the competitive energy segments also manage commodity risk with contracts that are not classified as derivatives. The primary goal of these activities is to manage the spread between the cost of fuel used to operate electric generation plants and the revenue received from the sale of the power produced by those plants and manage the spread between retail sales commitments and the cost of supply used to service those commitments in order to ensure stable and known minimum cash flows and fix favorable prices and margins when they become available. To a lesser extent, Conectiv Energy also engages in market activities in an effort to profit from short-term geographical price differentials in electricity prices among markets. PHI collectively refers to these energy market activities, including its commodity risk management activities, as "other energy commodity" activities and identifies this activity separate from that of the discontinued proprietary trading activity described below.

     As of March 2003, Conectiv Energy ceased all proprietary trading activities, which generally consisted of the entry into contracts to take a view of market direction, capture market price change, and put capital at risk. PHI's competitive energy segments are no longer engaged in proprietary trading; however, the market exposure under certain contracts entered into prior to cessation of proprietary trading activities was not eliminated due to the illiquid market environment to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized.

     PHI and its subsidiaries also use derivative instruments from time to time to mitigate the effects of fluctuating interest rates on debt incurred in connection with the operation of their business. In June 2002, PHI entered into several treasury lock transactions in anticipation of the issuance of several series of fixed rate debt commencing in July 2002. Based on this transaction, there remains a loss balance of $48.9 million in Accumulated Other Comprehensive Income (AOCI) at September 30, 2004. The portion expected to be reclassified to earnings during the next 12 months is $7.0 million. In addition, interest rate swaps have been executed in support of PCI's medium-term note program.

     The table below provides detail on effective cash flow hedges under SFAS 133 included in PHI's consolidated balance sheet as of September 30, 2004. Under SFAS 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to AOCI. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

30 _____________________________________________________________________________
Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of September 30, 2004 (Dollars in Millions)
Contracts	Accumulated OCI (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$ 27.4	$ 29.0	43 months
Interest Rate	(49.3)	(7.4)	335 months
Total	$(21.9)	$ 21.6

     The following table shows, in millions of dollars, the pre-tax gain or (loss) recognized but not realized in earnings for cash flow hedge ineffectiveness for the nine months ended September 30, 2004 and 2003, and where they were reported in PHI's Consolidated Statements of Earnings during the period.

	September 30, 2004	September 30, 2003
Revenue	$(8.4)	$ 0.4
Cost of Goods Sold	.2	(3.9)
Total	$(8.2)	$(3.5)

     For the nine months ended September 30, 2004 and 2003, gains totaling $0.8 million ($0.5 million after-tax) and $6.8 million ($4.1 million after-tax), respectively, were reclassified out of other comprehensive income to earnings because the forecasted hedged transactions were deemed no longer probable.

     In connection with their other energy commodity activities and discontinued proprietary trading activities, PHI's competitive energy segments hold certain derivatives that do not qualify as hedges. Under SFAS 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are summarized in the following table, in millions of dollars, for the nine months ended September 30, 2004 and 2003.

	September 30, 2004	September 30, 2003
Proprietary Trading	$(0.2)	$(66.8)
Other Energy Commodity	16.5	14.0
Total	$16.3	$(52.8)
31 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
32 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)

Operating Revenue	$575.5	$518.4	$1,406.3	$1,221.9
Operating Expenses
Fuel and purchased energy	289.9	241.5	696.9	540.3
Other operation and maintenance	66.4	59.5	196.9	177.1
Depreciation and amortization	40.1	42.8	126.2	126.5
Other taxes	72.5	63.2	187.7	153.1
Gain on sale of asset	-	-	(6.6)	-
Total Operating Expenses	468.9	407.0	1,201.1	997.0
Operating Income	106.6	111.4	205.2	224.9
Other Income (Expenses)
Interest and dividend income	-	0.4	0.1	2.7
Interest expense	(19.4)	(20.3)	(59.8)	(58.9)
Other income	2.3	4.1	5.3	9.1
Other expenses	(0.3)	(0.8)	(1.0)	(4.0)
Total Other Expenses	(17.4)	(16.6)	(55.4)	(51.1)

Distributions on Preferred Securities of Subsidiary Trust	-	-	-	4.6

Income Before Income Tax Expense	89.2	94.8	149.8	169.2

Income Tax Expense	33.2	38.7	58.2	68.5

Net Income	56.0	56.1	91.6	100.7

Dividends on Redeemable Serial Preferred Stock	0.1	0.4	0.9	2.9

Earnings Available for Common Stock	55.9	55.7	90.7	97.8

Retained Income at Beginning of Period	495.8	463.9	505.3	468.9

Dividend of Investment to Pepco Holdings	-	-	(2.1)	-

Dividends paid to Pepco Holdings	(52.4)	(15.0)	(94.6)	(62.1)

Retained Income at End of Period	$499.3	$504.6	$ 499.3	$ 504.6

The accompanying Notes are an integral part of these Financial Statements.
33 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	September 30, 2004	December 31, 2003
ASSETS
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 10.9	$ 6.8
Accounts receivable, less allowance for uncollectible accounts of $19.0 million and $18.4 million, respectively	358.8	269.8
Materials and supplies - at average cost	43.6	44.9
Prepaid expenses and other	17.7	26.0
Total Current Assets	431.0	347.5
INVESTMENTS AND OTHER ASSETS
Regulatory assets	163.6	168.3
Prepaid pension expense	162.8	168.1
Other	119.4	108.6
Total Investments and Other Assets	445.8	445.0
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,842.4	4,694.5
Accumulated depreciation	(1,919.9)	(1,769.6)
Net Property, Plant and Equipment	2,922.5	2,924.9
TOTAL ASSETS	$3,799.3	$3,717.4

The accompanying Notes are an integral part of these Financial Statements.
34 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	September 30, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDER'S EQUITY
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 191.9	$ 107.5
Accounts payable and accrued liabilities	158.0	159.9
Capital lease obligations due within one year	4.4	4.2
Interest and taxes accrued	73.0	43.5
Other	74.6	103.8
Total Current Liabilities	501.9	418.9
DEFERRED CREDITS
Regulatory liabilities	184.4	200.1
Income taxes	716.1	644.9
Investment tax credits	19.1	20.6
Other post-retirement benefit obligation	49.0	44.4
Other	28.5	39.9
Total Deferred Credits	997.1	949.9

LONG-TERM LIABILITIES
Long-term debt	1,098.1	1,130.4
Mandatorily redeemable serial preferred stock	42.5	45.0
Capital lease obligations	122.7	126.1
Total Long-Term Liabilities	1,263.3	1,301.5

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	31.2	35.3
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 100 shares outstanding	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	499.3	505.3
Total Shareholder's Equity	1,005.8	1,011.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,799.3	$3,717.4

The accompanying Notes are an integral part of these Financial Statements.
35 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 91.6	$100.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	126.2	126.5
Deferred income taxes	18.4	11.4
Investment tax credit adjustments	(1.5)	(1.5)
Gain on sale of asset	(6.6)	-
Changes in:
Accounts receivable	(91.1)	(117.9)
Proceeds received on note receivable from affiliate	-	110.4
Proceeds received on accounts receivable from affiliate	-	31.2
Regulatory assets and liabilities	(19.2)	(34.2)
Prepaid expenses	17.6	(12.5)
Accounts payable and accrued liabilities	25.1	16.8
Other post-retirement benefit obligation	4.6	5.3
Materials and supplies	1.3	0.6
Prepaid pension costs	5.3	27.7
Other deferred charges and other	0.8	(4.6)
Other deferred credits	(11.3)	(22.2)
Interest and taxes accrued	29.4	45.4
Net Cash From Operating Activities	190.6	283.1

INVESTING ACTIVITIES
Investment in property, plant and equipment	(146.7)	(167.1)
Proceeds from sale of asset	22.0	-
Net Cash Used By Investing Activities	(124.7)	(167.1)

FINANCING ACTIVITIES
Dividend to Pepco Holdings	(94.6)	(62.1)
Dividends paid on preferred stock	(0.9)	(2.9)
Redemption of preferred stock	(6.6)	(2.5)
Issuances of long-term debt	275.0	-
Reacquisition of long-term debt	(210.0)	(155.0)
(Repayment)/Issuances of short-term debt, net	(15.6)	103.1
Cost of issuances and financings	(9.1)	(5.1)
Net Cash Used By Financing Activities	(61.8)	(124.5)

Net Increase (Decrease) in Cash and Cash Equivalents	4.1	(8.5)
Cash and Cash Equivalents at Beginning of Period	6.8	18.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 10.9	$ 9.7

The accompanying Notes are an integral part of these Financial Statements.

36 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Additionally, Pepco provides default electricity supply to customers who do not choose a competitive supplier. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI).

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of September 30, 2004, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     Pepco applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of September 30, 2004, Pepco did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its balance sheets.

FIN 46

     On December 31, 2003, FIN 46 was implemented by Pepco. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. The implementation of FIN 46R (including the evaluation of

37 _____________________________________________________________________________
interests in purchase power arrangements) did not impact Pepco's financial condition or results of operations for the three or nine months ended September 30, 2004.

     As part of the FIN 46R evaluation, Pepco reviewed its power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if its interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether Pepco was the primary beneficiary. Due to a variable element in the pricing structure of its PPA with one entity, Panda-Brandywine, L.P. (Panda), Pepco potentially assumes the variability in the operations of the plant of this entity and therefore has a variable interest in the entity. However, due to Pepco's inability to obtain information considered to be confidential and proprietary from the entity, Pepco was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Power purchases related to the Panda PPA in the three months ended September 30, 2004 and 2003 were approximately $19 million and $20 million, respectively and for the nine months ended September 30, 2004 and 2003 were $58 million and $61 million, respectively. Power purchases related to the Panda PPA in the years ended December 31, 2003, 2002 and 2001 were approximately $80 million, $74 million and $75 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended September 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.0	$ 8.0	$ 2.1	$ 2.4
Interest cost	23.7	22.6	8.7	8.2
Expected return on plan assets	(31.1)	(26.3)	(2.4)	(2.1)
Amortization of prior service cost	.3	.3	(.5)	-
Amortization of net loss	1.6	3.3	2.8	2.0
Net periodic benefit cost	$ 3.5	$ 7.9	$10.7	$10.5
38 _____________________________________________________________________________
The following Pepco Holdings information is for the nine months ended September 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 27.0	$ 24.6	$ 6.4	$ 6.9
Interest cost	71.0	69.6	26.6	24.0
Expected return on plan assets	(93.2)	(80.1)	(7.5)	(6.1)
Amortization of prior service cost	.8	.8	(1.3)	-
Amortization of net loss	4.9	10.3	8.5	5.9
Net periodic benefit cost	$ 10.5	$ 25.2	$32.7	$30.7

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension

     The 2004 pension net periodic benefit cost for the three months ended September 30, of $3.5 million includes $1.9 million for Pepco. The 2004 pension net periodic benefit cost for the nine months ended September 30, of $10.5 million includes $5.6 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended September 30, of $7.9 million includes $3.8 million for Pepco. The 2003 pension net periodic benefit cost for the nine months ended September 30, of $25.2 million includes $14.1 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

    The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $3.5 million for Pepco. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $12.5 million for Pepco. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.5 million includes $4.5 million

39 _____________________________________________________________________________

for Pepco. The 2003 other post-retirement net periodic benefit cost for the nine months ended September 30, of $30.7 million includes $12.9 million for Pepco. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the three and nine months ended September 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. PHI estimates that the annual post-retirement benefit cost is reduced by approximately $3.7 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 12 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     The effect of the subsidy on the three months ended September 30, 2004 other post-retirement net periodic benefit cost of $10.7 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the nine months ended September 30, 2004 other post-retirement net periodic benefit cost of $32.7 million is approximately a $2.8 million reduction due to the subsidy. Approximately $1.5 million is related to the amortization of the actuarial gain, and approximately $1.3 million is a subsidy-related reduction in interest cost on the APBO.

Debt

     In July 2004, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $650 million. This agreement replaces a $550 million 364-day credit agreement that was entered into on July 29, 2003. The respective companies also are parties to a three-year credit agreement that was entered into in July 2003 and terminates in July 2006 with an aggregate borrowing limit of $550 million. Pepco Holdings' credit limit under these agreements is $700 million and the credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of short-term debt authorized by the applicable regulatory authority, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at

40 _____________________________________________________________________________

any given time under the agreements may not exceed $500 million. The credit agreements primarily serve as a source of liquidity to support the commercial paper programs of the respective companies. The companies can also borrow funds for general corporate purposes and issue letters of credit under the Agreements. The credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

In August 2004, Pepco repurchased 65,000 shares of its $2.28 series, par value $50.00 per share preferred stock at an average price of $45.50 per share.
In September 2004, Pepco repurchased 16,400 shares of its $2.28 series preferred stock, par value $50.00 per share, at an average price of $47.25 per share.
In September 2004, Pepco redeemed $2.5 million, or 50,000 shares, of its $3.40 Serial Preferred Stock Series of 1992 pursuant to mandatory sinking fund provisions.
Effective Tax Rate

     Pepco's effective tax rate for the three months ended September 30, 2004 was 36.9% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and changes in estimates related to tax liabilities of prior tax years subject to audit (which was the primary reason for the lower effective tax rate as compared to 2003).

     Pepco's effective tax rate for the three months ended September 30, 2003 was 40.5% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and certain removal costs.

     Pepco's effective tax rate for the nine months ended September 30, 2004 was 38.2% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and certain removal costs and changes in estimates related to tax liabilities of prior tax years subject to audit (which was the primary reason for the lower effective tax rate as compared to 2003).

41 _____________________________________________________________________________

     Pepco's effective tax rate for the nine months ended September 30, 2003 was 40.3% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and certain removal costs.

(3) SEGMENT INFORMATION
` In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Note (4), Commitments and Contingencies, to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated,

42 _____________________________________________________________________________

among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Note (4), Commitments and Contingencies, to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and the Federal Energy Regulatory Commission (FERC), in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." On October 4, 2004, the District Court issued an order stating that the District Court will retain jurisdiction over the matter and invited parties to submit comments on the appropriate standard to be applied in determining whether to grant Mirant's rejection motion. All parties submitted comments. On November 3, 2004, the District Court issued an order stating that the Court concluded that the "separate agreement" issue (i.e., whether the PPA-Related Obligations are severable from the Asset Purchase and Sale Agreement) relating to the sale of Pepco's generation assets should be resolved before the District Court deals further with the issue of the standard to be applied in determining whether the motion to reject should be granted. The order permits the parties to submit further evidentiary material related to the separate agreement issue.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from

43 _____________________________________________________________________________

Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $118.8 million as of November 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected in the Bankruptcy Court. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made. However, Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, the expensed amounts would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.0 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $9 million for the remainder of 2004, and $33 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 18.4 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 8.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $8 million for the remainder of 2004, $35 million in 2005, and $35 million in 2006 and approximately $35 million to $48 million annually thereafter through the 2021 contract termination date.

44 _____________________________________________________________________________

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Note (4), Commitments and Contingencies, to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Standard Offer Service
District of Columbia

     For a history of the Standard Offer Service (SOS) proceeding pending before the DCPSC, see Note (14), Commitments and Contingencies to the financial statements of Pepco included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2003 and Note (4), Commitments and Contingencies, to the financial statements of Pepco included in Pepco's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. In August 2004, the DCPSC issued an order adopting administrative charges for residential, small and large commercial DC SOS customers that are intended to allow Pepco to recover the administrative costs incurred to provide the SOS supply. The approved administrative charges include an average margin for Pepco of approximately $0.00248 per kilowatt hour,

45 _____________________________________________________________________________

calculated based on total sales to residential, small and large commercial DC SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of DC SOS customers from each customer class and the load taken by such customers over the time period. The administrative charges will go into effect for Pepco's DC SOS sales beginning February 8, 2005. Pepco completed the first competitive procurement process for DC SOS at the end of October and filed the proposed new SOS rates with the DCPSC on November 3, 2004.

     The TPA with Mirant under which Pepco obtains the DC SOS supply ends on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process provide for supply to begin on February 1, 2005. Pepco will procure power separately on the spot market to cover the period from January 23 through January 31, 2005, before the new DC SOS contracts begin. Consequently, Pepco will have to pay the difference between the procurement cost of power on the spot market and the current DC SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new DC SOS rates do not go into effect until February 8, 2005, Pepco will have to pay the difference between the procurement cost of power under the new DC SOS contracts and the current DC SOS rates charged to customers for the period from February 1 to February 7, 2005. The amount of the difference for these periods will depend on spot market power prices during the first period, weather, and the amount of DC SOS load that Pepco is serving. Pepco estimates that the total amount of the difference will be in the range from approximately $7.6 million to approximately $11.4 million. This difference, however, will be included in the calculation of the Generation Procurement Credit (GPC) for DC for the period February 8, 2004 through February 7, 2005. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earns providing SOS in the District of Columbia during the four-year period from February 8, 2001 through February 7, 2005. When the GPC is calculated, Pepco expects that the cost difference it will pay after the expiration of the Mirant TPA and before the new DC SOS rates go into effect will reduce to zero the margins earned from February 8, 2004 through February 7, 2005 that otherwise would have been shared between Pepco's customers and shareholders. The amount of the difference that exceeded such margins would be recorded on Pepco's books as a loss. In the event that Pepco were to ultimately realize a significant recovery from the Mirant bankruptcy estate associated with the TPA, the GPC would be recalculated, potentially reducing the amount of any loss recorded on Pepco's books.

Planned Workforce Reduction

     On November 5, 2004, PHI announced that its Power Delivery business, of which Pepco is a part, will reduce its 4,200 employee work force by about 2% to 3% by the end of 2004. This work force reduction will be accomplished through a combination of retirements and targeted reductions. PHI expects to accrue approximately $8 to $11 million in the fourth quarter of 2004 for this work force reduction and existing severance plans. The anticipated impact that this planned reduction will have on Pepco has not been determined.

46 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
47 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Operating Revenue
Electric	$295.1	$320.0	$794.3	$833.1
Gas	24.7	25.6	173.8	144.3
Total Operating Revenue	319.8	345.6	968.1	977.4
Operating Expenses
Fuel and purchased energy	198.6	219.5	518.7	551.4
Gas purchased	16.1	18.3	126.9	100.7
Other operation and maintenance	45.5	50.7	129.8	138.1
Depreciation and amortization	18.7	18.0	55.0	55.4
Other taxes	9.2	9.3	18.7	27.3
Total Operating Expenses	288.1	315.8	849.1	872.9
Operating Income	31.7	29.8	119.0	104.5
Other Income (Expenses)
Interest and dividend income	0.1	-	0.2	0.9
Interest expense	(7.7)	(9.3)	(24.7)	(28.1)
Other income	2.0	2.0	4.7	4.9
Other expense	(1.0)	(1.1)	(2.1)	(2.2)
Total Other Expenses	(6.6)	(8.4)	(21.9)	(24.5)

Distributions on Preferred Securities of Subsidiary Trust	-	-	-	2.8

Income Before Income Tax Expense	25.1	21.4	97.1	77.2

Income Tax Expense	11.0	8.4	40.7	30.4

Net Income	14.1	13.0	56.4	46.8

Dividends on Redeemable Serial Preferred Stock	0.2	0.3	0.7	0.8

Earnings Available for Common Stock	13.9	12.7	55.7	46.0

Retained Income at Beginning of Period	364.7	369.9	367.4	364.4

Dividends paid to Pepco Holdings	(13.7)	(11.9)	(58.2)	(39.7)

Retained Income at End of Period	$364.9	$370.7	$364.9	$370.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.
48 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 8.7	$ 4.9
Accounts receivable, less allowance for uncollectible accounts of $9.8 million and $10.1 million, respectively	177.2	163.2
Fuel, materials and supplies - at average cost	39.8	34.2
Prepaid expenses and other	12.9	14.4
Total Current Assets	238.6	216.7
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	145.8	150.3
Prepaid pension costs	202.4	195.4
Other	20.9	33.5
Total Investments and Other Assets	417.6	427.7
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,272.7	2,195.0
Accumulated depreciation	(741.9)	(687.0)
Net Property, Plant and Equipment	1,530.8	1,508.0
TOTAL ASSETS	$2,187.0	$2,152.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
49 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 264.6	$ 174.4
Accounts payable and accrued liabilities	44.6	52.7
Accounts payable to associated companies	46.6	36.9
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	29.1	23.0
Other	54.9	43.2
Total Current Liabilities	440.0	330.4
DEFERRED CREDITS
Regulatory liabilities	217.9	219.9
Income taxes	414.2	397.3
Investment tax credits	11.9	12.6
Above-market purchased energy contracts and other electric restructuring liabilities	35.3	42.7
Other	27.3	31.6
Total Deferred Credits	706.6	704.1

LONG-TERM LIABILITIES
Long-term debt	440.1	442.7
Debentures issued to financing trust	-	72.2
Capital lease obligations	.2	.4
Total Long-Term Liabilities	440.3	515.3

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares - 1,000 shares outstanding	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.0)	(10.0)
Retained income	364.9	367.4
Total Shareholder's Equity	578.4	580.9

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,187.0	$2,152.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
50 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$56.4	$ 46.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	55.0	55.4
Deferred income taxes	25.8	(2.4)
Investment tax credit adjustments, net	(0.7)	(0.7)
Changes in:
Accounts receivable	(14.1)	(10.1)
Regulatory assets and liabilities	5.9	(7.5)
Fuel, materials and supplies	(5.6)	(5.5)
Prepaid expenses and other	(5.2)	(3.3)
Above market supply contracts	(2.2)	(9.8)
Prepaid pension costs	(6.9)	(4.0)
Other post-retirement benefit obligation	7.1	5.5
Other deferred charges	1.2	0.1
Accounts payable and accrued liabilities	9.0	9.8
Other deferred credits	(4.3)	0.6
Interest and taxes accrued	6.1	(1.3)
Net Cash From Operating Activities	127.5	73.6
INVESTING ACTIVITIES
Investment in property, plant and equipment	(82.0)	(62.7)
Net other investing activities	-	0.2
Net Cash Used By Investing Activities	(82.0)	(62.5)
FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(58.2)	(39.7)
Preferred dividends paid	(0.7)	(0.8)
Issuances of short-term debt, net	89.9	53.5
Issuances of long-term debt	-	33.2
Repayment of long-term debt	(2.4)	(152.4)
Redemption of debentures issued to financing trust	(70.0)	-
Principal portion of capital lease payments	(0.1)	(0.1)
Cost of issuances and redemptions	(0.2)	(2.5)
Net Cash Used By Financing Activities	(41.7)	(108.8)

Net Increase (Decrease) In Cash and Cash Equivalents	3.8	(97.7)
Cash and Cash Equivalents at Beginning of Period	4.9	109.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 8.7	$ 12.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.
51 _____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Additionally, DPL provides default electricity supply to customers who do not choose a competitive supplier. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of DPL's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of September 30, 2004, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     DPL applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of September 30, 2004, DPL did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

52 _____________________________________________________________________________
FIN 46

     On December 31, 2003, FIN 46 was implemented by DPL. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. The implementation of FIN 46R did not impact DPL's financial condition or results of operations for the three or nine months ended September 30, 2004.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended September 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.0	$ 8.0	$ 2.1	$ 2.4
Interest cost	23.7	22.6	8.7	8.2
Expected return on plan assets	(31.1)	(26.3)	(2.4)	(2.1)
Amortization of prior service cost	0.3	0.3	(.5)	-
Amortization of net loss	1.6	3.3	2.8	2.0
Net periodic benefit cost	$ 3.5	$ 7.9	$10.7	$10.5
The following Pepco Holdings information is for the nine months ended September 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 27.0	$ 24.6	$ 6.4	$ 6.9
Interest cost	71.0	69.6	26.6	24.0
Expected return on plan assets	(93.2)	(80.1)	(7.5)	(6.1)
Amortization of prior service cost	0.8	0.8	(1.3)	-
Amortization of net loss	4.9	10.3	8.5	5.9
Net periodic benefit cost	$ 10.5	$ 25.2	$32.7	$30.7

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension

     The 2004 pension net periodic benefit cost for the three months ended September 30, of $3.5 million includes $(2.2) million for DPL. The 2004 pension net periodic benefit cost for the nine months ended September 30, of $10.5 million includes $(6.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended September 30, of $7.9 million includes $(.7) million for DPL. The 2003 pension net periodic benefit

53 _____________________________________________________________________________
cost for the nine months ended September 30, of $25.2 million includes $(3.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.
Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

    The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $2.5 million for DPL. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $7.1 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.5 million includes $2.2 million for DPL. The 2003 other post-retirement net periodic benefit cost for the nine months ended September 30, of $30.7 million includes $5.5 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the three and nine months ended September 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. PHI estimates that the annual post-retirement benefit cost is reduced by approximately $3.7 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 12 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected

54 _____________________________________________________________________________
prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     The effect of the subsidy on the three months ended September 30, 2004 other post-retirement net periodic benefit cost of $10.7 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the nine months ended September 30, 2004 other post-retirement net periodic benefit cost of $32.7 million is approximately a $2.8 million reduction due to the subsidy. Approximately $1.5 million is related to the amortization of the actuarial gain, and approximately $1.3 million is a subsidy-related reduction in interest cost on the APBO.

Debt

     In July 2004, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $650 million. This agreement replaces a $550 million 364-day credit agreement that was entered into on July 29, 2003. The respective companies also are parties to a three-year credit agreement that was entered into in July 2003 and terminates in July 2006 with an aggregate borrowing limit of $550 million. Pepco Holdings' credit limit under these agreements is $700 million and the credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of short-term debt authorized by the applicable regulatory authority, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under the agreements may not exceed $500 million. The credit agreements primarily serve as a source of liquidity to support the commercial paper programs of the respective companies. The companies can also borrow funds for general corporate purposes and issue letters of credit under the Agreements. The credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

Effective Tax Rate

     DPL's effective tax rate for the three months ended September 30, 2004 was 43.7% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit (which was the primary reason for the higher effective tax rate as compared to 2003) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits.

55 _____________________________________________________________________________

     DPL's effective tax rate for the three months ended September 30, 2003 was 39.2% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) partially offset by the flow-through of Deferred Investment Tax Credits.

     DPL's effective tax rate for the nine months ended September 30, 2004 was 41.9% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit and the flow-through of certain book tax depreciation differences (which was the primary reason for the higher effective tax rate as compared to 2003) partially offset by the flow-through of Deferred Investment Tax Credits.

     DPL's effective tax rate for the nine months ended September 30, 2003 was 39.4% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) partially offset by the flow-through of Deferred Investment Tax Credits.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.

     DPL's operating expenses and revenues include amounts for transactions with other PHI subsidiaries. DPL purchased electric energy, electric capacity and natural gas from PHI subsidiaries in the amounts of $135.7 million and $426.4 million for the three and nine months ended September 30, 2004 and $207.9 million and $515.5 million for the three and nine months ended September 30, 2003. DPL also sold natural gas and electricity and leased certain assets to other PHI subsidiaries. At September 30, 2004 and December 31, 2003, DPL had a payable to PHI subsidiaries related to these transactions totaling $44 million and $31 million, respectively.

(4) COMMITMENTS AND CONTINGENCIES
Rate Proceedings

     On October 1, 2004, DPL submitted its annual Gas Cost Rate (GCR) filing to the Delaware Public Service Commission. In its filing, DPL seeks to increase its GCR by approximately 16.8% in anticipation of increasing natural gas commodity costs. The GCR, which permits DPL to recover its procurement gas costs through customer rates, becomes effective November 1, 2004 and is subject to refund pending evidentiary hearings. A final order is expected in the spring of 2005. DPL cannot predict the outcome of the hearings.

Default Service Proceedings

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer default service to customers in Virginia for an indefinite period until relieved of that obligation by the Virginia State Corporation Commission (VSCC). DPL currently obtains all of the energy and capacity needed to fulfill its default service obligations in Virginia under a supply agreement with Conectiv Energy. Conectiv Energy has served notice that the power supply agreement will terminate effective December 31, 2004. After conducting a competitive bid procedure, DPL has entered into a new supply agreement with Conectiv Energy, which was the lowest bidder, to provide wholesale power

56 _____________________________________________________________________________

supply for DPL's Virginia default service customers. The new supply agreement commences January 1, 2005 and expires in May 2006. On October 26, 2004, DPL filed an application with the VSCC for approval to increase the rates that DPL charges its Virginia default service customers to allow it to recover its costs for power under the new supply agreement plus an administrative charge and an average margin of approximately $0.00179 per kilowatt hour, calculated based on total sales to residential and non-residential Virginia default service customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of Virginia default service customers from each customer class and the load taken by such customers over the time period. DPL cannot predict the outcome of this proceeding. Contemporaneously, DPL and Conectiv Energy jointly filed an application with the VSCC under Virginia's Affiliates Act requesting authorization for DPL to enter into a contract to purchase power from an affiliate. On October 29, 2004, Conectiv Energy also made a filing with FERC requesting authorization to enter into a contract to supply power to an affiliate.

Environmental Matters

     For a discussion of environmental matters involving DPL, see Note (13), Commitments and Contingencies to the financial statements of DPL included in DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003 and Note (4), Commitments and Contingencies, to the financial statements of DPL included in DPL's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) authorizes the Environmental Protection Agency (EPA) and, indirectly, the states, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as the owners and operators of such sites, may be deemed liable under CERCLA. DPL has been named by the EPA or a state environmental agency as a potentially responsible party at certain contaminated sites. In July 2004, DPL entered into an Administrative Consent Order with the Maryland Department of the Environment to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former MGP operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The costs for completing the RI/FS for this site are expected to be approximately $150,000 between 2004 and 2005; however, the costs of cleanup resulting from the RI/FS are not determinable until the RI/FS is completed and an agreement with respect to cleanup is reached with the MDE. DPL expects to complete the RI/FS in the first quarter of 2005.

Planned Workforce Reduction

     On November 5, 2004, PHI announced that its Power Delivery business, of which DPL is a part, will reduce its 4,200 employee work force by about 2% to 3% by the end of 2004. This work force reduction will be accomplished through a combination of retirements and targeted reductions. PHI expects to accrue approximately $8 to $11 million in the fourth quarter of 2004 for this work force reduction and existing severance plans. The anticipated impact that this planned reduction will have on DPL has not been determined.

57 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
58 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Operating Revenue	$420.6	$410.8	$1,058.8	$968.5

Operating Expenses
Fuel and purchased energy	254.1	255.8	641.4	605.5
Other operation and maintenance	45.4	54.3	143.2	155.2
Depreciation and amortization	37.8	34.1	104.2	89.6
Other taxes	7.4	7.8	16.8	19.9
Deferred electric service costs	18.7	(0.9)	27.7	0.6
Gain on sale of asset	-	-	(14.4)	-
Total Operating Expenses	363.4	351.1	918.9	870.8
Operating Income	57.2	59.7	139.9	97.7
Other Income (Expenses)
Interest and dividend income	0.4	0.8	1.6	5.8
Interest expense	(14.8)	(17.6)	(46.1)	(48.0)
Other income	1.5	2.5	5.2	6.4
Total Other Expenses	(12.9)	(14.3)	(39.3)	(35.8)

Distributions on Preferred Securities of Subsidiary Trust	-	-	-	1.8

Income Before Income Tax Expense	44.3	45.4	100.6	60.1

Income Tax Expense	18.7	18.4	41.9	23.8

Income Before Extraordinary Item	25.6	27.0	58.7	36.3

Extraordinary Item (net of $4.1 million of income taxes)	-	-	-	5.9

Net Income	25.6	27.0	58.7	42.2

Dividends on Redeemable Serial Preferred Stock	0.1	0.1	0.2	0.2

Earnings Available for Common Stock	25.5	26.9	58.5	42.0

Retained Income at Beginning of Period	186.9	146.3	159.6	153.9

Dividends paid to Pepco Holdings	-	(18.7)	(5.7)	(41.4)

Retained Income at End of Period	$212.4	$154.5	$ 212.4	$154.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
59 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 15.9	$ 114.1
Restricted funds held by trustee	46.1	8.3
Accounts receivable, less allowance for uncollectible accounts of $5.7 million and $5.3 million, respectively	211.8	167.7
Fuel, materials and supplies - at average cost	34.2	34.3
Prepaid taxes and other	20.3	5.3
Total Current Assets	328.3	329.7
INVESTMENTS AND OTHER ASSETS
Regulatory assets	1,093.2	1,179.1
Restricted funds held by trustee	12.3	1.6
Other	23.6	24.6
Total Investments and Other Assets	1,129.1	1,205.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,772.1	1,831.6
Accumulated depreciation	(667.5)	(790.1)
Net Property, Plant and Equipment	1,104.6	1,041.5
TOTAL ASSETS	$2,562.0	$2,576.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
60 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 188.5	$ 59.5
Debentures issued to financing trust	-	25.8
Accounts payable and accrued liabilities	86.2	81.9
Accounts payable to associated companies	12.1	12.6
Interest and taxes accrued	46.7	38.5
Other	41.2	39.7
Total Current Liabilities	374.7	258.0
DEFERRED CREDITS
Regulatory liabilities	43.8	51.0
Income taxes	497.2	514.7
Investment tax credits	22.9	24.4
Pension benefit obligation	42.3	37.1
Other post-retirement benefit obligation	44.4	43.6
Other	31.9	52.2
Total Deferred Credits	682.5	723.0

LONG-TERM LIABILITIES
Long-Term Debt	441.2	497.5
Transition Bonds issued by ACE Funding	531.7	551.3
Total Long-Term Liabilities	972.9	1,048.8

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, 8,546,017 and 12,886,853 shares outstanding, respectively	25.6	38.7
Premium on stock and other capital contributions	288.3	343.0
Capital stock expense	(0.6)	(0.8)
Retained income	212.4	159.6
Total Shareholder's Equity	525.7	540.5

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,562.0	$2,576.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
61 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 58.7	$ 42.2
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(10.0)
Gain on sale of asset	(14.4)	-
Depreciation and amortization	104.2	89.6
Investment tax credit adjustments	(1.5)	(1.5)
Deferred income taxes	(15.8)	(6.9)
Changes in:
Accounts receivable	(50.5)	(71.8)
Regulatory assets and liabilities	23.0	9.5
Fuel, materials and supplies	0.2	6.3
Prepaid New Jersey sales and excise taxes	(13.6)	(16.7)
Accounts payable and accrued liabilities	5.0	(1.4)
Above market supply contracts	(0.2)	(15.0)
Interest and taxes accrued	3.7	57.4
Prepaid pension costs	5.1	8.8
Other post-retirement benefit obligation	0.8	4.7
Other deferred credits	(7.8)	3.2
Other deferred charges	(13.2)	0.7
Net Cash From Operating Activities	83.7	99.1
INVESTING ACTIVITIES
Investment in property, plant and equipment	(111.9)	(56.8)
Proceeds from sale of assets	11.0	-
Increase in bond proceeds held by trustee	(31.5)	-
Other investing activities	0.2	-
Net Cash Used By Investing Activities	(132.2)	(56.8)
FINANCING ACTIVITIES
Common stock repurchase	(67.5)	(84.5)
Dividends paid to Pepco Holdings	(5.7)	(41.4)
Preferred dividends paid	(0.2)	(0.2)
Redemption of debentures issued to financing trust	(25.0)	-
Redemption of trust preferred stock	-	(70.0)
Issuances of long-term debt	174.7	-
Reacquisition of long-term debt	(185.3)	(128.0)
Issuances of short-term debt, net	62.5	51.4
Other financing activities, net	(3.2)	(1.6)
Net Cash Used By Financing Activities	(49.7)	(274.3)

Net Decrease In Cash and Cash Equivalents	(98.2)	(232.0)
Cash and Cash Equivalents at Beginning of Period	114.1	247.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 15.9	$ 15.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.
62 _____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. Additionally, ACE provides default electricity supply to customers who do not choose a competitive supplier. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of September 30, 2004, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     ACE applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of September 30, 2004, ACE did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46

     On December 31, 2003, FIN 46 was implemented by ACE. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its

63 _____________________________________________________________________________

requirements. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact ACE's financial condition or results of operations for the three or nine months ended September 30, 2004.

     As part of the FIN 46R evaluation, ACE reviewed its power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if its interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether ACE was the primary beneficiary. Due to a variable element in the pricing structure of PPAs with three entities, ACE potentially assumes the variability in the operations of the plants of these entities and therefore has a variable interest in the entities. However, due to ACE's inability to obtain information considered to be confidential and proprietary from certain of these entities or the certain entities' own determination that they qualified for exemption as a business, ACE was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with these three entities in the quarters ended September 30, 2004 and 2003 were approximately $70 million and $68 million, respectively, of which $63 million and $60 million, respectively, related to power purchases under the PPA agreements. Net purchase activities with these three entities for the nine months ended September 30, 2004 and 2003 were approximately $200 million and $186 million, respectively, of which $178 million and $167 million, respectively, related to purchases under the PPA agreements. Net purchase activities with these three entities in the years ended December 31, 2003, 2002 and 2001 were approximately $247 million, $241 million and $244 million, respectively, of which $220 million, $221 million and $227 million, respectively, related to purchases under the PPA agreements. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended September 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.0	$ 8.0	$ 2.1	$ 2.4
Interest cost	23.7	22.6	8.7	8.2
Expected return on plan assets	(31.1)	(26.3)	(2.4)	(2.1)
Amortization of prior service cost	0.3	0.3	(0.5)	-
Amortization of net loss	1.6	3.3	2.8	2.0
Net periodic benefit cost	$ 3.5	$ 7.9	$10.7	$10.5
64 _____________________________________________________________________________
The following Pepco Holdings information is for the nine months ended September 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 27.0	$ 24.6	$ 6.4	$ 6.9
Interest cost	71.0	69.6	26.6	24.0
Expected return on plan assets	(93.2)	(80.1)	(7.5)	(6.1)
Amortization of prior service cost	0.8	0.8	(1.3)	-
Amortization of net loss	4.9	10.3	8.5	5.9
Net periodic benefit cost	$ 10.5	$ 25.2	$32.7	$30.7

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension

     The 2004 pension net periodic benefit cost for the three months ended September 30, of $3.5 million includes $1.8 million for ACE. The 2004 pension net periodic benefit cost for the nine months ended September 30, of $10.5 million includes $5.3 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended September 30, of $7.9 million includes $2.6 million for ACE. The 2003 pension net periodic benefit cost for the nine months ended September 30, of $25.2 million includes $9.0 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

    The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $2.9 million for ACE. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $7.8 million for ACE. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.5 million includes $2.5 million

65 _____________________________________________________________________________

for ACE. The 2003 other post-retirement net periodic benefit cost for the nine months ended September 30, of $30.7 million includes $7.7 million for ACE. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the three and nine months ended September 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. PHI estimates that the annual post-retirement benefit cost is reduced by approximately $3.7 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 12 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     The effect of the subsidy on the three months ended September 30, 2004 other post-retirement net periodic benefit cost of $10.7 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the nine months ended September 30, 2004 other post-retirement net periodic benefit cost of $32.7 million is approximately a $2.8 million reduction due to the subsidy. Approximately $1.5 million is related to the amortization of the actuarial gain, and approximately $1.3 million is a subsidy-related reduction in interest cost on the APBO.

Debt

     In July 2004, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $650 million. This agreement replaces a $550 million 364-day credit agreement that was entered into on July 29, 2003. The respective companies also are parties to a three-year credit agreement that was entered into in July 2003 and terminates in July 2006 with an aggregate borrowing limit of $550 million. Pepco Holdings' credit limit under these agreements is $700 million and the credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of short-term debt authorized by the applicable regulatory authority, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at

66 _____________________________________________________________________________

any given time under the agreements may not exceed $500 million. The credit agreements primarily serve as a source of liquidity to support the commercial paper programs of the respective companies. The companies can also borrow funds for general corporate purposes and issue letters of credit under the Agreements. The credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

     In August 2004, on behalf of ACE, the Pollution Control Financing Authority of Salem County, New Jersey issued $23.15 million of insured auction rate tax-exempt bonds due 2029 and loaned the proceeds to ACE. ACE's obligations under the insurance agreement are secured by a like amount of ACE First Mortgage Bonds. In September 2004, ACE used the proceeds to redeem $23.15 million of 6.15% First Mortgage Bonds due 2029 at 102%.

     In August 2004, on behalf of ACE, the Pollution Control Financing Authority of Cape May County, New Jersey issued $25 million of Series 2004A and $6.5 million of Series 2004B insured auction rate tax-exempt bonds due 2029 and loaned the proceeds to ACE. ACE's obligations under the insurance agreement are secured by a like amount of ACE First Mortgage Bonds. In November 2004, ACE used the proceeds to redeem $25 million of 7.2% First Mortgage Bonds due 2029 at 102% and $6.5 million of 7.0% First Mortgage Bonds due 2029 at 102%.

Effective Tax Rate

     ACE's effective tax rate for the three months ended September 30, 2004 was 42.3% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences (which was the primary reason for the higher effective tax rate as compared to 2003) partially offset by the flow-through of Deferred Investment Tax Credits.

     ACE's effective tax rate for the three months ended September 30, 2003 was 40.6% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) partially offset by the flow-through of Deferred Investment Tax Credits.

     ACE's effective tax rate for the nine months ended September 30, 2004 was 41.7% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences (which was the primary reason for the higher effective tax rate as compared to 2003) partially offset by the flow-through of Deferred Investment Tax Credits.

67 _____________________________________________________________________________

     ACE's effective tax rate for the nine months ended September 30, 2003 was 39.6% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) partially offset by the flow-through of Deferred Investment Tax Credits.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.

     ACE's operating expenses and revenues include amounts for transactions with other PHI subsidiaries. ACE purchased electric energy and electric capacity from PHI subsidiaries in the amount of $23.0 million and $29.6 million for the three and nine months ended September 30, 2004. There were no similar transactions for the corresponding periods in 2003. At September 30, 2004, ACE had a payable to PHI subsidiaries related to these transactions totaling $6.6 million.

(4) COMMITMENTS AND CONTINGENCIES
Rate Proceedings

     For a discussion of the history of ACE's proceeding filed with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates and Regulatory Asset Recovery Charge (RARC) in New Jersey, see Note (4), Commitments and Contingencies, to the financial statements of ACE included in ACE's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The Ratepayer Advocate and Staff of the NJBPU filed their briefs in this proceeding in August 2004. The Ratepayer Advocate's brief supported its earlier proposal of an annual rate decrease of $4.5 million. The Staff's brief, however, stated for the first time its position calling for an overall decrease of $10.8 million. Reply briefs were filed on August 23, 2004. Settlement discussions between ACE, the NJBPU Staff and the Ratepayer Advocate have been ongoing. ACE cannot predict the outcome of this proceeding.

     For a discussion of the history of Phase II to ACE's base rate proceeding, see Note (4), Commitments and Contingencies, to the financial statements of ACE included in ACE's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. In August 2004, the Ratepayer Advocate filed testimony proposing a cost-sharing mechanism related to the operation and maintenance costs of the B. L. England generating facility and also proposing the disallowance and/or continued deferral of approximately $30.7 million of previously deferred costs related to industry restructuring, the divestiture efforts related to the ACE's fossil generating assets, the arbitration proceeding with an unaffiliated non-utility generator, and capacity purchases from an affiliate. ACE cannot predict the outcome of this proceeding.

     On August 31, 2004, ACE filed requests with the NJBPU proposing changes to its Transition Bond Charge (TBC), its Market Transition Charge - Tax rate (MTC-Tax), and its Basic Generation Service (BGS) Reconciliation charges. The net impact of these rate changes will be a decrease in ACE's annual revenues of approximately 1.5%. All of these rate changes were implemented on October 1, 2004.

68 _____________________________________________________________________________
Restructuring Deferral

     For a discussion of the history of ACE's restructuring deferral proceeding under the New Jersey Electric Discount and Energy Competition Act, see Note (14), Commitments and Contingencies to the financial statements of ACE included in ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003, and Note (4), Commitments and Contingencies, to the financial statements of ACE included in ACE's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. In July 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the summary order issued in July 2003, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey, which hears appeals of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal and a Case Information Statement related to the July 2004 Final Decision and Order. ACE cannot predict the outcome of this appeal.

Proposed Shut-Down of B.L. England Generating Station

     As discussed in Note (4), Commitments and Contingencies, to the financial statements of ACE included in ACE's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, ACE filed a report in April 2004 with the NJBPU in compliance with the NJBPU order issued in September 2003. This report recommended that the B.L. England generating plant be shut down in accordance with the terms of the preliminary settlement agreement among PHI, Conectiv and ACE, the New Jersey Department of Environmental Protection and the Attorney General of New Jersey. In letters dated May and September 2004 to the PJM Interconnection, LLC (PJM), ACE informed PJM of its intent, as owner of the B.L. England generating plant, to retire the entire plant (447 MW) on December 15, 2007. PJM has completed its independent analysis to determine the upgrades required to eliminate any identified reliability problems resulting from the retirement of B.L. England and has recommended that certain transmission upgrades be installed prior to the summer of 2008. ACE's independent assessment confirmed that the transmission upgrades identified by PJM are the transmission upgrades necessary to maintain reliability in the Atlantic zone after the retirement of B.L. England. The amount of the costs incurred by ACE to construct the recommended transmission upgrades that ACE would be permitted to recover from load serving entities that use ACE's transmission system would be subject to approval by FERC. The amount of construction costs that ACE would be permitted to recover from retail ratepayers would be determined in accordance with the treatment of transmission-related revenue requirements in retail rates under the jurisdiction of the appropriate state regulatory commission. ACE cannot predict how the recovery of such costs will ultimately be treated by FERC and the state regulatory commissions and, therefore, cannot predict the financial impact to ACE of installing the recommended transmission upgrades. However, in the event that the NJBPU makes satisfactory findings and grants other requested approvals concerning the retirement of B.L. England and approves the construction of the transmission upgrades required to maintain reliability in the Atlantic zone after such retirement, ACE expects to begin construction of the appropriate transmission upgrades while final decisions by FERC and state regulatory commissions concerning the methodology for recovery of the costs of such construction are still pending.

On November 1, 2004, ACE made a filing with the NJBPU requesting approval of the transmission upgrades required to maintain reliability in the
69 _____________________________________________________________________________

Atlantic zone after the retirement of B.L. England. Late in November or shortly thereafter, ACE will file a request that the NJBPU (i) make a finding that the retirement of the B.L. England generating station is prudent and (ii) approve the categories of costs that will be stranded costs associated with the retirement, dismantling and remediation of B.L. England. ACE cannot predict the outcome of these two proceedings.

Planned Workforce Reduction

     On November 5, 2004, PHI announced that its Power Delivery business, of which ACE is a part, will reduce its 4,200 employee work force by about 2% to 3% by the end of 2004. This work force reduction will be accomplished through a combination of retirements and targeted reductions. PHI expects to accrue approximately $8 to $11 million in the fourth quarter of 2004 for this work force reduction and existing severance plans. The anticipated impact that this planned reduction will have on ACE has not been determined.

70 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
71 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC STATEMENTS OF EARNINGS AND MEMBER'S EQUITY (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Operating Revenue
Utility	$19.6	$13.5	$51.4	$35.1
Operating Expenses
Amortization of bondable transition property	13.0	8.3	31.6	19.4
Interest expense	6.6	5.1	19.8	15.3
Servicing and administrative expenses	-	0.1	-	0.4
Total Operating Expenses	19.6	13.5	51.4	35.1
Operating Income	-	-	-	-

Other Income
Interest and dividend income	-	-	-	-
Total Other Income	-	-	-	-

Income Before Income Tax Expense	-	-	-	-

Income Tax Expense	-	-	-	-

Net Income	$ -	$ -	$ -	$ -

Member's equity, beginning of period	$ 3.0	$ 2.2	$3.0	$ 2.2

Net Income	-	-	-	-

Member's equity, end of period	$ 3.0	$ 2.2	$3.0	$ 2.2

The accompanying Notes are an integral part of these Financial Statements.
72 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC BALANCE SHEETS (Unaudited)
	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 14.6	$ 8.3
Transition bond charge receivable for Servicer	14.2	18.1
Total Current Assets	28.8	26.4
OTHER ASSETS
Bondable transition property (net)	525.8	548.6
Restricted funds held by trustee	12.3	1.6
Other	8.4	8.2
Total Other Assets	546.5	558.4
TOTAL ASSETS	$575.3	$584.8

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 8.7	$ 4.0
Payable to PHI Service Company	-	0.6
Short-term debt	31.9	25.9
Total Current Liabilities	40.6	30.5
CAPITALIZATION
Member's equity	3.0	3.0
Long-term debt	531.7	551.3
Total capitalization	534.7	554.3
TOTAL LIABILITIES AND MEMBER'S EQUITY	$575.3	$584.8

The accompanying Notes are an integral part of these Financial Statements.
73 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ -	$ -
Adjustments to reconcile net income to net cash from operating activities:
Amortization of bondable transition property	31.6	19.4
Transition bond charge receivable from Servicer	(5.4)	(8.5)
Accrued interest and other	5.3	15.3
Net Cash From Operating Activities	31.5	26.2

INVESTING ACTIVITIES
Deposit of restricted funds held by trustee	(17.0)	(24.6)
Net Cash Used by Investing Activities	(17.0)	(24.6)

FINANCING ACTIVITIES
Long-term debt redeemed	(13.7)	-
Debt issuance costs	(0.8)	(1.6)
Net Cash Used By Financing Activities	(14.5)	(1.6)

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

The accompanying Notes are an integral part of these Financial Statements.
74 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
(1) ORGANIZATION

     Atlantic City Electric Transition Funding LLC (ACE Funding), a limited liability company established by Atlantic City Electric Company (ACE) under the laws of the State of Delaware, was formed on March 28, 2001 pursuant to a limited liability company agreement with ACE dated April 11, 2001 as amended, as sole member of ACE Funding. ACE is a wholly owned subsidiary of Conectiv, which is a wholly owned subsidiary of Pepco Holdings, Inc.

     ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Transition Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Transition Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of ACE or its successor or assignee to collect a non-bypassable transition bond charge (TBC) from customers pursuant to bondable stranded costs rate orders (NJBPU Financing Orders), issued by the New Jersey Board of Public Utilities (NJBPU) in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICY
Financial Statement Presentation

     ACE Funding's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE Funding's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of ACE Funding's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE Funding's financial condition as of September 30, 2004, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004.

Debt
In July 2004, ACE Funding paid at maturity $4.0 million of 2.89% Transition Bonds.
75 _____________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:
76 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS
OVERVIEW
Pepco Holdings is a diversified energy company that, through its operating subsidiaries, is engaged in three principal areas of business operations:
•	regulated power delivery,
•	non-regulated competitive energy generation, marketing and supply, and
•	other non-regulated activities consisting primarily of investments in energy-related assets.
The following is a description of each of PHI's areas of operation.
Power Delivery

     The largest component of PHI's business is Power Delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. PHI's Power Delivery business is conducted by its subsidiaries Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), each of which is a regulated public utility in the jurisdictions in which it serves customers. DPL and ACE conduct their Power Delivery operations under the trade name Conectiv Power Delivery.

Competitive Energy

     PHI's competitive energy business provides non-regulated generation, marketing and supply of electricity and gas, and related energy management services, in the mid-Atlantic region. PHI's competitive energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services and its subsidiaries (collectively, Pepco Energy Services).

Other Non-Regulated

     This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom). PCI manages a portfolio of financial investments, which primarily includes energy leveraged leases. During the second quarter of 2003, PHI announced the discontinuation of further new investment activity by PCI. Pepco Holdings, through Pepcom, holds a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation (RCN), which owns the other 50%.

     In the fourth quarter of 2003, Pepco Holdings recorded an impairment charge which reduced the carrying value of Pepcom's investment in Starpower to $39.2 million. The amount of the impairment charge was based on Pepco Holdings' intent to sell its investment and an assessment of the fair value of its investment at December 31, 2003. On July 28, 2004, Pepcom entered into a contract with a third party for the sale of its 50% interest in Starpower. Based on the sales price in the contract and the related selling costs, Pepcom

77 _____________________________________________________________________________
recorded an additional impairment charge of $11.2 million in the second quarter of 2004 reducing the value of Pepco Holdings' equity investment in Starpower to $28 million at June 30, 2004.

     Under a right of first refusal provision in the Starpower joint venture operating agreement between Pepcom and RCN, RCN has the right to match a third party's offer and enter into an agreement to purchase Pepcom's interest in Starpower within 60 days from the receipt of an offer notice from Pepcom.

     On October 15, 2004, RCN notified Pepcom that it has elected to exercise its right of first refusal to match the third party offer and to purchase Pepcom's 50% interest in Starpower. As a result of RCN's election to purchase Pepcom's 50% interest in Starpower, Pepcom will be required to pay a break up fee of $1 million to the third party with which Pepcom entered into the July 28, 2004 contract. This break up fee will be payable upon closing of the sale to RCN of Pepcom's interest in Starpower.

The sale of Pepcom's interest in Starpower to RCN is subject to the receipt of all necessary regulatory approvals. At this time, the completion date for the sale has not been determined.

     For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of PHI's Annual Report on Form 10-K/A for the year ended December 31, 2003.

EARNINGS OVERVIEW
Three Months Ended September 30, 2004 and 2003 Results

     The earnings of Pepco Holdings for the three months ended September 30, 2004, were $111.0 million compared to $157.3 million for the corresponding period in 2003. A comparison of earnings for these periods, adjusted for supplemental items, is as follows:

For the Three Months Ended September 30,	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non-Regulated	Corp. & Other	PHI Consolidated
	(In Millions)
2004 Net Income/(Loss)	$ 95.4	$19.8	$ 1.2	$ 9.5	$(14.9)	$111.0
2004 Supplemental Adjustments (a):
Bethlehem loan payment (b)	-	7.7	-	-	-	7.7
2004 Adjusted	$ 95.4	$27.5	$ 1.2	$ 9.5	$(14.9)	$118.7
2003 Net Income/(Loss)	$ 95.6	$23.1	$3.6	$50.4	$(15.4)	$157.3
2003 Supplemental Adjustments (a):
Mirant Receivable Reserve (c)	8.7	-	-	-	-	8.7
Building sale gain (d)	-	-	-	(44.7)	-	(44.7)
2003 Adjusted	$104.3	$ 23.1	$ 3.6	$ 5.7	$(15.4)	$121.3
$ Variance for 2004 Adjusted vs. 2003 Adjusted	$ (8.9)	$ 4.4	$(2.4)	$ 3.8	$ 0.5	$(2.6)

(a)

These adjustments, which are net of tax, represent non-GAAP financial information. Management believes that the adjusted earnings amounts may be useful to investors because they show results before giving effect to the adjustment items. This allows investors to compare earnings information and make decisions without the impact of supplemental items.

(b)	This amount represents the income statement impact of the expenses associated with the pre-payment of the Bethlehem debt.
(c)	This amount represents a reserve recorded against a delinquent receivable from Mirant.
(d)	This amount represents a gain on the sale of the Edison Place office building.
78 _____________________________________________________________________________
A summary of the factors contributing to the three months ended September 30, 2004 and 2003 earnings variances is as follows.

     Power Delivery's third quarter 2004 earnings were $8.9 million lower than its adjusted earnings for the corresponding 2003 period primarily due to the unfavorable impact of lower earnings from ESS at Pepco of approximately $13.6 million and unfavorable cooler summer weather that resulted in approximately $2.1 million lower T&D revenue, partially offset by $3.5 million net earnings from ESS at Conectiv.

     Conectiv Energy's third quarter 2004 adjusted earnings were $4.4 million higher than the corresponding 2003 period due to favorable Provider of Last Resort (POLR) margins and Power, Oil and Gas Marketing margins of $4.3 million, and the recognition of an adjustment related to fuel supply contracts of $5.6 million, offset by lower generation output and margins resulting from milder than normal weather ($4.3 million). In addition, interest expense was higher by $.8 million and depreciation expense by $.5 million primarily because of the completion of the Company's Bethlehem Power Plant.

     Pepco Energy Services' third quarter 2004 earnings were $2.4 million lower than its earnings for the corresponding 2003 period primarily due to lower run time at its power plants resulting from mild summer weather.

     Other Non-Regulated third quarter 2004 earnings were $3.8 million higher than its adjusted earnings for the corresponding 2003 period primarily due to the $1.4 million gain on the sale of PCI's final aircraft and $1.4 million in reduced interest expense.

     Corporate and Other's third quarter 2004 earnings were $.5 million higher than its earnings for the corresponding period in 2003 primarily due to the fact that software was fully amortized in early 2004.

Nine Months Ended September 30, 2004 and 2003 Results

     The earnings of Pepco Holdings for the nine months ended September 30, 2004, were $252.6 million compared to $175.5 million for the corresponding period in 2003. A comparison of earnings for these periods, adjusted for supplemental items, is as follows:

79 _____________________________________________________________________________
For the Nine Months Ended September 30,	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non-Regulated	Corp. & Other	PHI Consolidated
2004 Net Income/(Loss)	$208.7	$49.4	$7.6	$36.5	$(49.6)	$252.6
2004 Supplemental Adjustments (a):
Starpower Impairment (b)	-	-	-	7.3	-	7.3
Local Tax Benefit (c)	(.8)	-	(1.5)	(8.8)	(2.0)	(13.1)
Gain on disposition associated with Vineland co-generation facility (d)	-	(6.6)	-	-	-	(6.6)
Bethlehem loan payment (e)	-	7.7	-	-	-	7.7
Gain on Vineland distribution assets -- Condemnation Settlement (f)	(8.6)	-	-	-	-	(8.6)
2004 Adjusted	$199.3	$50.5	$6.1	$35.0	$(51.6)	$239.3
2003 Net Income/(Loss)	$188.7	$(62.7)	$1.3	$68.5	$(20.3)	$175.5
2003 Supplemental Adjustments (a):
Trading Losses (g)	-	26.7	-	-	-	26.7
CT Cancellation (h)	-	65.7	-	-	(34.6)	31.1
ACE New Jersey Deferral Disallowance (i)	16.3	-	-	-	-	16.3
ACE accrual reversal (j)	(5.9)	-	-	-	-	(5.9)
Mirant Receivable Reserve (k)	8.7	-	-	-	-	8.7
Building Sale Gain (l)	-	-	-	(44.7)	-	(44.7)
2003 Adjusted	$207.8	$ 29.7	$1.3	$23.8	$(54.9)	$207.7
$ Variance for 2004 Adjusted vs. 2003 Adjusted	$ (8.5)	$ 20.8	$4.8	$11.2	$ 3.3	$ 31.6

(a)

These adjustments, which are net of tax, represent non-GAAP financial information. Management believes that the adjusted earnings amounts may be useful to investors because they show results before giving effect to the adjustment items. This allows investors to compare earnings information and make decisions without the impact of supplemental items.

(b)	This amount represents an impairment charge used to reduce the value of the Starpower investment to $28 million at June 30, 2004.
(c)

In February 2004, a local jurisdiction issued final consolidated tax return regulations, which were retroactive to 2001. These regulations have provided Pepco Holdings and its affiliated subsidiaries doing business in this location with the necessary guidance to file a consolidated income tax return. This allows Pepco Holdings' subsidiaries with taxable losses to utilize those losses against tax liabilities of Pepco Holdings' companies with taxable income. Pepco Holdings and its affected subsidiaries recorded the impact of the new regulations in the first quarter of 2004 for the period 2001 through 2003.

(d)	This amount represents the favorable impact at Conectiv Energy resulting from the disposition of a joint venture associated with the Vineland co-generation facility.
(e)	This amount represents the income statement impact of the expenses associated with the pre-payment of the Bethlehem debt.
(f)	This amount represents the favorable impact resulting from a gain on the condemnation settlement associated with the transfer of Vineland distribution assets.
(g)	This amount represents the unfavorable impact resulting from net trading losses prior to the cessation of proprietary trading.
(h)

This amount represents, for Conectiv Energy, the unfavorable impact related to the cancellation of a CT contract to purchase combustion turbines and for Corp. & Other the reversal of a purchase accounting fair value adjustment made on the date of the merger of Pepco and Conectiv relating to this contract.

(i)	This amount represents the unfavorable impact related to ACE's New Jersey deferral disallowance.
(j)	This amount represents the favorable impact related to ACE's accrual reversal.
(k)	This amount represents a reserve recorded against a delinquent receivable from Mirant.
(l)	This amount represents a gain on the sale of the Edison Place office building.
A summary of the factors contributing to the nine months ended September 30, 2004 and 2003 adjusted earnings variances is as follows.

     Power Delivery's year-to-date 2004 adjusted earnings were $8.5 million lower than its adjusted earnings for the corresponding period in 2003 primarily due to the unfavorable impact of lower earnings from ESS at Pepco of approximately $33.6 million, partially offset by: (i) $20.4 million in regulated electric and gas revenues due to sales growth and rate increases and (ii) $8.8 million in net earnings from ESS at Conectiv.

80 _____________________________________________________________________________

     Conectiv Energy's year-to-date 2004 adjusted earnings were $20.8 million higher than the corresponding 2003 period due to higher generation gross margins of $19.7 million, which resulted primarily from fuel switching, hedging, and use of power plant flexibility. Recognition of an adjustment related to fuel supply contracts also helped to improve earnings this year. In addition, gross margins from the provision of Provider of Last Resort (POLR) services improved due to an increase in the average sales price and somewhat lower cost of goods. Power, Oil and Gas Marketing benefited from lower cost of goods driven by mild summer weather. In total, the fuel supply adjustment, POLR services, and Power, Oil and Gas Marketing gross margins were $10 million higher than 2003. Several items offsetting the positive variances included higher interest cost resulting from the completion of the Bethlehem power plant ($4.2 million), higher depreciation expense also associated with the Bethlehem plant ($3.2 million), and other ($4.0 million).

     Pepco Energy Services' year to date 2004 adjusted earnings were $4.8 million higher than its earnings for the corresponding period in 2003 due to improved gross margins in the retail commodity business.

     Other Non-Regulated year-to-date 2004 adjusted earnings were $11.2 million higher than its adjusted earnings for the corresponding period in 2003 primarily due to the $5.2 million gain on the sale of PCI's final three aircraft and from $6.1 million in reduced interest expense.

     Corporate and Other's year-to-date 2004 adjusted earnings were $3.3 million higher than its adjusted earnings for the corresponding period in 2003 primarily due to lower amortization associated with certain purchase accounting adjustments and software which was fully amortized in early 2004. The items were partially offset by higher intercompany net interest expense, which is offset in the lines of businesses resulting in no effect on consolidated earnings.

CONSOLIDATED RESULTS OF OPERATIONS
The accompanying results of operations discussion is for the three months ended September 30, 2004 compared to September 30, 2003.
Operating Revenue

     PHI's operating revenue decreased by $84.1 million to $2,046.5 million for the three months ended September 30, 2004, from $2,130.6 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $146.4 million at Conectiv Energy that was partially offset by an increase of $45.0 million at Power Delivery and an increase of $24.1 million at Pepco Energy Services.

     The increase in Power Delivery's operating revenue of $45.0 million is primarily due to the following: (i) a $62.2 million increase in electricity supply service revenue primarily of which $42.6 million is a result of lower Pepco customer migration to alternative energy suppliers and $15.5 million is related to ACE PJM interchange revenue and rate increases due to the higher price of energy; partially offset by (ii) a $14.7 million decrease in other revenue, primarily due to the expiration of DPL wholesale contracts. Delivery sales were 14,028,000 MwH, compared to 14,190,000 MwH for the comparable period in 2003. Cooling degree days decreased 8.9% for the three months ended September 30, 2004 as compared to the same period in 2003. Gas sales were 2,220,000 mcf, compared to 2,527,000 mcf for the comparable period in

81 _____________________________________________________________________________
2003 due to lower industrial customer sales as a result of economic conditions.

     The table below shows the amount of Power Delivery operating revenue earned that is subject to price regulation (regulated T&D electric and gas revenue and electricity supply service revenue). Regulated T&D (Transmission and Distribution) electric revenue includes revenue Power Delivery receives for delivery of energy to its customers. Regulated gas revenue includes on-system natural gas sales and the transportation of natural gas to customers. Electricity supply service (ESS) also known as Standard Offer Service (SOS), Basic Generation Service (BGS), and Provider of Last Resort (POLR) includes revenue within the service areas of Power Delivery. Other electric revenue includes work and services performed on behalf of customers including other utilities; other gas revenue includes off-system gas sales; and the resale of excess gas or system capacity.

Three Months Ended September 30,	2004	2003	Change
	(Dollars in Millions)
Regulated T&D Electric Revenue	$ 458.1	$ 462.1	$ (4.0)
Electricity Supply Service Revenue	814.3	752.1	62.2
Other Electric Revenue	16.3	28.6	(12.3)
Total Electric Operating Revenue	1,288.7	1,242.8	45.9
Regulated Gas Revenue	16.0	14.5	1.5
Other Gas Revenue	8.7	11.1	(2.4)
Total Gas Operating Revenue	24.7	25.6	(0.9)
Total Power Delivery Operating Revenue	$1,313.4	$1,268.4	$ 45.0

     The decrease in Conectiv Energy's operating revenue of $146.4 million is primarily due to the following: a $44.8 million decrease in revenue from PJM due primarily to a change in power scheduling procedures by Conectiv to schedule power directly to DPL, a decrease of $88.9 million that related to the implementation of EITF 03-11 on January 1, 2004, and a $12.7 million decrease resulting primarily from a decrease in Power, Oil and Gas Marketing activities. The impact of the decrease in operating revenue was substantially offset by decreases in fuel and purchased energy expenses, discussed below.

The increase in Pepco Energy Services' operating revenue of $24.1 million is primarily due to electricity sold to retail customers at higher prices than in 2003.
Operating Expenses
Fuel and Purchased Energy

     PHI's fuel and purchased energy decreased $129.9 million to $1,197.3 million for the three months ended September 30, 2004, from $1,327.2 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $216.7 million at Conectiv Energy, partially offset by a $72.5 million increase at Power Delivery and a $17.1 million increase at Pepco Energy Services.

82 _____________________________________________________________________________

     The increase in Power Delivery's fuel and purchased energy of $72.5 million was primarily due to the following: (i) a $75.7 million increase in net energy procurement due to higher sales of ESS; (ii) a $13.5 million increase in energy procurement costs to provide ESS due to the TPA Settlement with Mirant (entered into in November 2003) that increased the price of energy purchased from Mirant (the TPA Settlement); partially offset by (iii) a $14.5 million reserve recorded in September 2003 to reflect a potential exposure related to a pre-petition receivable from Mirant Corp. for which Pepco filed a creditor's claim in the bankruptcy proceedings. See the Regulatory and Other Matters - Relationship with Mirant section herein for additional information related to Mirant.

     The decrease in Conectiv Energy's fuel and purchased energy of $216.7 million was primarily due to the following: a change in power scheduling procedures by Conectiv to schedule power directly to DPL which resulted in a decrease of approximately $17.0 million in expenses from PJM, a decrease of $88.9 million related to the implementation of EITF 03-11 on January 1, 2004, and a decrease of approximately $110.8 million primarily due to reduced Power, Oil and Gas Marketing costs of goods sold from lower sales volume.

The increase in Pepco Energy Services' fuel and purchased energy of $17.1 million was primarily due to higher electricity supply costs associated with sales to retail customers.
Other Operation and Maintenance

     PHI's other operation and maintenance, which includes costs associated with Conectiv Energy's petroleum division, increased $17.5 million to $348.1 million for the three months ended September 30, 2004, from $330.6 million for the corresponding period in 2003 primarily due to an increase of $17 million in Conectiv Energy's cost of sales expense associated with its petroleum division due to higher fuel costs. Additionally, higher electric system maintenance costs of $3.7 million and other operating costs of $4.8 million in 2004 were partially offset by $13.1 million in storm costs in 2003 primarily from Hurricane Isabel.

Other Taxes

     PHI's other taxes increased by $9.9 million to $91.3 million for the three months ended September 30, 2004, from $81.4 million for the corresponding period in 2003 primarily due to an $8.9 million higher county surcharge (which is a pass-through).

Deferred Electric Service Costs

     Deferred electric service costs increased by $19.6 million to $18.7 million for the three months ended September 30, 2004 from a $0.9 million credit to operating expense for the corresponding period in 2003. The $19.6 million increase represents a net over-recovery associated with non-utility generation contracts (NUGs), market transition charge (MTC), BGS and other restructuring items. Customers in New Jersey who do not choose a competitive supplier receive default electricity supply from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of these costs are reset annually. On ACE's consolidated balance sheet a regulatory asset includes an under-recovery of $110.9 million as of September 30, 2004. This amount is net of a $46.1 million reserve on previously disallowed items under appeal.

83 _____________________________________________________________________________
Gain on Sale of Assets

     PHI's gain on sale of assets decreased by $66.7 million for the three months ended September 30, 2004 due to the fact that the corresponding period in 2003 included the $68.8 million gain on the sale of PCI's office building.

Other Income (Expenses)

     PHI's other expenses (which is net of other income) increased $7.2 million to $96.3 million for the three months ended September 30, 2004, from $89.1 million for the corresponding period in 2003. The increase was primarily due to an increase in interest expense of $12.8 million at Conectiv Energy from costs associated with the pre-payment of debt related to the Bethlehem mid-merit facility, partially offset by a $5.1 million decrease in PCI and Pepcom expenses from reduced interest expense at PCI and decreased investment losses at Pepcom.

Income Tax Expense

     PHI's effective tax rate for the three months ended September 30, 2004 was 38.9% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended September 30, 2003 was 39.0% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

The accompanying results of operations discussion is for the nine months ended September 30, 2004 compared to September 30, 2003.
Operating Revenue

     PHI's operating revenue decreased by $255.6 million to $5,502.1 million for the nine months ended September 30, 2004, from $5,757.7 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $536.9 million at Conectiv Energy, partially offset by a $272.3 million increase by Power Delivery businesses.

    The increase in Power Delivery's operating revenue of $272.3 million is primarily due to the following: (i) a $229.3 million increase in ESS revenue primarily of which $107.6 million is a result of lower customer migration to alternative energy suppliers and $113.9 million is related to sales into the PJM market and rate increases due to the higher price of energy; (ii) a $54.8 million increase in delivery revenue, of which $28.3 million is due to an increase for a county surcharge which is a pass through; partially offset by (iii) an $11.8 million decrease in other revenue primarily due to the expiration of DPL wholesale contracts. For the nine months ended September 30, 2004, delivery sales were 39,090,000 MwH, compared to 38,144,000 MwH for the comparable period in 2003. Cooling degree days increased 12.5% and heating degree days decreased 10.3% for the nine months ended September 30, 2004 as compared to 2003. Gas sales were 15,357,000 mcf, compared to 17,006,000 mcf for the comparable period in 2003.

84 _____________________________________________________________________________
The table below shows the amount of Power Delivery operating revenue earned that is subject to price regulation and its other electric and gas revenue.
Nine Months Ended September 30,	2004	2003	Change
	(Dollars in Millions)
Regulated T&D Electric Revenue	$1,219.0	$1,175.9	$ 43.1
Electricity Supply Service Revenue	1,981.9	1,752.6	229.3
Other Electric Revenue	51.1	80.7	(29.6)
Total Electric Operating Revenue	3,252.0	3,009.2	242.8
Regulated Gas Revenue	127.1	115.4	11.7
Other Gas Revenue	46.7	28.9	17.8
Total Gas Operating Revenue	173.8	144.3	29.5
Total Power Delivery Operating Revenue	$3,425.8	$3,153.5	$272.3

     The decrease of $536.9 million in Conectiv Energy's operating revenue is primarily due to the following: a $220.5 million decrease in revenue from PJM due primarily to a change in power scheduling procedures by Conectiv to schedule power directly to DPL, a decrease of $192.5 million that related to the implementation of EITF 03-11 on January 1, 2004. The remaining $123.9 million decrease resulted primarily from a decrease in Power, Oil and Gas Marketing activities, partially offset by an increase in operating revenues due to the discontinuance of gas and electric trading which was recorded as a net loss in 2003 revenues and a net increase in generation and wholesale revenues. The impact of the decrease in operating revenue was substantially offset by decreases in fuel and purchased energy expenses.

Operating Expenses
Fuel and Purchased Energy

     PHI's fuel and purchased energy decreased $485.5 million to $3,220.4 million for the nine months ended September 30, 2004, from $3,705.9 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $698.2 million at Conectiv Energy, partially offset by a $248.2 million increase by Power Delivery.

     Power Delivery's electric fuel and purchased energy costs increased by $248.2 million primarily due to the following: (i) a $183.9 million increase in net energy procurement due to higher sales of ESS; (ii) a $71.1 million increase in energy procurement costs to provide ESS due to the TPA Settlement with Mirant (entered into in November 2003); (iii) a $26.2 million increase for gas purchases; partially offset by (iv) an $18.5 million decrease in PJM transmission costs and (v) a $14.5 million reserve recorded in September 2003 to reflect a potential exposure related to a pre-petition receivable from Mirant Corp. for which Pepco filed a creditor's claim in the bankruptcy proceedings. See the Regulatory and Other Matters - Relationship with Mirant section herein for additional information related to Mirant.

     The decrease of $698.2 million in Conectiv Energy's fuel and purchased energy costs was primarily due to the following: a change in power scheduling procedures by Conectiv to schedule power directly to DPL which resulted in a decrease of approximately $220.5 million in expenses from PJM, a decrease of $192.5 million that related to the implementation of EITF 03-11 on January 1, 2004, and a decrease of approximately $265.6 million in cost of goods sold primarily due to a reduction in Power, Oil and Gas Marketing sales volume.

85 _____________________________________________________________________________
Depreciation and Amortization

     Depreciation and amortization expenses increased by $15.5 million to $335.9 million for the nine months ended September 30, 2004 from $320.4 million for the corresponding period in 2003 primarily due to increases in amortization for bondable transition property and regulatory assets in Power Delivery's ACE business.

Other Operation and Maintenance

     PHI's other operation and maintenance, which includes costs associated with Conectiv Energy's petroleum division, increased $43.1 million to $1,059.0 million for the nine months ended September 30, 2004 from $1,015.9 million for the corresponding period in 2003 primarily due to an increase in Conectiv Energy's cost of sales expense associated with its petroleum division due to higher fuel costs. Additionally, higher electric system maintenance costs of $11.1 million in 2004 were partially offset by $13.1 million in storm costs in 2003.

Other Taxes

     Other taxes increased by $23.6 million to $227.5 million for the nine months ended September 30, 2004 from $203.9 million for the corresponding period in 2003 primarily due to a $27.6 million higher county surcharge (which is a pass-through) and $3.9 million higher gross receipts tax, partially offset by a $8.3 million lower property tax adjustment.

Deferred Electric Service Costs

     Deferred electric service costs increased by $27.1 million to $27.7 million for the nine months ended September 30, 2004 from $.6 million for the nine months ended September 30, 2003. The $27.1 million increase represents a net over-recovery associated with NUGs, MTC, BGS and other restructuring items. Additionally, the 2003 period contained a $27.5 million charge related to the New Jersey deferral disallowance regarding the procurement of fuel and purchased energy. Customers in New Jersey who do not choose a competitive supplier receive default electricity supply from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of these costs are reset annually. On ACE's consolidated balance sheet the regulatory asset includes an under-recovery of $110.9 million as of September 30, 2004. This amount is net of a $46.1 million reserve on previously disallowed items under appeal.

Impairment Losses

     PHI's impairment loss decreased by $52.8 million during the nine months ended September 30, 2004 as during the first quarter of 2003 PHI recorded an impairment loss of $52.8 million related to the cancellation of a CT contract.

Gain on Sale of Assets

     PHI's pre-tax gain on sale of assets decreased by $39.9 million during the nine months ended September 30, 2004 as during this period PHI recorded $28.9 million in pre-tax asset gains versus $68.8 million in 2003. The $28.9 million in 2004 primarily represents a $14.4 million pre-tax gain from the condemnation settlement with the City of Vineland relating to the transfer of its distribution assets and customer accounts during the second quarter of 2004, a $6.6 million pre-tax gain on the sale of land and a $8.0 million pre-tax gain on the sale of aircraft by PCI. The $68.8 million pre-tax gain in 2003 represents the gain on the sale of PCI's office building.

86 _____________________________________________________________________________
Other Income (Expenses)

     PHI's other expense (which is net of other income) increased $19.7 million to $264.1 million for the nine months ended September 30, 2004, from $244.4 million for the corresponding period in 2003. The increase was primarily due to increased interest expense at Conectiv Energy from costs associated with the pre-payment of the Bethlehem debt.

Income Tax Expense

     PHI's effective tax rate for the nine months ended September 30, 2004 was 35.5% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated return regulations by a local taxing authority, which is the primary reason for the lower effective tax rate as compared to 2003) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the nine months ended September 30, 2003 was 36.4% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

CAPITAL RESOURCES AND LIQUIDITY
Capital Structure

     The components of Pepco Holdings' capital structure, expressed as a percentage of total capitalization (including short-term debt and current maturities of long-term debt) is shown below as of September 30, 2004 and December 31, 2003 (dollars in millions).

	September 30, 2004		December 31, 2003
Common Shareholders' Equity	$3,428.5	38.9%	$3,003.3	34.7%
Preferred Stock of subsidiaries (a)	101.6	1.2%	108.2	1.2%
Debentures Issued to Financing Trust (b)	-	-%	98.0	1.1%
Long-Term Debt (c)	5,089.2	57.7%	5,101.3	58.8%
Short-Term Debt (d)	196.5	2.2%	360.0	4.2%
Total	$8,815.8	100.0%	$8,670.8	100.0%
(a)	Includes Mandatorily Redeemable Serial Preferred Stock, Serial Preferred Stock, and Redeemable Serial Preferred Stock, which is accounted for as a liability on the balance sheet.
(b)	Represents debentures issued pursuant to financing trusts, including the current portion.
(c)

Excludes capital lease obligations and transition bonds issued by ACE Funding. Includes first mortgage bonds, medium-term notes, other long-term debt (other than debt issued by ACE Funding), current maturities of long-term debt (other than debt issued by ACE Funding), and Variable Rate Demand Bonds.

(d)	Excludes current maturities of long-term debt, capital lease obligations due within one year, and Variable Rate Demand Bonds.
87 _____________________________________________________________________________
Issuance of Common Stock

     In September 2004, Pepco Holdings sold 14,950,000 shares of common stock at $19.25 per share. Proceeds received on the transaction, net of issuance costs of $10.3 million, were $277.5 million. These proceeds, in combination with short-term debt, were used to pre-pay in its entirety a term loan in the amount of $335 million of Conectiv Bethlehem, LLC.

Financing Activity During the Three Months Ended September 30, 2004

     In July 2004, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $650 million. This agreement replaces a $550 million 364-day credit agreement that was entered into on July 29, 2003. The respective companies also are parties to a three-year credit agreement that was entered into in July 2003 and terminates in July 2006 with an aggregate borrowing limit of $550 million. Pepco Holdings' credit limit under these agreements is $700 million and the credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of short-term debt authorized by the applicable regulatory authority, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under the agreements may not exceed $500 million. The credit agreements primarily serve as a source of liquidity to support the commercial paper programs of the respective companies. The companies can also borrow funds for general corporate purposes and issue letters of credit under the Agreements. The credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

Other Long-Term Financing
Set forth below is a summary of long-term financing activity during the quarter ended September 30, 2004.
In July 2004, ACE Funding paid at maturity $4.0 million of 2.89% Transition Bonds.
In August 2004, Pepco repurchased 65,000 shares of its $2.28 series, par value $50.00 per share preferred stock at an average price of $45.50 per share.

     In August 2004, on behalf of ACE, the Pollution Control Financing Authority of Salem County, New Jersey issued $23.15 million of insured auction rate tax-exempt bonds due 2029 and loaned the proceeds to ACE. ACE's obligations under the insurance agreement are secured by a like amount of ACE First Mortgage Bonds. In September 2004, ACE used the proceeds to redeem $23.15 million of 6.15% First Mortgage Bonds due 2029 at 102%.

88 _____________________________________________________________________________

     In August 2004, on behalf of ACE, the Pollution Control Financing Authority of Cape May County, New Jersey issued $25 million of Series 2004A and $6.5 million of Series 2004B insured auction rate tax-exempt bonds due 2029 and loaned the proceeds to ACE. ACE's obligations under the insurance agreement are secured by a like amount of ACE First Mortgage Bonds. In November 2004, ACE used the proceeds to redeem $25 million of 7.2% First Mortgage Bonds due 2029 at 102% and $6.5 million of 7.0% First Mortgage Bonds due 2029 at 102%.

     In September 2004, Conectiv Bethlehem prepaid its entire $335 million term loan due 2006. Additionally, Conectiv Bethlehem paid $6.8 million to unwind an interest rate swap agreement that had converted a portion of the variable interest rate on the term loan balance to a fixed rate. Approximately $6.0 million in unamortized debt issuance costs related to the term loan were expensed at the time of the loan repayment.

In September 2004, Pepco repurchased 16,400 shares of its $2.28 series preferred stock, par value $50.00 per share, at an average price of $47.25 per share.
In September 2004, Pepco redeemed $2.5 million, or 50,000 shares, of its $3.40 Serial Preferred Stock Series of 1992 pursuant to mandatory sinking fund provisions.
Financing Activity Subsequent to September 30, 2004
Set forth below is a summary of long-term financing activity subsequent to September 30, 2004.
In October 2004, Pepco repurchased 84,502 shares of its $2.28 series preferred stock, par value $50.00 per share, at an average price of $47.02 per share.
In October 2004, ACE Funding paid at maturity $12.3 million 2.89% Transition Bonds.
In October 2004, PCI paid at maturity $50 million of 7.97% Medium-Term Notes.
In October 2004, Pepco called for early redemption, at par, on December 1, 2004, all of the remaining 850,000 shares of its $3.40 Serial Preferred Stock Series of 1992.
In November 2004, DPL redeemed at maturity $4.5 million of 8.3% Medium-Term Notes.
Working Capital

     At September 30, 2004, Pepco Holdings' current assets on a consolidated basis totaled $1.8 billion, which consisted primarily of accounts receivable, materials and supplies and cash and cash equivalents. Current liabilities totaled $2.2 billion, of which $.9 billion was the current portion of long-term debt and Variable Rate Demand Bonds, which have maturities ranging from 2007 to 2031. Excluding these amounts related to long-term debt, current assets of $1.8 billion exceeded current liabilities of $1.3 billion. At September 30, 2003, current assets totaled $1.9 billion, which consisted primarily of accounts receivable, materials and supplies, cash and cash equivalents and marketable securities. Current liabilities totaled $2.4 billion, of which $.8 billion consisted of the current portion of long-term debt, Variable Rate Demand Bonds, which have maturities ranging from 2007 to 2031, and $.4 billion of short term loans which were subsequently converted to long-term debt. Excluding these amounts related to long-term debt, current assets of $1.9 billion exceeded current liabilities of $1.6 billion.

89 _____________________________________________________________________________
A detail of Pepco Holdings' $1.1 billion of short-term debt at September 30, 2004 is as follows:

	As of September 30, 2004 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$ 22.6	$ -	$31.0	$ -	$ -	$ 158.4
Current Portion of Long-Term Debt	200.0	100.0	7.2	71.5	31.9	.1	69.0	280.0	759.7
Commercial Paper	134.0	-	-	62.5	-	-	-	-	196.5
Total	$334.0	$100.0	$112.0	$156.6	$31.9	$31.1	$69.0	$280.0	$1,114.6
Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the nine months ended September 30, 2004 totaled $357.0 million of which $340.6 million was related to its Power Delivery businesses. The remainder was primarily related to Conectiv Energy. The Power Delivery expenditures were primarily related to capital costs associated with new customer services (customer driven), distribution reliability, and transmission.

Dividends
On October 28, 2004, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable December 31, 2004, to shareholders of record on December 10, 2004.
Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2004, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

90 _____________________________________________________________________________
	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$148.6	$ 1.3	$ -	$149.9
Energy procurement obligations of Pepco Energy Services (1)	5.0	-	-	5.0
Standby letters of credit of Pepco Holdings (2)	4.2	-	-	4.2
Guaranteed lease residual values (3)	-	6.4	-	6.4
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.1	-	4.1
Other (6)	14.9	4.0	5.3	24.2
Total	$185.8	$15.8	$5.3	$206.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under Basic Generation Service contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $4.2 million on behalf of subsidiaries' operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $4.2 million, Pepco Holdings does not expect to fund the full amount.

3.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2004, obligations under the guarantees were approximately $6.4 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.1 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Conectiv has guaranteed a subsidiary building lease of $4.0 million. Conectiv does not expect to fund the full amount of the exposure under the guarantee.
91 _____________________________________________________________________________
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of September 30, 2004, the guarantees cover the remaining $3.2 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

\
92 _____________________________________________________________________________
Energy Contract Net Asset Activity
The following table provides detail on changes in the competitive energy segments' net asset or liability position with respect to energy commodity contracts from one period to the next:
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Nine Months Ended September 30, 2004 (Dollars are Pre-Tax and in Millions)(1)
	Proprietary Trading (2)	Other Energy Commodity (3)	Total
Total Marked-to-market (MTM) Energy Contract Net Assets at December 31, 2003	$ 11.0	$60.6	$ 71.6
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	(0.2)	26.9	26.7
Reclassification to realized at settlement of contracts	(7.8)	(31.1)	(38.9)
Effective portion of changes in fair value - recorded in OCI	-	14.9	14.9
Ineffective portion of charges in fair value - recorded in earnings	-	(8.2)	(8.2)
Changes in valuation techniques and assumptions	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	-	-	-
Total MTM Energy Contract Net Assets at September 30, 2004 (a)	$ 3.0 (4)	$63.1	$ 66.1
(a) Detail of MTM Energy Contract Net Assets at September 30, 2004 (above)			Total
Current Assets			$136.0
Noncurrent Assets			30.5
Total MTM Energy Assets			166.5
Current Liabilities			(73.0)
Noncurrent Liabilities			(27.4)
Total MTM Energy Contract Liabilities			(100.4)
Total MTM Energy Contract Net Assets			$ 66.1
Notes:
(1)

This table reflects $.3 million (pre-tax) of net assets that existed at the time of the Pepco/Conectiv merger that are not reflected in PHI's consolidated balance sheet as of September 30, 2004 due to purchase accounting.

(2)	Includes all remaining contracts held for proprietary trading.
(3)	Includes all SFAS 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.
(4)	This amount will not be materially sensitive to commodity price movements because it represents positions that have been volumetrically offset almost 100% since the first quarter of 2003.

     The following table provides the source of fair value information (exchange-traded, provided by other external sources, or modeled internally) used to determine the carrying amount of the competitive energy segments' total mark-to-market energy contract net assets. The table also provides the maturity, by year, of the competitive energy segments' mark-to-market energy contract net assets, which indicates when the amounts will settle and either generate cash for, or require payment of cash by, PHI.

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its competitive energy segments hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of September 30, 2004 and are subject to change as a result of changes in these factors:

93 ______________________________________________________________________________
Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of September 30, 2004 (Dollars are Pre-Tax and in Millions)(1)
	Fair Value of Contracts at September 30, 2004 Maturities
Source of Fair Value	2004	2005	2006	2007 and Beyond	Total Fair Value
Proprietary Trading (2)
Actively Quoted (i.e., exchange-traded) prices (3)	$ 1.8	$ 0.8	-	-	$ 2.6
Prices provided by other external sources (4)	.4	-	-	-	.4
Modeled	-	-	-	-	-
Total	$ 2.2	$ 0.8	$ -	$ -	$ 3.0
Other Energy Commodity (5)
Actively Quoted (i.e., exchange-traded) prices	$18.1	$44.5	$3.3	$0.4	$66.3
Prices provided by other external sources (4)	(2.7)	(31.0)	1.0	0.2	(32.5)
Modeled (6)	.7	35.0	(6.4)	-	29.3
Total	$16.1	$48.5	$(2.1)	$0.6	$63.1
Notes:
(1)

This table reflects $.3 million (pre-tax) of net assets that existed at the time of the Pepco/Conectiv merger that are not reflected in PHI's consolidated balance sheet as of September 30, 2004 due to purchase accounting.

(2)	Includes all remaining contracts held for proprietary trading.
(3)

The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked-in during the exit from trading and will be realized during the normal course of business through the year 2005.

(4)

Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms. As of March 2003, Conectiv Energy ceased all proprietary trading activities; however, the market exposure under certain contracts associated with proprietary trading activities was not eliminated due to the illiquid market environment to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized.

(5)

Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through AOCI or on the Income Statement as required. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

(6)

The modeled hedge position is a power swap for 50% of Conectiv Energy's POLR obligation in the DPL territory. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the affected company may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the applicable company are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of September 30, 2004, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of approximately up to $144 million. An additional amount of approximately $176

94 _____________________________________________________________________________
million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade.

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels that are in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of September 30, 2004, Pepco Holdings' subsidiaries that engaged in competitive energy activities were in receipt of (a net holder of) cash collateral in the amount of $15.5 million as recorded in connection with their competitive energy activities.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy

95 _____________________________________________________________________________

annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and the Federal Energy Regulatory Commission (FERC), in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." On October 4, 2004, the District Court issued an order stating that the District Court will retain jurisdiction over the matter and invited parties to submit comments on the appropriate standard to be applied in determining whether to grant Mirant's rejection motion. All parties submitted comments. On November 3, 2004, the District Court issued an order stating that the Court concluded that the "separate agreement" issue (i.e., whether the PPA-Related Obligations are severable from the Asset Purchase and Sale Agreement) relating to the sale of Pepco's generation assets should be resolved before the District Court deals further with the issue of the standard to be applied in determining whether the motion to reject should be granted. The order permits the parties to submit further evidentiary material related to the separate agreement issue.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and

96 _____________________________________________________________________________

is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $118.8 million as of November 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected in the Bankruptcy Court. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made. However, Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, the expensed amounts would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.0 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $9 million for the remainder of 2004, and $33 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 18.4 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 8.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $8 million for the remainder of 2004, $35 million in 2005, and $35 million in 2006 and approximately $35 million to $48 million annually thereafter through the 2021 contract termination date.

97 _____________________________________________________________________________

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

PHI Potential Earnings Charge Relating to Additional Tax Liability

     PHI files a consolidated federal income tax return. PHI's federal income tax liabilities for Pepco legacy companies for all years through 2000, and for Conectiv legacy companies for all years through 1997, have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The Internal Revenue Service (IRS), as part of its normal audit of PHI's income tax returns, has questioned whether PHI was entitled to certain tax deductions as the result of the adoption of a carry-over tax basis for a non-lease financial asset acquired in 1998 by a subsidiary of PHI. If the position asserted by the IRS were to prevail and the deductions were disallowed, PHI may be required to take a charge to earnings for financial reporting purposes due to the reversal of the tax benefits recognized in prior periods (including years 1998 through 2000, which remain open due to net operating loss carrybacks).

98 _____________________________________________________________________________

At September 30, 2004, the amount of this potential charge consisted of approximately $16.3 million reflecting the reversal of the tax benefits and approximately $3 million of estimated interest on the additional taxes owed. PHI is in discussions with the IRS regarding a settlement of this matter; however the ultimate outcome and financial effect are not known at this time.

Rate Proceedings

     For a discussion of the history of ACE's proceeding filed with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates and Regulatory Asset Recovery Charge (RARC) in New Jersey, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant included in Pepco Holdings' Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The Ratepayer Advocate and Staff of the NJBPU filed their briefs in this proceeding in August 2004. The Ratepayer Advocate's brief supported its earlier proposal of an annual rate decrease of $4.5 million. The Staff's brief, however, stated for the first time its position calling for an overall decrease of $10.8 million. Reply briefs were filed on August 23, 2004. Settlement discussions between ACE, the NJBPU Staff and the Ratepayer Advocate have been ongoing. ACE cannot predict the outcome of this proceeding.

     For a discussion of the history of Phase II to ACE's base rate proceeding, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant included in Pepco Holdings' Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. In August 2004, the Ratepayer Advocate filed testimony proposing a cost-sharing mechanism related to the operation and maintenance costs of the B. L. England generating facility and also proposing the disallowance and/or continued deferral of approximately $30.7 million of previously deferred costs related to industry restructuring, the divestiture efforts related to the ACE's fossil generating assets, the arbitration proceeding with an unaffiliated non-utility generator, and capacity purchases from an affiliate. ACE cannot predict the outcome of this proceeding.

     On August 31, 2004, ACE filed requests with the NJBPU proposing changes to its Transition Bond Charge (TBC), its Market Transition Charge - Tax rate (MTC-Tax), and its Basic Generation Service (BGS) Reconciliation charges. The net impact of these rate changes will be a decrease in ACE's annual revenues of approximately 1.5%. All of these rate changes were implemented on October 1, 2004.

     On October 1, 2004, DPL submitted its annual Gas Cost Rate (GCR) filing to the DPSC. In its filing, DPL seeks to increase its GCR by approximately 16.8% in anticipation of increasing natural gas commodity costs. The GCR, which permits DPL to recover its procurement gas costs through customer rates, becomes effective November 1, 2004 and is subject to refund pending evidentiary hearings. A final order is expected in the spring of 2005. DPL cannot predict the outcome of this proceeding.

Restructuring Deferral

     For a discussion of the history of ACE's restructuring deferral proceeding under the New Jersey Electric Discount and Energy Competition Act, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Restructuring Deferral included in Pepco Holdings' Annual Report on Form 10-K/A for the year ended

99 _____________________________________________________________________________

December 31, 2003, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Restructuring Deferral included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. In July 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the summary order issued in July 2003, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey, which hears appeals of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal and a Case Information Statement related to the July 2004 Final Decision and Order. ACE cannot predict the outcome of this appeal.

Standard Offer Service
District of Columbia

     For a history of the Standard Offer Service (SOS) proceeding pending before the DCPSC, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Pepco Regulatory Matters included in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - SOS and POLR Proceedings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Standard Offer Service included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. In August 2004, the DCPSC issued an order adopting administrative charges for residential, small and large commercial DC SOS customers that are intended to allow Pepco to recover the administrative costs incurred to provide the SOS supply. The approved administrative charges include an average margin for Pepco of approximately $0.00248 per kilowatt hour, calculated based on total sales to residential, small and large commercial DC SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of DC SOS customers from each customer class and the load taken by such customers over the time period. The administrative charges will go into effect for Pepco's DC SOS sales beginning February 8, 2005. Pepco completed the first competitive procurement process for DC SOS at the end of October and filed the proposed new SOS rates with the DCPSC on November 3, 2004.

     The Transition Power Agreement (TPA) with Mirant under which Pepco obtains the DC SOS supply ends on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process provide for supply to begin on February 1, 2005. Pepco will procure power separately on the spot market to cover the period from January 23 through January 31, 2005, before the new DC SOS contracts begin. Consequently, Pepco will have to pay the difference between the procurement cost of power on the spot market and the current DC SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new DC SOS rates do not go into effect until February 8, 2005, Pepco will have to pay the difference between the procurement cost of power under the new DC SOS contracts and the current DC SOS rates charged to customers for the period from February 1 to February 7, 2005. The amount of the difference for these periods will depend on spot market power prices during the first

100 _____________________________________________________________________________

period, weather, and the amount of DC SOS load that Pepco is serving. Pepco estimates that the total amount of the difference will be in the range from approximately $7.6 million to approximately $11.4 million. This difference, however, will be included in the calculation of the Generation Procurement Credit (GPC) for DC for the period February 8, 2004 through February 7, 2005. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earns providing SOS in the District of Columbia during the four-year period from February 8, 2001 through February 7, 2005. When the GPC is calculated, Pepco expects that the cost difference it will pay after the expiration of the Mirant TPA and before the new DC SOS rates go into effect will reduce to zero the margins earned from February 8, 2004 through February 7, 2005 that otherwise would have been shared between Pepco's customers and shareholders. The amount of the difference that exceeded such margins would be recorded on Pepco's books as a loss. In the event that Pepco were to ultimately realize a significant recovery from the Mirant bankruptcy estate associated with the TPA, the GPC would be recalculated, potentially reducing the amount of any loss recorded on Pepco's books.

Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer default service to customers in Virginia for an indefinite period until relieved of that obligation by the Virginia State Corporation Commission (VSCC). DPL currently obtains all of the energy and capacity needed to fulfill its default service obligations in Virginia under a supply agreement with Conectiv Energy. Conectiv Energy has served notice that the power supply agreement will terminate effective December 31, 2004. After conducting a competitive bid procedure, DPL has entered into a new supply agreement with Conectiv Energy, which was the lowest bidder, to provide wholesale power supply for DPL's Virginia default service customers. The new supply agreement commences January 1, 2005 and expires in May 2006. On October 26, 2004, DPL filed an application with the VSCC for approval to increase the rates that DPL charges its Virginia default service customers to allow it to recover its costs for power under the new supply agreement plus an administrative charge and an average margin of approximately $0.00179 per kilowatt hour, calculated based on total sales to residential and non-residential Virginia default service customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of Virginia default service customers from each customer class and the load taken by such customers over the time period. DPL cannot predict the outcome of this proceeding. Contemporaneously, DPL and Conectiv Energy jointly filed an application with the VSCC under Virginia's Affiliates Act requesting authorization for DPL to enter into a contract to purchase power from an affiliate. On October 29, 2004, Conectiv Energy also made a filing with FERC requesting authorization to enter into a contract to supply power to an affiliate.

Proposed Shut-Down of B.L. England Generating Station

     As discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Preliminary Settlement Agreement with NJDEP included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, ACE filed a report in April 2004 with the NJBPU in compliance with the NJBPU order issued in September 2003. This report recommended that the B.L. England generating plant be shut down in accordance with the terms of the preliminary

101 _____________________________________________________________________________

settlement agreement among PHI, Conectiv and ACE, the New Jersey Department of Environmental Protection and the Attorney General of New Jersey. In letters dated May and September 2004 to the PJM Interconnection, LLC (PJM), ACE informed PJM of its intent, as owner of the B.L. England generating plant, to retire the entire plant (447 MW) on December 15, 2007. PJM has completed its independent analysis to determine the upgrades required to eliminate any identified reliability problems resulting from the retirement of B.L. England and has recommended that certain transmission upgrades be installed prior to the summer of 2008. ACE's independent assessment confirmed that the transmission upgrades identified by PJM are the transmission upgrades necessary to maintain reliability in the Atlantic zone after the retirement of B.L. England. The amount of the costs incurred by ACE to construct the recommended transmission upgrades that ACE would be permitted to recover from load serving entities that use ACE's transmission system would be subject to approval by FERC. The amount of construction costs that ACE would be permitted to recover from retail ratepayers would be determined in accordance with the treatment of transmission-related revenue requirements in retail rates under the jurisdiction of the appropriate state regulatory commission. ACE cannot predict how the recovery of such costs will ultimately be treated by FERC and the state regulatory commissions and, therefore, cannot predict the financial impact to ACE of installing the recommended transmission upgrades. However, in the event that the NJBPU makes satisfactory findings and grants other requested approvals concerning the retirement of B.L. England and approves the construction of the transmission upgrades required to maintain reliability in the Atlantic zone after such retirement, ACE expects to begin construction of the appropriate transmission upgrades while final decisions by FERC and state regulatory commissions concerning the methodology for recovery of the costs of such construction are still pending.

     On November 1, 2004, ACE made a filing with the NJBPU requesting approval of the transmission upgrades required to maintain reliability in the Atlantic zone after the retirement of B.L. England. Late in November or shortly thereafter, ACE will file a request that the NJBPU (i) make a finding that the retirement of the B.L. England generating station is prudent and (ii) approve the categories of costs that will be stranded costs associated with the retirement, dismantling and remediation of B.L. England. ACE cannot predict the outcome of these two proceedings.

Environmental Matters

     For a discussion of environmental matters involving Pepco Holdings and its subsidiaries, see Item 1, Environmental Matters - Hazardous Substance Regulation included in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Preliminary Settlement Agreement with NJDEP included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) authorizes the Environmental Protection Agency (EPA) and, indirectly, the states, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as the owners and operators of such sites, may be deemed liable under CERCLA. Pepco, DPL and ACE each has been named by the EPA or a state environmental agency as a potentially

102 _____________________________________________________________________________

responsible party at certain contaminated sites. In July 2004, DPL entered into an Administrative Consent Order with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former MGP operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The costs for completing the RI/FS for this site are expected to be approximately $150,000 between 2004 and 2005; however, the costs of cleanup resulting from the RI/FS are not determinable until the RI/FS is completed and an agreement with respect to cleanup is reached with the MDE. DPL expects to complete the RI/FS in the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES

     No material changes to Pepco Holdings' Critical Accounting Policies occurred during the third quarter of 2004. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003.

RISK FACTORS
Federal Tax Legislation Affecting Cross-border=0Leases

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (FSC-ETI Bill, H.R. 4520). This legislation provides, in part, new passive loss limitation rules that will be applied prospectively to leases (including cross-border=0leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). The assets of PCI include a cross-border=0energy lease portfolio with a book value of approximately $1.2 billion at September 30, 2004. Cross-border=0leases are leases by a U.S. taxpayer of property located in a foreign country. All of PCI's cross-border=0leases are with tax indifferent parties and were entered into prior to 2004. Therefore, the legislation, as finally enacted, will not affect PCI's existing leases. Although this legislation is prospective in nature, it does not prohibit the Internal Revenue Service from challenging prior leasing transactions.

     For information concerning additional risk factors, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that

103 _____________________________________________________________________________

may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco Holdings' control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of

104 _____________________________________________________________________________

unanticipated events. New factors emerge from time to time, and it is not possible for Pepco Holdings to predict all of such factors, nor can Pepco Holdings assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Pepco Holdings undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

105 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
106 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI).

     For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS
The accompanying results of operations discussion is for the three months ended September 30, 2004 compared to September 30, 2003.
Operating Revenue
	2004	2003	Change
	(Dollars in Millions)
Regulated T&D Electric Revenue	$255.7	$244.2	$11.5
Electricity Supply Service Revenue	310.8	268.2	42.6
Other Electric Revenue	9.0	6.0	3.0
Total Operating Revenue	$575.5	$518.4

     The table above shows the amount of operating revenue earned that is subject to price regulation (regulated and ESS) and that which is not subject to price regulation (other). Regulated T&D (Transmission & Distribution) electric revenue consists of the revenue Pepco receives for delivery of energy to its customers for which service Pepco is paid regulated rates. Electricity supply service (ESS) also known as Standard Offer Service (SOS) consists of revenue Pepco receives for the procurement of energy for its customers within the service areas of Pepco. Other revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric Revenue

     Regulated T&D electric revenue increased by $11.5 million primarily due to the following: (i) an $8.3 million increase in a county surcharge which is a pass through to the taxing authority (see Other Taxes); (ii) a $4.5 million increase due to sales growth of 1.0%; partially offset by (iii) a $1.0 million decrease due to the difference in weather. Delivery sales were 7,410,000 MwH, compared to 7,334,000 MwH for the comparable period in 2003. Cooling degree days decreased 3.2% for the three months ended September 30, 2004 compared to the same period in 2003.

107 _____________________________________________________________________________
Electricity Supply Service Revenue
Electricity supply service (ESS) revenue increased by $42.6 million primarily due to lower customer migration resulting in a 9.0% increase in MwH sales.

     At September 30, 2004, 11% of Pepco's Maryland customers and 8% of Pepco's DC customers had chosen alternate suppliers. The portion of Pepco's Maryland customers served by an alternate supplier represented 33% of Pepco's total Maryland load, and Pepco's DC customers served by an alternate supplier represented 34% of Pepco's total DC load.

     At September 30, 2003, 16% of Pepco's Maryland customers and 12% of Pepco's DC customers had chosen alternate suppliers. The portion of Pepco's Maryland customers served by an alternate supplier represented 29% of Pepco's total Maryland load, and Pepco's DC customers served by an alternate supplier represented 45% of Pepco's total DC load.

Other Electric Revenue

     Other electric revenue increased $3.0 million for the three month period primarily due to increased demands for services from customers and other utilities. Related expenses are discussed under Other Operation and Maintenance.

Operating Expenses
Fuel and Purchased Energy

     Electric fuel and purchased energy increased by $48.4 million to $289.9 million for the three months ended September 30, 2004, from $241.5 million for the corresponding period in 2003. The increase was primarily due to the following: (i) $65.9 million higher ESS costs resulting from a 9.0% increase in ESS sales; and (ii) $13.5 million higher costs as a result of the Transition Power Agreements (TPA) settlement with Mirant (entered into in November 2003) that increased the price of energy purchased from Mirant. These increases were partially offset by: (i) $14.5 million reserve recorded in September 2003 to reflect a potential exposure related to a pre-petition receivable from Mirant Corp. for which Pepco filed a creditor's claim in the bankruptcy proceedings; (ii) $15.9 million reduction in the Generation Procurement Credit (GPC) which resulted from the lower ESS margin, which in turn provided less customer sharing; and (iii) $.6 million lower transmission service costs. See the Regulatory and Other Matters - Relationship with Mirant section herein for additional information related to Mirant.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $6.9 million to $66.4 million for the three months ended September 30, 2004, from $59.5 million for the corresponding period in 2003. The increase was primarily due to the following: (i) $3.7 million higher electric system maintenance costs, (ii) $2.6 million miscellaneous charges billed to customers (see Other Electric Revenue), (iii) $2.4 million for uncollectibles, (iv) $1.4 million for severance and incentive costs, (v) $1.0 million SOS Administrative expenses, and (vi) $5.4 million various other items. These increases were partially offset by the nonrecurrence of storm costs of $9.6 million primarily related to Hurricane Isabel in September 2003.

108 _____________________________________________________________________________
Other Taxes

     Other taxes increased by $9.3 million to $72.5 million for the three months ended September 30, 2004, from $63.2 million for the corresponding period in 2003. The increase was primarily due to a higher county surcharge of $7.9 million, which is a pass through (see Regulated Electric Revenue) and $.9 million for gross receipts tax. The tax rate on the county surcharge based on kilowatt hours delivered on and after July 1, 2004 increased by approximately 52%.

Income Tax Expense

     Pepco's effective tax rate for the three months ended September 30, 2004 was 36.9% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and changes in estimates related to tax liabilities of prior tax years subject to audit (which was the primary reason for the lower effective tax rate as compared to 2003).

     Pepco's effective tax rate for the three months ended September 30, 2003 was 40.5% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and certain removal costs.

The accompanying results of operations discussion is for the nine months ended September 30, 2004 compared to September 30, 2003.
Operating Revenue
	2004	2003	Change
	(Dollars in Millions)
Regulated T&D Electric Revenue	$658.9	$ 607.1	$51.8
Electricity Supply Service Revenue	719.6	597.7	121.9
Other Electric Revenue	27.8	17.1	10.7
Total Operating Revenue	$1,406.3	$1,221.9
Regulated T&D Electric Revenue

     Regulated T&D electric revenue increased by $51.8 million primarily due to the following: (i) a $28.3 million increase in a county surcharge pass through (see Other Taxes); ii) a $12.7 million increase due to sales growth of 4.3% (excluding the effects of weather); and (iii) a $9.9 million increase due to net favorable warmer weather. Delivery sales were 20,771,000 MwH, compared to 19,909,000 MwH for the comparable period in 2003. Cooling degree days increased by 21.1% and heating degree days decreased by 9.7% for the nine months ended September 30, 2004 as compared to the same period in 2003.

Electricity Supply Service Revenue
Electricity supply service (ESS) revenue increased by $121.9 million due to lower customer migration resulting in a 16.6% increase in kilowatt-hour sales.
For a discussion of customer migration at September 30, 2004 refer to the three months results of Electricity Supply Service Revenue.
109 _____________________________________________________________________________
Other Electric Revenue
Other electric revenue increased $10.7 million primarily due to increased demands for services from customers and other utilities for the nine month period (See Other Operation and Maintenance).
Operating Expenses
Fuel and Purchased Energy

     Electric fuel and purchased energy increased by $156.6 million to $696.9 million for the nine months ended September 30, 2004, from $540.3 million for the corresponding period in 2003. The increase was primarily due to the following: (i) $127.1 million higher ESS costs resulting from a 16.6% increase in ESS sales, (ii) $71.1 million higher costs as a result of the TPA Settlement with Mirant (entered into in November 2003) that increased the price of energy purchased from Mirant, and (iii) $3.3 million higher transmission service costs. These increases were partially offset by (i) $30.4 million reduction in the GPC which resulted from the lower ESS margin, which in turn provided less customer sharing; and (ii) $14.5 million reserve recorded in September 2003 to reflect a potential exposure related to a pre-petition receivable from Mirant Corp. for which Pepco filed a creditor's claim in the bankruptcy proceedings. See the Regulatory and Other Matters - Relationship with Mirant section herein for additional information related to Mirant.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $19.8 million to $196.9 million for the nine months ended September 30, 2004, from $177.1 million for the corresponding period in 2003. The increase was primarily due to (i) $11.1 million higher electric system maintenance costs, (ii) $7.4 million of costs related to the increase in miscellaneous charges billed to customers (see Other Electric Revenue), (iii) $3.7 million for increased professional fees, (iv) $4.6 million for uncollectibles, and (v) $2.4 million for various other items, partially offset by the nonrecurrence of storm costs of approximately $9.4 million primarily related to Hurricane Isabel in September 2003.

Other Taxes

     Other taxes increased by $34.6 million to $187.7 million for the nine months ended September 30, 2004, from $153.1 million for the corresponding period in 2003. The increase was primarily due to $27.6 million higher county surcharge, which is a pass through (see Regulated Electric Revenue), $3.9 million higher gross receipts tax, $1.1 million county Right-of-Way fee adjustment in 2003, and $.9 million higher use tax. The tax rate on the county surcharge based on kilowatt hours delivered on and after July 1, 2004 increased by approximately 52%.

Gain on Sale of Asset
Gain on sale of asset of $6.6 million represents the sale of land in the first quarter of 2004.
Other Income (Expenses)

     Other expenses increased by $4.3 million to a net expense of $55.4 million for the nine months ended September 30, 2004 from a net expense of $51.1 million for the corresponding period in 2003. This was primarily due

110 _____________________________________________________________________________
to $2.5 million in lower interest income from Edison Capital Reserves which was dissolved in December 2003, and $.9 million of additional finance costs.
Income Tax Expense

     Pepco's effective tax rate for the nine months ended September 30, 2004 was 38.2% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and certain removal costs and changes in estimates related to tax liabilities of prior tax years subject to audit (which was the primary reason for the lower effective tax rate as compared to 2003).

     Pepco's effective tax rate for the nine months ended September 30, 2003 was 40.3% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and certain removal costs.

CAPITAL RESOURCES AND LIQUIDITY
Financing Activity During the Three Months Ended September 30, 2004

     In July 2004, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $650 million. This agreement replaces a $550 million 364-day credit agreement that was entered into on July 29, 2003. The respective companies also are parties to a three-year credit agreement that was entered into in July 2003 and terminates in July 2006 with an aggregate borrowing limit of $550 million. Pepco Holdings' credit limit under these agreements is $700 million and the credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of short-term debt authorized by the applicable regulatory authority, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under the agreements may not exceed $500 million. The credit agreements primarily serve as a source of liquidity to support the commercial paper programs of the respective companies. The companies can also borrow funds for general corporate purposes and issue letters of credit under the Agreements. The credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

111 _____________________________________________________________________________
In August 2004, Pepco repurchased 65,000 shares of its $2.28 series, par value $50.00 per share preferred stock at an average price of $45.50 per share.
In September 2004, Pepco repurchased 16,400 shares of its $2.28 series preferred stock, par value $50.00 per share, at an average price of $47.25 per share.
In September 2004, Pepco redeemed $2.5 million, or 50,000 shares, of its $3.40 Serial Preferred Stock Series of 1992 pursuant to mandatory sinking fund provisions.
Capital Requirements
Construction Expenditures

     Pepco's construction expenditures for the nine months ended September 30, 2004 totaled $146.7 million. These expenditures related to capital costs associated with new customer services (customer driven), distribution reliability, and transmission.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

112 _____________________________________________________________________________
Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and the Federal Energy Regulatory Commission (FERC), in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." On October 4, 2004, the District Court issued an order stating that the District Court will retain jurisdiction over the matter and invited parties to submit comments on the appropriate standard to be applied in determining whether to grant Mirant's rejection motion. All parties submitted comments. On November 3, 2004, the District Court issued an order stating that the Court concluded that the "separate agreement" issue (i.e., whether the PPA-Related Obligations are severable from the Asset Purchase and Sale Agreement) relating to the sale of Pepco's generation assets should be resolved before the District Court deals further with the issue of the standard to be applied in determining whether the motion to reject should be granted. The order permits the parties to submit further evidentiary material related to the separate agreement issue.

Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect
113 _____________________________________________________________________________

the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $118.8 million as of November 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected in the Bankruptcy Court. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made. However, Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, the expensed amounts would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.0 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $9 million for the remainder of 2004, and $33 million in 2005, the last year of the FirstEnergy PPA.

•	If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2004, at the rates provided in the PPA
114 _____________________________________________________________________________

(with an average price per kilowatt hour of approximately 18.4 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 8.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $8 million for the remainder of 2004, $35 million in 2005, and $35 million in 2006 and approximately $35 million to $48 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Standard Offer Service

     For a history of the Standard Offer Service (SOS) proceeding pending before the DCPSC, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2003

115 _____________________________________________________________________________

and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - SOS Proceedings included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Standard Offer Service included in Pepco's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. In August 2004, the DCPSC issued an order adopting administrative charges for residential, small and large commercial DC SOS customers that are intended to allow Pepco to recover the administrative costs incurred to provide the SOS supply. The approved administrative charges include an average margin for Pepco of approximately $0.00248 per kilowatt hour, calculated based on total sales to residential, small and large commercial DC SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of DC SOS customers from each customer class and the load taken by such customers over the time period. The administrative charges will go into effect for Pepco's DC SOS sales beginning February 8, 2005. Pepco completed the first competitive procurement process for DC SOS at the end of October and filed the proposed new SOS rates with the DCPSC on November 3, 2004.

     The TPA with Mirant under which Pepco obtains the DC SOS supply ends on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process provide for supply to begin on February 1, 2005. Pepco will procure power separately on the spot market to cover the period from January 23 through January 31, 2005, before the new DC SOS contracts begin. Consequently, Pepco will have to pay the difference between the procurement cost of power on the spot market and the current DC SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new DC SOS rates do not go into effect until February 8, 2005, Pepco will have to pay the difference between the procurement cost of power under the new DC SOS contracts and the current DC SOS rates charged to customers for the period from February 1 to February 7, 2005. The amount of the difference for these periods will depend on spot market power prices during the first period, weather, and the amount of DC SOS load that Pepco is serving. Pepco estimates that the total amount of the difference will be in the range from approximately $7.6 million to approximately $11.4 million. This difference, however, will be included in the calculation of the Generation Procurement Credit (GPC) for DC for the period February 8, 2004 through February 7, 2005. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earns providing SOS in the District of Columbia during the four-year period from February 8, 2001 through February 7, 2005. When the GPC is calculated, Pepco expects that the cost difference it will pay after the expiration of the Mirant TPA and before the new DC SOS rates go into effect will reduce to zero the margins earned from February 8, 2004 through February 7, 2005 that otherwise would have been shared between Pepco's customers and shareholders. The amount of the difference that exceeded such margins would be recorded on Pepco's books as a loss. In the event that Pepco were to ultimately realize a significant recovery from the Mirant bankruptcy estate associated with the TPA, the GPC would be recalculated, potentially reducing the amount of any loss recorded on Pepco's books.

116 _____________________________________________________________________________
CRITICAL ACCOUNTING POLICIES

     No material changes to Pepco's Critical Accounting Policies occurred during the third quarter of 2004. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's Annual Report on Form 10-K for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
117 _____________________________________________________________________________
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco to predict all of such factors, nor can Pepco assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Pepco undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

118 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
119 _____________________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

     In March 2004, Virginia amended its Electric Utility Restructuring Act to extend the rate freeze provisions applicable to DPL's rates for both provider of last resort (POLR) supply and distribution. The rate freezes, previously scheduled to expire on July 1, 2007, were extended to December 31, 2010, except that one change in base rates can be proposed by DPL prior to July 1, 2007, and one additional change in base rates can be proposed by DPL between that date and December 31, 2010. Additionally, rates may be increased to reflect increased purchased power costs, increased taxes, or increased costs to comply with environmental or reliability requirements.

     The Virginia Electric Utility Restructuring Act obligates DPL to offer POLR service during the period that rates are frozen and thereafter, until relieved of that obligation by the Virginia State Corporation Commission (VSCC).

     For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the nine months ended September 30, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Operating Revenue

	2004 2003		Change
	(Dollars in Millions)
Regulated T&D Electric Revenue	$283.9	$296.1	$(12.2)
Electricity Supply Services Revenue	494.8	483.7	11.1
Other Electric Revenue	15.6	53.3	(37.7)
Total Electric Operating Revenue	$794.3	$833.1

120 _____________________________________________________________________________

     The table above shows the amounts of operating revenue earned that is subject to price regulation (regulated T&D electric revenue and electricity supply service revenue) and that which is not subject to price regulation (other electric revenue). Regulated T&D (Transmission & Distribution) electric revenue includes revenue DPL receives for delivery of energy to its customers. Electricity supply service (ESS), also known as Standard Offer Service (SOS) in Maryland and Provider of Last Resort (POLR) in Delaware, includes revenue DPL receives for the procurement of energy for its customers within the service areas of DPL. Other revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric Revenue

     The $12.2 million decrease in regulated T&D electric revenue was primarily due to the following unfavorable variances: (i) $3.6 million related to unbilled revenue and industrial customer adjustments, (ii) $3.9 million other sales and rate variances, (iii) $2.1 million related to a transition charge that ended in 2003, and (iv) $1.9 million lower industrial sales. Delivered sales for the nine months ended September 30, 2004 were 10,674,000 MwH compared to 10,796,000 MwH for the comparable period in 2003. Cooling degree days increased by 2.3% and heating degree days decreased by 8.4% for the nine months ended September 30, 2004 compared to the same period in 2003.

Electricity Supply Service

     The $11.1 million increase in ESS revenue primarily resulted from the following: (i) $22.8 million due to higher energy costs; offset by (ii) $4.3 million primarily due to lower industrial sales, (iii) $3.6 million unfavorable unbilled revenue adjustment; and (iv) $2.5 million of lower revenue due to Maryland customer migration.

     At September 30, 2004, DPL's Delaware customers serviced by an alternative supplier represented 6% of DPL's total Delaware load and DPL's Maryland customers served by alternative suppliers represented 23% of DPL's total Maryland load. At September 30, 2003, the DPL's Delaware customers serviced by an alternative supplier represented 6% of DPL's total Delaware load and DPL's Maryland customers served by alternative suppliers represented 10% of DPL's total Maryland load.

Other Electric Revenue

     The $37.7 million decrease in other electric revenues was primarily due to a $32.6 million decrease in sales to Delaware Municipal Electric Corporation (DMEC) due to DPL's contracts with DMEC expiring at year-end 2003. Corresponding fuel and purchased energy costs were also reduced with the expiration of the DMEC contract.

Gas Operating Revenue

	2004 2003		Change
	(Dollars in Millions)
Regulated Gas Revenue	$127.1	$115.4	$11.7
Other Gas Revenue	46.7	28.9	17.8
Total Gas Operating Revenue	$173.8	$144.3

121 _____________________________________________________________________________

     The table above shows the amounts of gas revenue from sources that were subject to price regulation (regulated gas revenue) and that were generally not subject to price regulation (other gas revenue). Regulated gas revenue includes on-system natural gas sales and the transportation of natural gas for customers. Other Gas Revenue includes off-system gas sales and the resale of excess gas or system capacity.

Regulated Gas Revenue

     The $11.7 million increase in Regulated gas revenue primarily resulted from the following: (i) a $17.1 million increase in the Gas Cost Rate effective November 1, 2003; (ii) a $6.5 million increase in Gas base rates effective December 9, 2003; (iii) partially offset by a $9.4 million decrease due to 2003 being significantly colder than normal winter weather and $2.5 million of other decreases. For the nine months ended September 30, 2004, gas sales were 15,357,284 mcf as compared to 17,006,246 mcf for the comparable period in 2003. Heating degree days for the nine months ended September 30, 2004 were 1% above normal and the heating degree days for the comparable period in 2003 were 16% above normal.

Other Gas Revenue

     The $17.8 million increase in Other Gas Revenue is largely related to an increase in off-system sales revenues of $18 million. The gas sold off-system was made available by unfavorable warmer winter weather and, as a result, reduced customer demand. Fuel costs, however, increased to offset the off-system sales.

Operating Expenses
Fuel and Purchased Energy

     Fuel and purchased energy decreased by $32.7 million to $518.7 million for the nine months ended September 30, 2004, from $551.4 million for the corresponding period in 2003 due primarily to the expiration of the DMEC contract of $32.6 million as mentioned in other electric revenue above.

Gas Purchased

    Total gas purchased increased by $26.2 million to $126.9 million for the nine months ended September 30, 2004, from $100.7 million for the corresponding period in 2003. Regulated gas purchased primarily resulted from the following: (i) a net $23.4 million increase (substantially offset in revenue) from the settlement of financial hedges (entered into as part of DPL's regulated Natural Gas Hedge program), (ii) offset by a $12.3 million decrease in system purchases due to warmer weather and more natural gas withdrawn from storage partially net of higher unit commodity costs. In addition, other gas purchased increased by $15.3 million due to the increase in sales volume.

122 _____________________________________________________________________________
Other Operation and Maintenance

     Other Operation and Maintenance decreased by $8.3 million to $129.8 million for the nine months ended September 30, 2004, from $138.1 million for the nine months ended September 30, 2003. The decrease primarily resulted from (i) $3 million lower IT systems costs, (ii) approximately $2.5 million incremental storm costs related to Hurricane Isabel in September 2003, (iii) $1 million lower uncollectible expense, and (iv) $1.8 million other various cost reductions.

Other Taxes

     Other Taxes decreased by $8.6 million to $18.7 million for the nine months ended September 30, 2004, from $27.3 million for the nine months ended September 30, 2003. The decrease primarily resulted from a tax expense true-up in June 2004 for property taxes.

Other Income (Expenses)

     Other expenses decreased by $2.6 million to a net expense of $21.9 million for the nine months ended September 30, 2004, from a net expense of $24.5 million for the nine months ended September 30, 2003. This decrease is primarily due to the following: (i) $5.0 million decrease in interest charges due to a reduction in long-term debt; partially offset by (ii) $1.7 million increase in short-term interest charges; and (iii) $1.1 million increase in interest expense due to the implementation of FAS 150, which required a change in the designation for DPL's trust preferred securities.

Income Tax Expense

     DPL's effective tax rate for the nine months ended September 30, 2004 was 41.9% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit and the flow-through of certain book tax depreciation differences (which was the primary reason for the higher effective tax rate as compared to 2003) partially offset by the flow-through of Deferred Investment Tax Credits.

     DPL's effective tax rate for the nine months ended September 30, 2003 was 39.4% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) partially offset by the flow-through of Deferred Investment Tax Credits.

123 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
124 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

     For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the nine months ended September 30, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Operating Revenue
	2004 2003		Change
	(Dollars in Millions)
Regulated T&D Electric Revenue	$276.2	$272.7	$ 3.5
Electricity Supply Service Revenue	767.5	671.2	96.3
Other Electric Revenue	15.1	24.6	(9.5)
Total Operating Revenue	$1,058.8	$968.5

     The table above shows the amounts of operating revenue earned that is subject to price regulation (regulated T&D electric revenue and electricity supply service revenue) and that which is not subject to price regulation (other electric revenue). Regulated T&D (Transmission & Distribution) electric revenue includes revenue ACE receives for delivery of energy to its customers. Electricity supply service revenue (ESS) also known as Basic Generation Service (BGS) includes revenue ACE receives for the procurement of energy for its customers within the service areas of ACE. Also included in ESS is revenue from non-utility generators (NUGs), transition bond charges (TBC), market transition charges (MTC) and other restructuring related revenues (see Deferred Electric Service Cost). Other revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

125 _____________________________________________________________________________
Regulated T&D Electric Revenue

     The $3.5 million increase in regulated T&D electric revenue was primarily due to the following: (i) $9.5 million of additional delivery revenue related primarily to increased customer usage among residential and commercial customers; (ii) $1.3 million of other favorable delivery revenue variances, and (iii) partially offset by a decrease in unfavorable mild winter weather related sales revenue of $2.9 million and PJM network transmission revenue of $4.4 million. Delivered sales for the nine months ended September 30, 2004 were 7,645,000 MwH compared to 7,439,000 MwH for the comparable period in 2003. Cooling degree days increased by .8% and heating degree days decreased by 13.5% for the nine months ended September 30, 2004 compared to the same period in 2003.

Electricity Supply Service Revenue

     ESS revenue is offset in operating expenses and has minimal earnings impact due to deferral accounting as a result of electric restructuring in New Jersey. The $96.3 million increase in ESS revenue resulted from the following: (i) $69.9 million of higher energy prices in 2004; (ii) $30.3 million due to an increase in NUG rates set in August 2003; (iii) $17.0 million of transition bond charges due to the securitization of the BL England power plant in December 2003; partially offset by (iv) $11.8 million of lower BGS revenue due to an increase in customer migration and (v) $9.1 million of lower revenue associated with other restructuring initiatives.

     At September 30, 2004, ACE's New Jersey customers served by an alternate supplier represented 21% of ACE's total load. At September 30, 2003, ACE's New Jersey customers served by an alternate supplier represented 9% of ACE's total load.

Other Electric Revenue

     The $9.5 million decrease in other electric revenue was primarily due to a $3.2 million fuel oil sale in the first quarter of 2003 and the transfer of the Deepwater power plant to Conectiv Energy at the end of 2003, which in 2003 accounted for $5.3 million of ACE's other revenues for the nine months period ended September 30, 2003.

Operating Expenses
Fuel and Purchased Energy

     Fuel and purchased energy increased by $35.9 million to $641.4 million for the nine months ended September 30, 2004, from $605.5 million for the nine months ended September 30, 2003. This increase was primarily due to higher average costs per KwH and higher volumes of electricity supplied to customers due to an increase in average use per customer.

Other Operation and Maintenance

     Other Operation and Maintenance decreased by $12.0 million to $143.2 million for the nine months ended September 30, 2004, from $155.2 million for the nine months ended September 30, 2003. The decrease primarily resulted from lower pension costs of $3.6 million in 2004 and incremental storm costs of approximately $1 million related to Hurricane Isabel in September 2003. In addition, costs associated with providing ESS and other restructuring items decreased by $5.4 million in 2004 but were offset through the deferral accounting.

126 _____________________________________________________________________________
Depreciation and Amortization

     Depreciation and amortization expenses increased by $14.6 million to $104.2 million for the nine months ended September 30, 2004, from $89.6 million for the nine months ended September 30, 2003 primarily due to a $12.2 million increase for amortization of bondable transition property as a result of additional transition bonds issued in December 2003 and due to a $3.4 million increase for amortization of a regulatory tax asset related to New Jersey stranded costs.

Deferred Electric Service Costs

     Deferred electric service costs increased by $27.1 million to $27.7 million for the nine months ended September 30, 2004 from $.6 million for the nine months ended September 30, 2003. The $27.1 million increase represents a net over-recovery associated with NUGs, MTC, BGS and other restructuring items. Additionally, the 2003 period contained a $27.5 million charge related to the New Jersey deferral disallowance regarding the procurement of fuel and purchased energy. Customers in New Jersey who do not choose a competitive supplier receive default electricity supply from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of these costs are reset annually. On ACE's balance sheet a regulatory asset includes an under-recovery of $110.9 million as of September 30, 2004. This amount is net of a $46.1 million reserve on previously disallowed items under appeal.

Gain on Sale of Asset

     During the second quarter of 2004, ACE and the City of Vineland, New Jersey finalized a condemnation settlement under which ACE transferred to the City of Vineland its distribution assets within the geographical limits of the City of Vineland and related customer accounts. The transaction resulted in a pre-tax gain of approximately $14.4 million, which is recorded as a reduction to operating expenses in the line item entitled "gain on sale of asset" on the consolidated statements of earnings.

Other Income (Expenses)

     Other expenses increased by $3.5 million to a net expense of $39.3 million for the nine months ended September 30, 2004, from a net expense of $35.8 million for the nine months ended September 30, 2003. This increase is primarily due to the following: (i) $4.3 million increase in interest expense on Transition Bonds issued by ACE Transition Funding due to additional transition bonds issued in December, 2003; (ii) $2.1 million decrease in income derived from customers to recover income tax expense on contributions in aid of construction; (iii) $.4 million decrease in interest income accrued on the balance for ACE's deferred electric service costs due to a lower interest rate used, effective September 1, 2003; (iv) partially offset by a $2.8 million decrease in long-term debt interest expense due to lower outstanding long-term debt balances for ACE.

Income Tax Expense

     ACE's effective tax rate for the nine months ended September 30, 2004 was 41.7% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences (which was the primary reason for the higher effective tax rate as compared to 2003) partially offset by the flow-through of Deferred Investment Tax Credits.

127 _____________________________________________________________________________

     ACE's effective tax rate for the nine months ended September 30, 2003 was 39.6% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) partially offset by the flow-through of Deferred Investment Tax Credits.

128 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
129 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC

     For the information required by this item refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE Funding's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the nine months ended September 30, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Operating Revenues
Utility revenue increased by $16.3 million as a result of the $152 million of Transition Bonds issued in December 2003.
Operating Expenses

     Operating expenses, comprised of amortization of Bondable Transition Property, interest expense and servicing and administrative expenses increased by a total of $16.3 million as a result of the $152 million of Transition Bonds issued in December 2003.

130 _____________________________________________________________________________

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pepco Holdings

     As of March 2003, Conectiv Energy ceased all proprietary trading activities which generally consist of the entry into contracts to take a view of market direction, capture market price change, and put capital at risk. PHI's competitive energy segments are no longer engaged in proprietary trading; however, the market exposure under certain contracts entered into prior to cessation of proprietary trading activities was not eliminated due to the illiquid market environment to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized. As of September 30, 2004, approximately 73% of the unrealized value of Conectiv Energy's remaining proprietary trading contracts will be realized as they mature in 2004.

     The competitive energy segments actively engage in commodity risk management activities to reduce their financial exposure to changes in the value of their assets and obligations due to commodity price fluctuations. Certain of these risk management activities are conducted using instruments classified as derivatives under SFAS 133. In addition, the competitive energy segments also manage commodity risk with contracts that are not classified as derivatives. The competitive energy segments' primary risk management objectives are to manage the spread between the cost of fuel used to operate their electric generation plants and the revenue received from the sale of the power produced by those plants and manage the spread between retail sales commitments and the cost of supply used to service those commitments in order to ensure stable and known minimum cash flows and fix favorable prices and margins when they become available. To a lesser extent, Conectiv Energy also engages in market activities in an effort to profit from short-term geographical price differentials in electricity prices among markets. PHI collectively refers to these energy market activities, including its commodity risk management activities, as "other energy commodity" activities and identifies this activity separate from that of the discontinued proprietary trading activity.

     PHI's risk management policies place oversight at the senior management level through the Corporate Risk Management Committee which has the responsibility for establishing corporate compliance requirements for the competitive energy segments' energy market participation. PHI uses a value-at-risk (VaR) model to assess the market risk of its competitive energy segments' other energy commodity activities and its remaining proprietary trading contracts. PHI also uses other measures to limit and monitor risk in its commodity activities, including limits on the nominal size of positions and periodic loss limits. VaR represents the potential mark-to-market loss on energy contracts or portfolios due to changes in market prices for a specified time period and confidence level. PHI estimates VaR using a delta-gamma variance/ covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

131 _____________________________________________________________________________
Value at Risk Associated with Energy Contracts For the Nine Months Ended September 30, 2004 (Dollars in Millions)
	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)	VaR for Competitive Energy Activity (3)
95% confidence level, one-day holding period, one-tailed (4)
Period end	$ 0.0	$ 2.8	$ 4.5
Average for the period	$ 0.0	$ 6.4	$ 4.2
High	$ 0.1	$10.1	$ 8.9
Low	$ 0.0	$ 2.7	$ 2.1
Notes:
(1)	Includes all remaining proprietary trading contracts entered into prior to cessation of this activity prior to March 2003.
(2)	Includes all derivative contracts under SFAS No. 133, including proprietary trading contracts and derivatives associated with other energy commodity activities.
(3)

This column represents all energy derivative contracts, normal purchase & sales contracts, modeled generation output and fuel requirements and modeled customer load obligations for both the discontinued proprietary trading activity and the ongoing other energy commodity activities.

(4)

As VaR calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form, traditional statistical and financial methods can be employed to reconcile prior 10K and 10Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1-month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

     For additional quantitative and qualitative information on the fair value of energy contracts refer to Note 5, Use of Derivatives in Energy and Interest Rate Hedging Activities in the accompanying Notes to Consolidated Financial Statements.

     The following table provides information on the estimated electricity output of and fuel requirements for the competitive energy segment's generation plants that have been economically hedged (which includes the use of contracts that are classified as cash flow hedges under SFAS 133, other derivative instruments, and normal purchase and sales contracts) as of September 30, 2004 based on economic availability projections.

     The competitive energy segments' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The following table represents an economic hedge position for a single point in time and does not reflect the ongoing transactions executed to carry a balanced position. The competitive energy segments dynamically hedge both the estimated plant output and fuel requirements as the estimated levels of output and fuel needs change.

132 _____________________________________________________________________________
The percentages in the table are based on modeled volumetric requirements using data available at September 30, 2004.
Generation Assets Economic Hedging Information Estimated Three Calendar Years
	2004	2005	2006
Estimated Plant Output Economically Hedged	127%(1)	115%(1)	67%
Estimated Plant Gas Requirements Economically Hedged (2)	108%	141%	36%
Notes:
(1)

While estimated on-peak generation is 100% economically hedged, Pepco Holdings has provider of last resort (POLR) load requirements that are forecasted to exceed, on average, the dispatch level of generation in the competitive energy segments' plant portfolio. In total, the competitive energy segments have installed capacity that exceeds the level of POLR obligations.

(2)	Natural gas is the primary fuel for the majority of the mid-merit fleet. Fuel oil is the primary fuel for the majority of the peaking units.

     For additional information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003.

Pepco
For information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco's Annual Report on Form 10-K for the year ended December 31, 2003.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.

     Disclosure controls and procedures are PHI's controls and other procedures that are designed to ensure that information required to be disclosed by PHI in the reports that it files with or submits to the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by PHI in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of PHI's disclosure controls and procedures as of September 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

133 _____________________________________________________________________________

     During the three months ended September 30, 2004, there was no change in PHI's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, PHI's internal controls over financial reporting.

Potomac Electric Power Company

     Disclosure controls and procedures are Pepco's controls and other procedures that are designed to ensure that information required to be disclosed by Pepco in the reports that it files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by Pepco in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended September 30, 2004, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

Delmarva Power & Light Company

     Disclosure controls and procedures are DPL's controls and other procedures that are designed to ensure that information required to be disclosed by DPL in the reports that it files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by DPL in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

During the three months ended September 30, 2004, there was no change in DPL's internal control over financial reporting that has materially affected,
134 _____________________________________________________________________________
or is reasonably likely to materially affect, DPL's internal controls over financial reporting.
Atlantic City Electric Company

     Disclosure controls and procedures are ACE's controls and other procedures that are designed to ensure that information required to be disclosed by ACE in the reports that it files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by ACE in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended September 30, 2004, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

Atlantic City Electric Transition Funding LLC

     ACE Funding is an "asset backed issuer" (as defined by Rule 15d-14(g) under the Exchange Act) and, accordingly, the disclosures required by this Item relate to matters that, as provided in Rule 15d-15 under the Exchange Act, do not apply to ACE Funding.

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Relationship with Mirant Corporation.

135 _____________________________________________________________________________
ACE Appeal of New Jersey Deferral Proceeding

     In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey, which hears appeals of New Jersey administrative agencies, including the New Jersey Board of Public Utilities (NJBPU), a Notice of Appeal and a Case Information Statement related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act. ACE cannot predict the outcome of this appeal. For additional information concerning the New Jersey regulatory proceeding leading up to this appeal, please refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations - Restructuring Deferral.

     For further information concerning litigation matters, please refer to Item 3, Legal Proceedings, of Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003, and Part II, Item 1, Legal Proceedings, of Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Pepco
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Relationship with Mirant Corporation.

For further information concerning litigation matters, please refer to Item 3, Legal Proceedings, of Pepco's Annual Report on Form 10-K for the year ended December 31, 2003.
Delmarva Power & Light Company

     For information concerning litigation matters, please refer to Item 3, Legal Proceedings, of DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003, and Part II, Item 1, Legal Proceedings, of DPL's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Atlantic City Electric Company

     In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey, which hears appeals of New Jersey administrative agencies, including the New Jersey Board of Public Utilities (NJBPU), a Notice of Appeal and a Case Information Statement related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJPU under the New Jersey Electric Discount and Energy Competition Act. ACE cannot predict the outcome of this appeal. For additional information concerning the New Jersey regulatory proceeding leading up to this appeal, please refer to Note (14), Commitments and Contingencies to the financial statements included in ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003, and Note (4), Commitments and Contingencies, to the financial statements included in ACE's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

For information concerning litigation matters, please refer to Item 3, Legal Proceedings, of ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003.
136 _____________________________________________________________________________
Atlantic City Electric Transition Funding LLC
None.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Pepco Holdings
None.
Pepco
PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	0	N/A	N/A	N/A
August 1-31, 2004	65,000[1] shares of $2.28 Preferred, Series 1965	$45.50	N/A	N/A
September 1-30	16,400[1] shares of $2.28 Preferred, Series 1965 50,000[2] shares of $3.40 Preferred, Series 1992	$47.25 $50.00	N/A	N/A
Total	131,400	$47.4307	N/A	N/A
1Purchased in privately negotiated transactions
2Redeemed pursuant to sinking fund provisions of the preferred stock

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

137 _____________________________________________________________________________
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
None.
Pepco

     Effective May 21, 2004, the following persons were elected as the directors of Pepco by the unanimous written consent in lieu of an annual meeting of Pepco Holdings, Inc., the holder of all of the outstanding Pepco common stock, $.01 par value:

Joseph M. Rigby Thomas S. Shaw William J. Sim William T. Torgerson Andrew W. Williams Dennis R. Wraase

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 5. OTHER INFORMATION
Pepco Holdings
None.
Pepco
None.
DPL
None.
ACE
None.
ACE Funding
None.
Item 6. EXHIBITS

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), Atlantic City Electric Company (ACE) and Atlantic City Electric Transition Funding LLC (ACE Funding).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
4	ACE	Supplemental Indenture dated August 10, 2004	Filed herewith.
10.1	PHI Pepco	Employment Agreement of Anthony J. Kamerick	Filed herewith.
138 _____________________________________________________________________________
Exhibit No.	Registrant(s)	Description of Exhibit	Reference
10.2	PHI	Form of Employee Non-Qualified Stock Option Agreement	Filed herewith.
10.3	PHI	Form of Director Non-Qualified Stock Option Agreement	Filed herewith.
10.4	PHI	Form of Election Regarding Payment of Director Retainer/Fees	Filed herewith.
10.5	PHI	Form of Executive and Director Deferred Compensation Plan Executive Deferral Agreement	Filed herewith.
10.6	PHI	Form of Executive Incentive Compensation Plan Participation Agreement	Filed herewith.
10.7	PHI	Form of Restricted Stock Agreement	Filed herewith.
10.8	PHI	Form of Election with Respect to Stock Tax Withholding	Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
139 _____________________________________________________________________________
Exhibit No.	Registrant(s)	Description of Exhibit	Reference
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
140 _____________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item (a)	$249.4	$211.1	$220.2	$192.3	$369.1	$256.7

Income tax expense	141.6	65.9	124.1	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	291.3	381.4	227.2	162.0	221.5	200.5
Other interest	15.3	21.7	21.0	23.8	23.6	23.8
Preferred dividend requirements of subsidiaries	2.2	13.9	20.6	14.2	14.7	17.1
Total fixed charges	308.8	417.0	268.8	200.0	259.8	241.4

Non-utility capitalized interest	-	(10.2)	(9.9)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$699.8	$683.8	$603.2	$473.1	$966.2	$610.8

Total fixed charges, shown above	308.8	417.0	268.8	200.0	259.8	241.4
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	1.2	4.3	11.6	6.2	13.5	7.7

Fixed charges for ratio computation	$310.0	$421.3	$280.4	$206.2	$273.3	$249.1

Ratio of earnings to fixed charges	2.26	1.62	2.15	2.29	3.54	2.45
(a)	Excludes income and losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.

141 _____________________________________________________________________________

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income (a)	$ 91.6	$104.6	$141.2	$192.3	$369.1	$256.7

Income tax expense	58.2	69.1	79.9	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	60.6	81.4	112.2	162.0	221.5	200.5
Other interest	10.8	16.2	17.3	23.8	23.6	23.8
Preferred dividend requirements of a subsidiary trust	-	4.6	9.2	9.2	9.2	9.2
Total fixed charges	71.4	102.2	138.7	195.0	254.3	233.5

Non-utility capitalized interest	-	-	(.2)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$221.2	$275.9	$359.6	$468.1	$960.7	$602.9

Ratio of earnings to fixed charges	3.10	2.70	2.59	2.40	3.78	2.58

Total fixed charges, shown above	71.4	102.2	138.7	195.0	254.3	233.5

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	1.5	5.5	7.8	7.2	10.6	11.4

Total Fixed Charges and Preferred Dividends	$ 72.9	$107.7	$146.5	$202.2	$264.9	$244.9

Ratio of earnings to fixed charges and preferred dividends	3.03	2.56	2.45	2.32	3.63	2.46
(a)	Excludes losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
142 _____________________________________________________________________________

Exhibit 12.3 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income	$ 56.4	$53.2	$ 49.7	$200.6	$141.8	$142.2

Income tax expense	40.7	36.4	33.7	139.9	81.5	95.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	24.7	37.2	44.1	68.5	77.1	77.8
Other interest	1.7	2.7	3.6	3.4	7.5	6.1
Preferred dividend requirements of a subsidiary trust	-	2.8	5.7	5.7	5.7	5.7
Total fixed charges	26.4	42.7	53.4	77.6	90.3	89.6

Income before extraordinary item, income tax expense, and fixed charges	$123.5	$132.3	$136.8	$418.1	$313.6	$327.1

Ratio of earnings to fixed charges	4.68	3.10	2.56	5.39	3.47	3.65

Total fixed charges, shown above	$ 26.4	$42.7	$ 53.4	$ 77.6	$ 90.3	$ 89.6

Preferred dividend requirements, adjusted to a pre-tax amount	1.2	1.7	2.9	6.3	7.7	7.4

Total fixed charges and preferred dividends	$ 27.6	$44.4	$ 56.3	$ 83.9	$ 98.0	$ 97.0

Ratio of earnings to fixed charges and preferred dividends	4.47	2.98	2.43	4.98	3.20	3.37
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
143 _____________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item	$ 58.7	$41.5	$ 28.2	$ 75.5	$ 54.4	$ 63.9

Income tax expense	41.9	27.3	16.3	46.7	36.7	49.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	47.1	63.7	55.6	62.2	76.2	60.6
Other interest	2.3	2.6	2.4	3.3	4.5	3.8
Preferred dividend requirements of subsidiary trusts	-	1.8	7.6	7.6	7.6	7.6
Total fixed charges	49.4	68.1	65.6	73.1	88.3	72.0

Income before extraordinary item, income tax expense and fixed charges	$150.0	$136.9	$110.1	$195.3	$179.4	$185.2

Ratio of earnings to fixed charges	3.04	2.01	1.68	2.67	2.03	2.57

Total fixed charges, shown above	$ 49.4	$ 68.1	$ 65.6	$ 73.1	$ 88.3	$ 72.0

Preferred dividend requirements adjusted to a pre-tax amount	0.3	0.5	1.1	2.7	3.6	3.8

Total fixed charges and preferred dividends	$ 49.7	$ 68.6	$ 66.7	$ 75.8	$ 91.9	$ 75.8

Ratio of earnings to fixed charges and preferred dividends	3.02	2.00	1.65	2.58	1.95	2.44
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
144 _____________________________________________________________________________

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, Chairman of the Board, President and Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004		D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
145 _____________________________________________________________________________
Exhibit 31.2
CERTIFICATION
I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
146 _____________________________________________________________________________
Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, Chairman of the Board and Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer
147 _____________________________________________________________________________
Exhibit 31.4
CERTIFICATION
I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer of Potomac Electric Power Company, certify that:
1.		I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

148 _____________________________________________________________________________
Exhibit 31.5
CERTIFICATION
I, Thomas S. Shaw, President and Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004		T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
149 _____________________________________________________________________________
Exhibit 31.6
CERTIFICATION
I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
150 _____________________________________________________________________________
Exhibit 31.7
CERTIFICATION
I, William J. Sim, President and Chief Executive Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004		WILLIAM J. SIM William J. Sim President and Chief Executive Officer
151 _____________________________________________________________________________
Exhibit 31.8
CERTIFICATION
I, Joseph M. Rigby, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2004		JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer
152 _____________________________________________________________________________
Exhibit 31.9
CERTIFICATION
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.	I have reviewed this report on Form 10-Q of Atlantic City Electric Transition Funding LLC and other reports containing distribution information for the period covered by this report.
2.

To the best of my knowledge, this report and the other reports I have reviewed do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

3.	To the best of my knowledge, the financial information required to be provided to the trustee under the governing documents of the issuer is included in these reports.
4.	To the best of my knowledge, Atlantic City Electric Company, the Servicer, has complied with its servicing obligations and minimum servicing standards.
Date: November 8, 2004	T. S. SHAW Thomas S. Shaw Chairman
153 _____________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chairman of the Board, President and Chief Executive Officer, and I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

November 8, 2004	D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
November 8, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

154 _____________________________________________________________________________
Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chairman of the Board and Chief Executive Officer, and I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

November 8, 2004	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer
November 8, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

155 _____________________________________________________________________________
Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, President and Chief Executive Officer, and I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

November 8, 2004	T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
November 8, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

156 _____________________________________________________________________________
Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, President and Chief Executive Officer, and I, Joseph M. Rigby, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

November 8, 2004	WILLIAM J. SIM William J. Sim President and Chief Executive Officer
November 8, 2004	JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

157 _____________________________________________________________________________
Exhibit 32.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chairman, and I, James P. Lavin, Chief Financial Officer, of Atlantic City Electric Transition Funding, LLC, certify that, to the best of my knowledge, the (i) Quarterly Report on Form 10-Q of Atlantic City Electric Transition Funding, LLC for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

November 8, 2004	T. S. SHAW Thomas S. Shaw Chairman
November 8, 2004	JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

158 _____________________________________________________________________________
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2004

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
  (Registrants)

By   JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
          PHI, Pepco and DPL
        Chief Financial Officer, ACE

November 8, 2004	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By JAMES P. LAVIN James P. Lavin Chief Financial Officer
159 _____________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
4	ACE	Supplemental Indenture dated August 10, 2004
10.1	PHI Pepco	Employment Agreement of Anthony J. Kamerick
10.2	PHI	Form of Employee Non-Qualified Stock Option Agreement
10.3	PHI	Form of Director Non-Qualified Stock Option Agreement
10.4	PHI	Form of Election Regarding Payment of Director Retainer/Fees
10.5	PHI	Form of Executive and Director Deferred Compensation Plan Executive Deferral Agreement
10.6	PHI	Form of Executive Incentive Compensation Plan Participation Agreement
10.7	PHI	Form of Restricted Stock Agreement
10.8	PHI	Form of Election with Respect to Stock Tax Withholding
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
160 _____________________________________________________________________________